Form 10-Q
period 2016-03-31
Axsome Therapeutics, Inc.
filed 2016-05-11
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 19,149,417 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 3, 2016.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY NOTE

REGARDING FORWARD‑LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$44,078,000	$48,036,260
Prepaid and other current assets	987,552	996,618
Total current assets	45,065,552	49,032,878
Equipment, net	25,192	16,653
Other assets	57,500	26,625
Total assets	$45,148,244	$49,076,156
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,830,422	$1,892,363
Accrued expenses	2,083,310	739,532
Total current liabilities	3,913,732	2,631,895
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 19,149,417 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	1,915	1,915
Additional paid-in capital	65,887,336	65,231,144
Accumulated deficit	(24,654,739)	(18,788,798)
Total stockholders’ equity	41,234,512	46,444,261
Total liabilities and stockholders’ equity	$45,148,244	$49,076,156

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Operating expenses:
Research and development	$4,526,252	$1,416,283
General and administrative	1,356,613	516,840
Total operating expenses	5,882,865	1,933,123
Loss from operations	(5,882,865)	(1,933,123)
Interest and amortization of debt discount/premium income (expense)	16,924	(128,781)
Change in fair value of warrant liability	—	870
Change in fair value of embedded derivative liabilities	—	(79,100)
Net loss	$(5,865,941)	$(2,140,134)
Net loss per common share, basic and diluted	$(0.31)	$(0.19)
Weighted average common shares outstanding, basic and diluted	19,149,417	11,108,144

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(5,865,941)	$(2,140,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	656,192	74,760
Amortization of debt discount	—	16,066
Amortization of debt issuance costs	—	1,806
Non-cash interest expense	—	111,015
Change in fair value of warrant and embedded derivative liabilities	—	78,230
Depreciation	2,112	304
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,066	64,724
Other assets	(30,875)	—
Accounts payable	(61,941)	483,669
Accrued expenses	1,343,778	150,709
Net cash used in operating activities	(3,947,609)	(1,158,851)
Cash flows from investing activities
Purchases of equipment	(10,651)	(10,256)
Net cash used in investing activities	(10,651)	(10,256)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	255,000
Deferred financing fees	—	(13,275)
Net cash provided by financing activities	—	241,725
Net decrease in cash	(3,958,260)	(927,382)
Cash at beginning of period	48,036,260	2,617,815
Cash at end of period	$44,078,000	$1,690,433
Supplemental disclosures of non-cash financing activity:
Deferred financing fees	$—	$19,489

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) was incorporated on January 12, 2012 in the State of Delaware. The Company is a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system (“CNS”) disorders, including pain, for which there are limited existing treatment options. Axsome’s product candidate portfolio includes two late-stage candidates, AXS-02 and AXS-05. AXS-02 is currently in Phase 3 trials in complex regional pain syndrome (“CRPS”) and knee osteoarthritis (“OA”) associated with bone marrow lesions (“BMLs”) with an additional Phase 3 trial planned in chronic low back pain (“CLBP”) associated with Modic changes (“MCs”). AXS-05 is currently in a Phase 3 trial in treatment resistant depression (“TRD”), and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease (“AD”) is planned.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2016, the Company had an accumulated deficit of $24.7 million.

The Company’s primary sources of cash have been proceeds from its initial public offering and through private placements of its convertible notes. The Company has not yet commercialized any of its product candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its product candidates, it may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

As of March 31, 2016, the Company had $44.1 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the third quarter of 2017. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “AXSM.”

Note 2. Summary of Significant Accounting Policies

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at March 31, 2016 or December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2016, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2016, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2016, and no difference between basic and diluted net loss per common stock for the three months ended March 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Note 3. Fair Value Measurements

There were no financial liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2015. There were no Level 3 liabilities during the three months ended March 31, 2016.

March 31, 2015	Beginning of period	Issuances	Change in fair value (3)	End of period
Warrant liability (1)	$136,235	$—	$(870)	$135,365
Embedded derivative liabilities (2)	496,400	23,900	79,100	599,400
Total	$632,635	$23,900	$78,230	$734,765

(1)

Prior to the close of the Company’s IPO on November 24, 2015, the Company considered its convertible note related warrant liability as a Level 3 financial instrument. The Company determined the fair value of the liability immediately prior to the Company’s IPO and then reclassified the balance to additional paid-in capital upon the closing of the IPO.

(2)

Prior to the amendment of the Company’s outstanding convertible notes in September 2015, the Company considered its convertible note related embedded derivative liabilities as Level 3 financial instruments. The amendment was deemed to be a substantive change and resulted in extinguishment accounting, which included the extinguishment of the embedded derivative liabilities.

(3)	The change in the fair values of the warrant and embedded derivative liabilities are recorded in the statements of operations.

Note 4. Accrued Expenses

At March 31, 2016 and December 31, 2015 accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015

Accrued compensation	$128,785	$330,707
Research and development	1,651,372	284,057
Other	303,153	124,768
	$2,083,310	$739,532

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2016	2015

Basic and diluted net loss per common share:
Net loss	$(5,865,941)	$(2,140,134)
Weighted average common shares outstanding—basic and diluted	19,149,417	11,108,144
Net loss per common share—basic and diluted	$(0.31)	$(0.19)

The following potentially dilutive securities outstanding at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	March 31,
	2016	2015

Convertible notes	—	1,065,553
Stock options	998,198	709,292
Warrants	272,468	272,468
	1,270,666	2,047,313

Note 6. Stockholders’ Equity

Capital Structure

In November 2015, the Company completed its IPO, whereby it sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

Upon the close of the IPO, all of the Company’s outstanding convertible notes, including accrued and unpaid interest, converted into 2,374,606 shares of common stock.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan was 3,501,577 shares at March 31, 2016.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2016:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2015	998,198	$3.94
Outstanding at March 31, 2016	998,198	$3.94	8.6	$4,654,324
Vested and expected to vest at March 31, 2016	992,029	$3.95	8.6	$4,609,291
Exercisable at March 31, 2016	592,194	$2.42	8.2	$3,662,355

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The Company periodically remeasures the fair value of stock‑based awards issued to non‑employees and records the expense over the requisite service period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry. There were no stock option grants, exercises, forfeitures, or expirations during the three months ended March 31, 2016.

The weighted average valuation date fair value of options granted was $2.43 per option for the three months ended March 31, 2015. As of March 31, 2016, there was $1.5 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.2 years. These amounts do not include 6,169 options outstanding as of March 31, 2016, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
	2016	2015

Research and development	$540,747	$43,819
General and administrative	115,445	30,941
	$656,192	$74,760

Performance‑Based Awards

The Company issued no performance-based awards during the three months ended March 31, 2016 and 2015. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the three months ended March 31, 2016 and 2015, the Company recognized $484,612 and $0, respectively, as expense related to performance‑based awards.

Warrants

As of March 31, 2016 and December 31, 2015, the Company has outstanding warrants to purchase 272,468 shares of common stock, consisting of 230,409 warrants with an exercise price of $1.30 per share and 42,059 warrants with an exercise price of $5.94 per share.

Note 7. License Agreements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission on March 24, 2016.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders, including pain, for which there are limited existing treatment options. Our product candidate portfolio includes two late-stage candidates, AXS-02 and AXS-05. AXS-02 is currently in Phase 3 trials in complex regional pain syndrome, or CRPS, and knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, with an additional Phase 3 trial planned in chronic low back pain, or CLBP, associated with Modic changes, or MCs. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, is planned.

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

In March 2016, we enrolled the first patient in our STRIDE-1 (Symptom Treatment in Resistant Depression 1) study, a Phase 3 trial evaluating the efficacy and safety of AXS-05 for the treatment of TRD.

Also in March 2016, we enrolled the first patient in our COAST-1 (Clinical Knee Osteoarthritis Symptom Treatment 1) study, a Phase 3 trial evaluating the efficacy and safety of AXS-02 for the treatment of the pain of knee OA associated with BMLs.

In April 2016, we received, from the U.S. Food and Drug Administration, or the FDA, Pre-Investigational New Drug Application written guidance on our proposed clinical development plan for AXS-05 for the treatment of agitation in patients with AD. The feedback reflects guidance on our regulatory approach, including the design of a proposed Phase 2/3 trial.

In May 2016, we received from the FDA, Fast Track designation for AXS-02 for the treatment of the pain of knee OA associated with BMLs.

Our ability to become profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or our collaborators obtain marketing approval for and successfully commercialize one of our product candidates.

We have incurred significant operating and net losses since inception. We incurred net losses of $5.9 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Our accumulated deficit as of March 31, 2016 was $24.7 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015

AXS-02	$2,169,030	$815,776
AXS-05	1,097,596	131,384
AXS-06	139,894	76,070
Other research and development	578,985	349,234
Stock-based compensation	540,747	43,819
Total research and development expenses	$4,526,252	$1,416,283

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

We anticipate that our general and administrative expenses will increase in future periods as a result of increased payroll, expanded infrastructure, and increased legal, compliance (such as maintaining compliance with NASDAQ listing and Securities and Exchange Commission, or SEC, requirements), accounting, and investor and public relations expenses associated with being a public company, among other factors.

Interest and Amortization of Debt Discount/Premium Income (Expense)

Interest and amortization of debt discount/premium income (expense) consists of interest earned on our investments as well as cash and non‑cash interest costs related to our convertible debt. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount/premium income (expense) also includes the amortization of the premium recognized due to extinguishment of debt.

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

Change in Fair Value of Embedded Derivative Liabilities

We issued convertible notes from September 2014 through July 2015 that included an embedded derivative that required bifurcation from the host debt instrument. We aggregated these bifurcated features and reflected the values of these embedded derivatives on our balance sheet which was subject to re‑measurement at each balance sheet date and any change in fair value was recognized in our statements of operations as a change in fair value of the embedded derivative liabilities.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures.  On an ongoing basis, our actual results may differ significantly from our estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015

Operating expenses:
Research and development	$4,526,252	$1,416,283
General and administrative	1,356,613	516,840
Total operating expenses	5,882,865	1,933,123
Loss from operations	(5,882,865)	(1,933,123)
Interest and amortization of debt discount/premium income (expense)	16,924	(128,781)
Change in fair value of warrant liability	—	870
Change in fair value of embedded derivative liabilities	—	(79,100)
Net loss	$(5,865,941)	$(2,140,134)

Research and Development Expenses.  Our research and development expenses for the three months ended March 31, 2016 were $4.5 million, compared to $1.4 million for the three months ended March 31, 2015, an increase of $3.1 million. The increase was primarily due to increased clinical trial expenses related to our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in personnel costs and stock compensation expense in 2016.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2016 were $1.4 million, compared to $0.5 million for the three months ended March 31, 2015, an increase of $0.9 million. The increase was primarily due to increased fees to support operating as a public company.

Interest and Amortization of Debt Discount/Premium Income (Expense).  Interest and amortization of debt discount/premium income for the three months ended March 31, 2016 was approximately $17,000, compared to interest expense of $0.1 million for the three months ended March 31, 2015, an increase of approximately $0.1 million. The increase was primarily due to incurring non-cash interest expense in 2015 related to our then-oustanding convertible notes.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded for the three months ended March 31, 2016. We recorded immaterial income related to the change in fair value of our warrant liability for the three months ended March 31, 2015.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded for the three months ended March 31, 2016. We recorded expense related to the change in fair value of our embedded derivative liabilities of $0.1 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

In November 2015, we completed our IPO, in which we sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. We received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

At March 31, 2016, we had cash of $44.1 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the third quarter of 2017. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three months ended March 31,
	2016	2015

Net cash (used in) provided by:
Operating activities	$(3,947,609)	$(1,158,851)
Investing activities	(10,651)	(10,256)
Financing activities	—	241,725
Net increase (decrease) in cash	$(3,958,260)	$(927,382)

Operating Activities.  Net cash used in operating activities for the three months ended March 31, 2016 was $3.9 million as compared to $1.2 million for the three months ended March 31, 2015. The increase of $2.7 million in net cash used was primarily related to an increase in expenditures for our clinical programs, including our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in general and administrative expenses related to becoming a public company.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2016 and 2015.

Financing Activities.  Cash provided by financing activities was zero for the three months ended March 31, 2016 as compared to $0.2 million for the three months ended March 31, 2015.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $44.1 million and $48.0 million as of March 31, 2016 and December 31, 2015, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2016 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $5.9 million and $10.6 million for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $24.7 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trial with AXS‑02 for the treatment of pain associated with complex regional pain syndrome, or CRPS;
•	conduct our Phase 3 clinical trial with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;
•	conduct our Phase 3 clinical trial with AXS‑05 for the treatment of treatment resistant depression, or TRD;
•	initiate and enroll patients in our Phase 3 clinical trials in other indications for AXS‑02 and for AXS‑05;
•	in‑license or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;
•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;

•	conduct additional non‑clinical studies with any product candidates;
•	conduct preclinical studies with AXS‑06 or any additional product candidates;
•	increase manufacturing batch sizes of AXS‑02 and AXS-05 to satisfy FDA requirements for a marketing application submission;
•

establish a sales, marketing, and distribution infrastructure, and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;

•	require larger quantities of product;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional clinical, quality control, and scientific personnel; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post‑marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates, including AXS‑02 and AXS‑05, is, and will be, a very time‑consuming, expensive, and uncertain process that takes years to complete. We will need to raise additional capital to:

•	fund our future clinical trials for our current product candidates, especially if we encounter any unforeseen delays or difficulties in our planned development activities;
•

fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if approved by the FDA or other comparable foreign regulatory authorities;

•	qualify and outsource the commercial‑scale manufacturing of our products under current good manufacturing practices, or cGMP;
•	develop additional product candidates, including AXS‑06; and
•	in‑license other product candidates.

We believe that with our available cash as of March 31, 2016, we will have sufficient funds to meet our anticipated operating cash requirements into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs related to our Phase 3 development of AXS‑02 and AXS‑05;
•	the costs associated with conducting additional non‑clinical studies with any of our product candidates;
•	the potential for delays in our efforts to seek regulatory approval for AXS‑02 and AXS‑05, and any costs associated with such delays;
•	the costs of establishing a commercial organization to sell, market, and distribute AXS‑02 and AXS‑05;
•

the rate of progress and costs of our efforts to prepare for the submission of a new drug application, or NDA, for any product candidates that we may in‑license or acquire in the future, and the potential that we may need to conduct additional clinical or preclinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	the cost and timing of manufacturing sufficient supplies of AXS‑02 and AXS‑05 in preparation for commercialization;
•	the effect of competing technological and market developments;
•	revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;
•	the terms and timing of any collaborative, licensing, co‑promotion, or other arrangements that we may establish; and
•	the success of the commercialization of AXS‑02, AXS‑05, and any other of our current or future product candidates.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that AXS‑02, AXS‑05, or any other of our current or future product candidates will be successful in clinical trials or receive regulatory approval. In addition, AXS‑02 has only completed one Phase 1 clinical trial. We also have not yet submitted an IND or our planned clinical trial protocol for AXS‑02 for the treatment of chronic low back pain, or CLBP, with Modic changes, or MCs or for AXS-05 for agitation in patients with Alzheimer’s disease, or AD. Furthermore, our product candidate AXS‑06 is only in the early stages of product development and additional preclinical work is required before we may submit an IND and begin clinical trials.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from AXS‑02 or AXS‑05 will depend on our ability to:

•	create market demand for AXS‑02 and AXS‑05 through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a sales force to commercialize AXS‑02 and AXS‑05 in the United States;
•	manufacture AXS‑02 and AXS‑05 in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell AXS-02 and AXS-05 in foreign markets where we receive marketing approval;
•	maintain patent and trade secret protection and regulatory exclusivity for AXS‑02 and AXS‑05;
•	launch commercial sales of AXS‑02 and AXS‑05, whether alone or in collaboration with others;
•	achieve market acceptance of AXS‑02 and AXS‑05 by patients, the medical community, and third‑party payors;
•	achieve appropriate reimbursement for AXS‑02 and AXS‑05;

•	effectively compete with other therapies; and
•	maintain a continued acceptable safety profile of AXS‑02 and AXS‑05 following launch.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS‑02 for the treatment of pain associated with CRPS and knee OA associated with BMLs, and AXS‑05 for the treatment of TRD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

A component of our business strategy is to continue to develop a pipeline of product candidates by developing products that we believe are a strategic fit with our focus on central nervous system, or CNS, therapeutics. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund business activities for such development;
•	disruption of our business and diversion of our management’s time and attention;
•	higher than expected development costs;
•	exposure to unknown liabilities;
•	difficulty in managing multiple product development programs; and
•	inability to successfully develop new products or clinical failure.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or amend trial protocols;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;
•

clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs. For instance, as CRPS may spontaneously resolve on its own, our studies in recently diagnosed patients may fail to show a treatment effect;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

•

our third‑party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

•

we, the regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	changes in marketing approval policies during the development period rendering our data insufficient to obtain marketing approval;
•	changes in or the enactment of additional statutes or regulations;
•	changes in regulatory review for each submitted product application;
•

the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. For instance, for the development of AXS‑02, the FDA has indicated that we will need to file a new IND for each indication to supplement the initial IND that we filed in 2013 for the treatment of pain associated with CRPS, and that we will need to conduct additional preclinical studies and clinical trials, such as non‑clinical oral toxicology studies and clinical trials to further assess the safety and duration of effect of AXS‑02, AXS‑02 food effects, and possibly repeat dosing. For our planned Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Also, as part of our clinical plan for AXS‑02 for the treatment of the pain of knee OA associated with BMLs, we will need to conduct two preclinical chronic toxicology studies with AXS‑02. For AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our planned Phase 3 trials in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

•	we may fail to reach an agreement with regulators regarding the scope or design of our clinical trials;
•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
•

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial, or extend the study’s or clinical trial’s duration;

•	there may be regulatory questions regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•

the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks. For instance, in our communications with the FDA, the FDA has raised questions and had comments regarding our preclinical studies and clinical trials, such as comments on the acceptability of the proposed trial designs for our product candidates, the number of patients planned for our studies, our data analysis plans, the applicability of the serum biomarkers studied in our Phase 1 study of AXS‑02, the species and doses used in our preclinical studies, and the results of our preclinical studies;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•

the FDA or comparable foreign regulatory authorities may disagree with our intended indications. For instance, the FDA has raised questions regarding the relevance of only studying CLBP associated with MCs as well as the pathophysiology of CLBP associated with MCs;

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

•	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive, or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired or are not covered by our intellectual property;
•

obtain approval with labeling that includes significant use or distribution restrictions, including restrictions on the intended patient population, or safety warnings, including boxed warnings, contraindications, and precautions, or may not include label statements necessary or desirable for successful commercialization;

•	be subject to additional post‑marketing testing and surveillance requirements, including REMS; or
•	have the product removed from the market after obtaining marketing approval.

Our product candidate development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any additional preclinical tests or clinical trials will be required, will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of our collaborators, to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, such delays may ultimately lead to the denial of marketing approval of any of our product candidates. If any of this occurs, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the eligibility criteria for, and design of, the clinical trial in question, including factors such as frequency of required assessments, length of the study, and ongoing monitoring requirements;
•

the perceived risks and benefits of the product candidate under study, including the potential advantages or disadvantages of the product candidate being studied in relation to other available therapies;

•	competition in recruiting and enrolling patients in clinical trials;

•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	effectiveness of publicity created by clinical trial sites regarding the trial;
•	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the drug product;
•	inability to obtain or maintain patient informed consents;
•	risk that enrolled patients will drop out before completion;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

In addition, later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

•	restrictions on manufacturing or distribution, or marketing of such products;
•	restrictions on the labeling, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
•	modifications to promotional pieces;
•	requirements to conduct post‑marketing studies or clinical trials;
•	clinical holds or termination of clinical trials;
•

requirements to establish or modify a REMS or a comparable foreign authority may require that we establish or modify a similar strategy, that may, for instance, require us to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients, or restrict distribution of the product, if and when approved, and impose burdensome implementation requirements on us;

•	changes to the way the drug is administered;
•	liability for harm caused to patients or subjects;
•	reputational harm;

•	the drug becoming less competitive;
•	warning, untitled, or cyber letters;
•	suspension of marketing or withdrawal of the products from the market;
•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the drug;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, damages, restitution, or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure or detention;
•

FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

•	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for approval of drugs in foreign countries;

•

the potential for so‑called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements and in the health care policies of foreign jurisdictions;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	costs of compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act or comparable foreign regulations, and the risks and costs of noncompliance;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.

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

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize AXS‑02, AXS‑05, or any other of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize AXS‑02, AXS‑05, or any other of our current or future product candidates on our own include:

•	our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe AXS‑02, AXS‑05, or any other of our current or future product candidates;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;
•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•	an inability to secure adequate coverage and reimbursement by government and private health plans;
•	the clinical indications for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third‑party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, and in particular AXS‑02 and AXS‑05, will depend on a number of factors, including:

•	the efficacy of our product candidates;
•	the prevalence and severity of adverse events associated with such product candidate;
•	the clinical indications for which the product is approved and the approved claims that we may make for the product;
•

limitations or warnings contained in the product’s FDA‑approved labeling, including potential limitations or warnings for such product candidate, that may be more restrictive than other competitive products;

•	changes in the standard of care for the targeted indications for such product candidate, which could reduce the marketing impact of any claims that we could make following FDA approval, if obtained;
•	the relative convenience and ease of administration of such product candidate;
•	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
•

the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	the extent and strength of our marketing and distribution of such product candidate;
•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;

•

distribution and use restrictions imposed by the FDA with respect to such product candidate or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;

•	the timing of market introduction of such product candidate, as well as competitive products;
•	our ability to offer such product candidate for sale at competitive prices, including prices that are competitive with generic products;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the clinical indications for which such product candidate is approved;
•	the extent and strength of our third‑party manufacturer and supplier support;
•	the approval of other new products for the same indications;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

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

The use of AXS‑02, AXS‑05, or any other of our current or future product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

•	loss of revenue from decreased demand for our products and/or product candidates;
•	impairment of our business reputation or financial stability;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	diversion of management attention;
•	loss of revenues;
•	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
•	the inability to commercialize our product candidates;
•	significant negative media attention;
•	decrease in our stock price;
•	initiation of investigations and enforcement actions by regulators; and
•	product recalls, withdrawals, or labeling, marketing, or promotional restrictions.

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $8 million annual aggregate coverage limit. We have also obtained local policies in those foreign jurisdictions where it is required. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any future collaborations we might enter into may pose a number of risks, including the following:

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•	collaborators could fail to make timely regulatory submissions for a product candidate;
•	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third‑party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting AXS‑02, AXS‑05, or any other of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

•	we may not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
•	we may not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
•	it is possible that none of the pending patent applications will result in issued patents;
•	the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties;
•	we may not develop additional proprietary technologies that are patentable;
•	patents of others may have an adverse effect on our business;
•

noncompliance with governmental patent agencies requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;

•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

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

If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, whether meritorious or not, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;
•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our product candidates and processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

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

As of May 3, 2016, we had only 13 full‑time employees and 3 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•

continue the hiring and training of personnel for an effective commercial organization in anticipation of the potential approval of AXS‑02 and AXS‑05, and establish appropriate systems, policies and infrastructure to support that organization;

•	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;
•	continue to carry out our own contractual obligations to our licensors and other third parties; and
•	continue to improve our operational, financial, and management controls, reporting systems, and procedures.

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

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	delays in the commencement, enrollment, and ultimate completion, of our planned Phase 3 clinical trials for AXS‑02 and AXS‑05;
•	any delay or refusal on the part of the FDA in approving an NDA for AXS‑02, AXS‑05, or any other of our current and future product candidates;
•	the commercial success of AXS‑02, AXS‑05, and any other of our current and future product candidates, if approved by the FDA;
•	results of clinical trials of AXS‑02, AXS‑05, and any other of our current and future product candidates or those of our competitors;

•	actual or anticipated variations in quarterly or annual operating results;
•	failure to meet or exceed financial projections we provide to the public, if any;
•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
•	introduction of competitive products or technologies;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	general economic and market conditions and overall fluctuations in U.S. equity markets;
•	developments concerning our sources of manufacturing supply, warehousing, and inventory control;
•	disputes or other developments relating to patents or other proprietary rights;
•	additions or departures of key scientific or management personnel;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;
•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
•	sales of our common stock, including sales by our directors and officers or significant stockholders;
•	changes in the market valuations of companies similar to us;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
•	general conditions or trends in our industry; and
•	the other factors described in this “Risk Factors” section.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•

whether the FDA requires us to complete additional, unanticipated studies, tests, or other activities prior to approving AXS‑02, AXS‑05, or any other of our current and future product candidates, which would likely further delay any such approval;

•

if AXS‑02, AXS‑05, or any other of our current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection, and related commercial activities;

•

our ability to identify and enter into third‑party manufacturing arrangements capable of manufacturing AXS‑02, AXS‑05, or any other of our current or future product candidates in commercial quantities;

•	our execution of other collaborative, licensing, or similar arrangements and the timing of payments we may make or receive under these arrangements;
•	variations in the level of expenses related to our future development programs;
•	any product liability or intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting AXS‑02, AXS‑05, and our other current and future product candidates, or the product candidates of our competitors; and
•	if AXS‑02, AXS‑05, or any other of our current or future product candidates receive regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

As of May 3, 2016, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 65.4% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 3, 2016, we have outstanding 19,149,417 shares of common stock. Of these shares, the 5,666,667 shares sold in our initial public offering are freely tradable, 13,482,750 additional shares of common stock will be available for sale in the public market beginning 180 days after the date of the final prospectus filed with the SEC in connection with our initial public offering following the expiration of lock‑up agreements between some of our stockholders and the underwriters, subject, in the case of our affiliates, to the volume, manner of sale, and other limitations of Rule 144, and 874,936 shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock‑up period will be eligible for sale at that time, subject, in the case of our affiliates, to the volume, manner of sale and other limitations of Rule 144. The representative of the underwriters of our initial public offering may release these stockholders from their lock‑up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market. Sales of stock by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of IPO Proceeds

On November 19, 2015, the Company’s registration statement on Form S-1 (File No. 333-207393) for our IPO was declared effective by the Securities and Exchange Commission, or SEC.  On November 24, 2015, we completed our IPO whereby we sold 5,666,667 shares of common stock, at a public offering price of $9.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the offering were $45.5 million after deducting the underwriting discounts and commissions and offering expenses paid by us.

As of March 31, 2016, we have used approximately $1.4 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated November 19, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: May 11, 2016	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2016	By	/s/ Constance Ames
Constance Ames Vice President, Finance (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.