Form 10-K/A
period 2015-12-31
Axsome Therapeutics, Inc.
filed 2016-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement"), filed with the Securities and Exchange Commission on April 27, 2016, are incorporated by reference in Part III of this Report on Form 10-K/A. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as part of this Form 10-K/A.

Explanatory Note

This Amendment No. 1 to Form 10-K (the “Amended Filing”) for the year ended December 31, 2015, amends Axsome Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016 (the “Original 10-K”). This amendment is being filed solely to (i) restate the consolidated financial statements to record a non-cash $1.65 million premium to additional paid in capital (and make corresponding changes to the Risk Factors, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections) and (ii) amend Item 9A (Controls and Procedures). Except with respect to (i) the consolidated financial statements and corresponding changes to the Risk Factors, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections, and (ii) Item 9A (Controls and Procedures), the Original 10-K has not been amended, updated or otherwise modified.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

AXSOME THERAPUETICS INC.

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Available Information

We file reports and other information with the SEC as required by the Exchange Act. We make available free of charge through our website (http://www.axsome.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K/A by reference.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K/A, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of the following risks is realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $12.2 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $20.4 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K/A, such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

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

For example, legislative changes have been proposed and adopted since President Obama signed into law the Affordable Care Act, or ACA, in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013. Changes imposed by recent legislative actions are further described in the “Business—Governmental Regulation and Product Approval” section of this Annual Report on Form 10-K/A. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, on our results of operations.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in July 2016, we concluded that a material weakness existed in our internal control over financial reporting related to the review of non-routine complex transactions and as a result we were required to restate our financial statements for the year ended December 31, 2015 in order to correct an error in the accounting for our convertible notes. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we have taken or may take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

Even after we are able to remediate the material weakness described above, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Capital Market, the SEC, or other regulatory authorities.

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

	Year ended December 31,
	2015 (Restated) (1)	2014	2013

Statements of operations data:
Operating expenses:
Research and development	$6,776,987	$4,279,200	$1,535,255
General and administrative	2,419,289	1,392,830	304,183
Total operating expenses	9,196,276	5,672,030	1,839,438
Loss from operations	(9,196,276)	(5,672,030)	(1,839,438)
Interest and amortization of debt discount/premium (expense) income	(736,048)	2,233,338	(327,192)
Tax credit	—	184,139	—
Change in fair value of warrant liability	(108,539)	(57,106)	—
Change in fair value of embedded derivative liabilities	274,800	182,000	—
Loss on extinguishment of debt	(2,444,516)	(2,870,903)	—
Net loss	$(12,210,579)	$(6,000,562)	$(2,166,630)
Weighted average common shares outstanding—basic and diluted	11,945,318	9,099,188	7,690,572
Net loss per common share—basic and diluted	$(1.02)	$(0.66)	$(0.28)

	As of December 31,
	2015 (Restated) (1)	2014	2013

Balance sheet data:
Cash	$48,036,260	$2,617,815	$2,087,843
Total assets	49,076,156	2,786,380	2,097,375
Total current liabilities	2,631,895	972,616	4,125,186
Convertible notes, net of discounts, non-current portion	—	4,441,415	—
Interest payable, non-current portion	—	78,524	—
Embedded derivative liabilities	—	496,400	—
Accumulated deficit	(20,439,798)	(8,229,219)	(2,228,657)
Total stockholders’ equity (deficit)	$46,444,261	$(3,202,575)	$(2,027,811)

(1)

Amounts have been restated to correct errors in the accounting for a non-cash premium as described in Note 1 of our consolidated financial statements for the year ended December 31, 2015 contained elsewhere in the Annual Report.

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

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2015. For additional information and a detailed discussion of the restatement, see Note 1 to our consolidated financial statements beginning on page F-1 of this report.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $12.2 million, $6.0 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our accumulated deficit as of December 31, 2015 was $20.4 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Interest and Amortization of Debt Discount/Premium (Expense) Income

Interest and amortization of debt discount/premium (expense) income primarily consists of cash and non‑cash interest costs related to our convertible debt. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount/premium (expense) income also includes the amortization of the premium recognized due to extinguishment of debt.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year ended
	December 31,
	2015 (Restated)	2014

Operating expenses:
Research and development	$6,776,987	$4,279,200
General and administrative	2,419,289	1,392,830
Total operating expenses	9,196,276	5,672,030
Loss from operations	(9,196,276)	(5,672,030)
Interest and amortization of debt discount/premium (expense) income	(736,048)	2,233,338
Tax credit	—	184,139
Change in fair value of warrant liability	(108,539)	(57,106)
Change in fair value of embedded derivative liabilities	274,800	182,000
Loss on extinguishment of debt	(2,444,516)	(2,870,903)
Net loss	$(12,210,579)	$(6,000,562)

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

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the year ended December 31, 2015 was $0.7 million of expense, as compared to $2.2 million of income for the year ended December 31, 2014, a decrease of $2.9 million. The decrease was primarily due to incurring non‑cash income of $2.4 million during the year ended December 31, 2014 related to the amortization of debt premium associated with the June 2014 amendment of our convertible notes. In addition, non-cash interest expense increased by approximately $0.4 million during the year ended December 31, 2015 related to our then-outstanding convertible notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 24, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

In July 2016, we determined that the net loss on our consolidated statements of operations for the period ending December 31, 2015 was understated by a non-cash $1.65 million related to our accounting for a premium associated with our convertible notes, which converted in November 2015. We have restated our consolidated financial statements as of and for the year ended December 31, 2015 to correct this error. Management believes that this situation revealed that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015 as they relate to the review of non-routine complex transactions.

We are in the process of remediating the material weakness in internal control over financial reporting referred to above by enhancing our controls regarding the review of non-routine complex transactions. This will include greater engagement with third party financial service providers and our external auditors to assist in the evaluation of future non-routine transactions.

Management believes the foregoing efforts will effectively remediate the material weakness. We will continue to devote significant time and attention to these remediation efforts in order to remediate the material weakness as soon as reasonably possible. As we continue to evaluate and work to improve our controls, management may execute additional measures to enhance the remediation plans described above, and will continue to review and make necessary changes to improve the overall design of our controls.

Management’s Annual Report on Internal Control over Financial Reporting.  This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.  Except as discussed above, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

As discussed in the third paragraph in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 have been restated to correct an error in the accounting for the Company’s convertible notes.

/s/ Ernst & Young LLP

New York, New York

March 24, 2016, except for the third paragraph of Note 1, as to which the date is August 9, 2016

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2015 (Restated)	2014

Assets
Current assets:
Cash	$48,036,260	$2,617,815
Prepaid and other current assets	996,618	125,945
Total current assets	49,032,878	2,743,760
Equipment, net	16,653	—
Other assets	26,625	—
Deferred financing fees	—	42,620
Total assets	$49,076,156	$2,786,380
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,892,363	$758,159
Accrued expenses	739,532	36,753
Loan from related party	—	41,469
Warrant liability	—	136,235
Total current liabilities	2,631,895	972,616
Convertible notes, net of discounts, non-current portion	—	4,441,415
Interest payable, non-current portion	—	78,524
Embedded derivative liabilities	—	496,400
Total liabilities	2,631,895	5,988,955
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share (10,000,000 and 0 shares authorized, none issued and outstanding at December 31, 2015 and 2014, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 and 14,689,000 shares authorized, 19,149,417 and 11,108,144 shares issued and outstanding at December 31, 2015 and 2014, respectively)	1,915	1,111
Additional paid-in capital	66,882,144	5,025,533
Accumulated deficit	(20,439,798)	(8,229,219)
Total stockholders’ equity (deficit)	46,444,261	(3,202,575)
Total liabilities and stockholders’ equity (deficit)	$49,076,156	$2,786,380

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2015 (Restated)	2014	2013

Operating expenses:
Research and development	$6,776,987	$4,279,200	$1,535,255
General and administrative	2,419,289	1,392,830	304,183
Total operating expenses	9,196,276	5,672,030	1,839,438
Loss from operations	(9,196,276)	(5,672,030)	(1,839,438)
Interest and amortization of debt discount/premium (expense) income	(736,048)	2,233,338	(327,192)
Tax credit	—	184,139	—
Change in fair value of warrant liability	(108,539)	(57,106)	—
Change in fair value of embedded derivative liabilities	274,800	182,000	—
Loss on extinguishment of debt	(2,444,516)	(2,870,903)	—
Net loss	$(12,210,579)	$(6,000,562)	$(2,166,630)
Net loss per common share, basic and diluted	$(1.02)	$(0.66)	$(0.28)
Weighted average common shares outstanding, basic and diluted	11,945,318	9,099,188	7,690,572

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock
			Additional	Subscription	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	receivable	deficit	equity (deficit)
Balance at December 31, 2012	7,690,572	$769	$4,331	$(5,100)	$(62,027)	$(62,027)
Stock-based compensation	—	—	55,281	—	—	55,281
Issuance of warrants	—	—	145,565	—	—	145,565
Net loss	—	—	—	—	(2,166,630)	(2,166,630)
Balance at December 31, 2013	7,690,572	769	205,177	(5,100)	(2,228,657)	(2,027,811)
Stock-based compensation	—	—	376,806	—	—	376,806
Issuance of common stock for conversion of convertible notes	3,417,572	342	4,443,550	—	—	4,443,892
Collection of subscription receivable	—	—	—	5,100	—	5,100
Net loss	—	—	—	—	(6,000,562)	(6,000,562)
Balance at December 31, 2014	11,108,144	1,111	5,025,533	—	(8,229,219)	(3,202,575)
Stock-based compensation	—	—	803,279	—	—	803,279
Issuance of common stock in initial public offering, net of expenses	5,666,667	567	45,505,934	—	—	45,506,501
Issuance of common stock upon conversion of convertible notes (Restated)	2,374,606	237	15,302,624	—	—	15,302,861
Reclassification of warrant liability	—	—	244,774	—	—	244,774
Net loss (Restated)	—	—	—	—	(12,210,579)	(12,210,579)
Balance at December 31, 2015 (Restated)	19,149,417	$1,915	$66,882,144	$—	$(20,439,798)	$46,444,261

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015 (Restated)	2014	2013

Cash flows from operating activities
Net loss	$(12,210,579)	$(6,000,562)	$(2,166,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	803,279	376,806	55,281
Amortization of debt (premium) discount	42,202	(2,649,190)	130,546
Amortization of debt issuance costs	7,757	143,813	60,961
Non-cash interest expense	698,826	272,039	135,685
Change in fair value of warrant and embedded derivative liabilities	(166,261)	(124,894)	—
Loss on extinguishment of debt	2,444,516	2,870,903	—
Depreciation	3,542	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(870,673)	(116,413)	(9,532)
Other assets	(26,625)	—	—
Accounts payable	1,134,204	598,836	158,139
Accrued expenses	700,821	32,268	4,485
Net cash used in operating activities	(7,438,991)	(4,596,394)	(1,631,065)
Cash flows from investing activities
Purchases of equipment	(20,195)	—	—
Net cash used in investing activities	(20,195)	—	—
Cash flows from financing activities
Proceeds from issuance of convertible notes	7,382,468	5,209,886	3,775,265
Debt issuance costs	(12,489)	(25,000)	(57,983)
Deferred financing fees	—	(42,620)	—
Proceeds from initial public offering, net	45,549,121	—	—
Receipt of subscription receivable	—	5,100	—
Payment of loan from related party	(41,469)	(21,000)	—
Net cash provided by financing activities	52,877,631	5,126,366	3,717,282
Net increase in cash	45,418,445	529,972	2,086,217
Cash at beginning of period	2,617,815	2,087,843	1,626
Cash at end of period	$48,036,260	$2,617,815	$2,087,843
Supplemental disclosures of non-cash financing activity:
Warrants issued to placement agent for offering costs	$—	$79,129	$145,565
Conversion of convertible notes to common stock	$15,302,861	$4,443,892	$—

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

Restatement of Consolidated Financial Statements

The Company’s consolidated financial statements have been restated to correct an error in the accounting for the Company’s convertible notes. In July 2016, the Company determined that a non-cash $1.65 million premium associated with the Company’s convertible notes, which were converted in November 2015, should have been recorded directly to additional paid in capital. The following tables summarize the effect of the restatement on each respective financial statement line item:

Consolidated Balance Sheets

	December 31, 2015
	As Reported	As Restated

Additional paid-in capital	$65,231,144	$66,882,144
Accumulated deficit	$(18,788,798)	$(20,439,798)

Consolidated Statements of Operations

	Year ended December 31, 2015
	As Reported	As Restated

Interest and amortization of debt discount/premium (expense) income	$914,952	$(736,048)
Net loss	$(10,559,579)	$(12,210,579)
Net loss per common share, basic and diluted	$(0.88)	$(1.02)

Consolidated Statements of Cash Flows

	Year ended December 31, 2015
	As Reported	As Restated

Net loss	$(10,559,579)	$(12,210,579)
Amortization of debt (premium) discount	$(1,608,798)	$42,202
Conversion of convertible notes to common stock	$13,651,861	$15,302,861

The error did not impact the Company’s cash, total assets, total stockholders’ equity, loss from operations, or total cash flows.

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2015, the Company had an accumulated deficit of $20.4 million.

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

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “AXSM.

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
	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$136,235
Embedded derivative liabilities	—	—	496,400
Total	$—	$—	$632,635

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2015 and 2014:

				Extinguishments / Conversion of
December 31, 2015	Beginning of period	Issuances	Change in fair value	convertible notes to common stock	End of period
Warrant liability	$136,235	$—	$108,539	$(244,774)	$—
Embedded derivative liabilities	496,400	871,000	(274,800)	(1,092,600)	—
Total	$632,635	$871,000	$(166,261)	$(1,337,374)	$—

December 31, 2014	Beginning of period	Issuances	Change in fair value	End of period
Warrant liability	$—	$79,129	$57,106	$136,235
Embedded derivative liabilities	—	678,400	(182,000)	496,400
Total	$—	$757,529	$(124,894)	$632,635

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2015 (Restated)	2014

Basic and diluted net loss per common share:
Net loss	$(12,210,579)	$(6,000,562)
Weighted average common shares outstanding—basic and diluted	11,945,318	9,099,188
Net loss per common share—basic and diluted	$(1.02)	$(0.66)

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

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2015	December 31, 2014
U.S. federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	9.8	9.7
Permanent differences	(4.4)	(2.1)
Change in valuation allowance	(40.5)	(41.6)
Other	1.1	—
Effective tax rate	—%	—%

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

Note 13. Quarterly Consolidated Financial Data (Unaudited)

	2015
	Mar. 31	June 30	Sept. 30	Dec. 31 (Restated)

Total operating expenses	$1,933,123	$2,084,804	$2,023,816	$3,154,533
Net loss	$(2,140,134)	$(2,129,394)	$(4,576,139)	$(3,364,912)
Net loss per common share, basic and diluted	$(0.19)	$(0.19)	$(0.41)	$(0.23)

	2014
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$999,048	$1,027,885	$1,696,733	$1,948,364
Net loss	$(1,212,128)	$(3,046,044)	$(253,118)	$(1,489,272)
Net loss per common share, basic and diluted	$(0.16)	$(0.39)	$(0.03)	$(0.14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2016.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 9, 2016

/s/ Constance Ames Constance Ames	Vice President, Finance (Principal Financial and Accounting Officer)	August 9, 2016

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	August 9, 2016

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	August 9, 2016

/s/ Mark Saad Mark Saad	Director	August 9, 2016

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
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