Form 10-Q/A
period 2016-03-31
Axsome Therapeutics, Inc.
filed 2016-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q amends Axsome Therapeutics, Inc.’s Quarterly Report on Form 10-Q (the “Amended Filing”) for the quarter ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2016 (the “Original 10-Q”). This amendment is being filed solely to (i) restate the additional paid in capital and accumulated deficit balances reflected in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 to reflect the recording of a non-cash $1.65 million premium to additional paid in capital as of December 31, 2015 (and make corresponding changes to the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections) and (ii) amend Item 4 (Controls and Procedures). Except with respect to (i) the consolidated financial statements and corresponding changes to the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and (ii) Item 4 (Controls and Procedures), the Original 10-Q has not been amended, updated or otherwise modified.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2016 (Restated)	2015 (Restated)
	(unaudited)
Assets
Current assets:
Cash	$44,078,000	$48,036,260
Prepaid and other current assets	987,552	996,618
Total current assets	45,065,552	49,032,878
Equipment, net	25,192	16,653
Other assets	57,500	26,625
Total assets	$45,148,244	$49,076,156
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,830,422	$1,892,363
Accrued expenses	2,083,310	739,532
Total current liabilities	3,913,732	2,631,895
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 19,149,417 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	1,915	1,915
Additional paid-in capital	67,538,336	66,882,144
Accumulated deficit	(26,305,739)	(20,439,798)
Total stockholders’ equity	41,234,512	46,444,261
Total liabilities and stockholders’ equity	$45,148,244	$49,076,156

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC.

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

Restatement of Consolidated Financial Statements

The Company’s consolidated financial statements have been restated to correct an error in the accounting for the Company’s convertible notes as of the year ended December 31, 2015. In July 2016, the Company determined that a non-cash $1.65 million premium associated with the Company’s convertible notes, which were converted in November 2015, should have been recorded directly to additional paid in capital. The following table summarizes the effect of the restatement on each respective financial statement line item:

Consolidated Balance Sheets

	March 31, 2016		December 31, 2015
	As Reported	As Restated	As Reported	As Restated

Additional paid-in capital	$65,887,336	$67,538,336	$65,231,144	$66,882,144
Accumulated deficit	$(24,654,739)	$(26,305,739)	$(18,788,798)	$(20,439,798)

The error did not impact the Company’s cash, total assets, total stockholders’ equity, loss from operations, or total cash flows.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2016, the Company had an accumulated deficit of $26.3 million.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission on August 9, 2016.

General

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the quarter ended March 31, 2016. For additional information and a detailed discussion of the restatement, see Note 1 to our consolidated financial statements beginning on page 7 of this report.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $5.9 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Our accumulated deficit as of March 31, 2016 was $26.3 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 11, 2016, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. Based on a re-evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2015, filed with the Securities and Exchange Commission on August 9, 2016.

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

Changes in Internal Control over Financial Reporting.  Except as discussed above, there has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q/A and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $5.9 million and $12.2 million for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $26.3 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in July 2016, we concluded that a material weakness existed in our internal control over financial reporting related to the review of non-routine complex transactions and as a result we were required to restate our financial statements for the quarter ended March 31, 2016 and the year ended December 31, 2015 in order to correct an error in the accounting for our convertible notes. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we have taken or may take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: August 9, 2016	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By	/s/ Constance Ames
Constance Ames Vice President, Finance (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.