Form 10-Q
period 2016-06-30
Axsome Therapeutics, Inc.
filed 2016-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 19,149,417 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 3, 2016.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$38,751,750	$48,036,260
Prepaid and other current assets	1,164,873	996,618
Total current assets	39,916,623	49,032,878
Equipment, net	33,790	16,653
Other assets	57,500	26,625
Total assets	$40,007,913	$49,076,156
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,035,038	$1,892,363
Accrued expenses	2,068,520	739,532
Total current liabilities	5,103,558	2,631,895
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 19,149,417 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,915	1,915
Additional paid-in capital	68,020,369	66,882,144
Accumulated deficit	(33,117,929)	(20,439,798)
Total stockholders’ equity	34,904,355	46,444,261
Total liabilities and stockholders’ equity	$40,007,913	$49,076,156

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$5,298,060	$1,628,394	$9,824,312	$3,044,677
General and administrative	1,529,220	456,410	2,885,833	973,250
Total operating expenses	6,827,280	2,084,804	12,710,145	4,017,927
Loss from operations	(6,827,280)	(2,084,804)	(12,710,145)	(4,017,927)
Interest and other income (expense)	15,090	(211,062)	32,014	(339,843)
Change in fair value of warrant liability	—	16,572	—	17,442
Change in fair value of embedded derivative liabilities	—	149,900	—	70,800
Net loss	$(6,812,190)	$(2,129,394)	$(12,678,131)	$(4,269,528)
Net loss per common share, basic and diluted	$(0.36)	$(0.19)	$(0.66)	$(0.38)
Weighted average common shares outstanding, basic and diluted	19,149,417	11,108,144	19,149,417	11,108,144

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(12,678,131)	$(4,269,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,138,225	260,173
Amortization of debt discount	—	51,913
Amortization of debt issuance costs	—	5,522
Non-cash interest expense	—	284,439
Change in fair value of warrant and embedded derivative liabilities	—	(88,242)
Depreciation	5,115	1,169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(168,255)	(127,058)
Other assets	(30,875)	—
Accounts payable	1,142,675	316,282
Accrued expenses	1,328,988	299,656
Net cash used in operating activities	(9,262,258)	(3,265,674)
Cash flows from investing activities
Purchases of equipment	(22,252)	(11,676)
Net cash used in investing activities	(22,252)	(11,676)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	7,282,470
Debt issuance costs	—	(12,489)
Deferred financing fees	—	(154,704)
Payment of loan from related party	—	(41,469)
Net cash provided by financing activities	—	7,073,808
Net (decrease) increase in cash	(9,284,510)	3,796,458
Cash at beginning of period	48,036,260	2,617,815
Cash at end of period	$38,751,750	$6,414,273

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on August 9, 2016.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2016, the Company had an accumulated deficit of $33.1 million.

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

As of June 30, 2016, the Company had $38.8 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the third quarter of 2017. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the six months ended June 30, 2016, and no difference between basic and diluted net loss per common stock for the six months ended June 30, 2015.

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

Note 3. Fair Value Measurements

There were no financial liabilities measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2015. There were no Level 3 liabilities during the three and six months ended June 30, 2016.

Three months ended June 30, 2015	Beginning of period	Issuances	Change in fair value (3)	End of period
Warrant liability (1)	$135,365	$—	(16,572)	$118,793
Embedded derivative liabilities (2)	599,400	836,100	(149,900)	1,285,600
Total	$734,765	$836,100	$(166,472)	$1,404,393

Six months ended June 30, 2015	Beginning of period	Issuances	Change in fair value (3)	End of period
Warrant liability (1)	$136,235	$—	(17,442)	$118,793
Embedded derivative liabilities (2)	496,400	860,000	(70,800)	1,285,600
Total	$632,635	$860,000	$(88,242)	$1,404,393

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

(3)	The change in the fair values of the warrant and embedded derivative liabilities are recorded in the statements of operations.

Note 4. Accrued Expenses

At June 30, 2016 and December 31, 2015 accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015

Accrued compensation	$305,000	$330,707
Research and development	1,595,516	284,057
Other	168,004	124,768
	$2,068,520	$739,532

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share:
Net loss	$(6,812,190)	$(2,129,394)	$(12,678,131)	$(4,269,528)
Weighted average common shares outstanding—basic and diluted	19,149,417	11,108,144	19,149,417	11,108,144
Net loss per common share—basic and diluted	$(0.36)	$(0.19)	$(0.66)	$(0.38)

The following potentially dilutive securities outstanding at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	June 30,
	2016	2015

Convertible notes	—	2,285,753
Stock options	1,760,570	899,175
Warrants	272,468	272,468
	2,033,038	3,457,396

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan was 2,739,205 shares at June 30, 2016.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2016:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2015	998,198	$3.94
Granted	762,372	8.02
Outstanding at June 30, 2016	1,760,570	$5.71	9.0	$3,228,352
Vested and expected to vest at June 30, 2016	1,754,401	$5.72	9.0	$3,189,857
Exercisable at June 30, 2016	659,668	$2.86	8.1	$3,089,659

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The Company periodically remeasures the fair value of stock‑based awards issued to non‑employees and records the expense over the requisite service period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry. There were no stock option exercises, forfeitures, or expirations during the six months ended June 30, 2016.

The weighted average valuation date fair value of options granted was $5.20 and $3.71 per option for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $4.9 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.4 years. These amounts do not include 6,169 options outstanding as of June 30, 2016, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Research and development	$227,194	$151,160	$767,941	$194,979
General and administrative	254,839	34,253	370,284	65,194
	$482,033	$185,413	$1,138,225	$260,173

Performance‑Based Awards

The Company issued no performance-based awards during the six months ended June 30, 2016 and 2015. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the six months ended June 30, 2016 and 2015, the Company recognized $534,723 and $0, respectively, as expense related to performance‑based awards.

Warrants

As of June 30, 2016 and December 31, 2015, the Company has outstanding warrants to purchase 272,468 shares of common stock, consisting of 230,409 warrants with an exercise price of $1.30 per share and 42,059 warrants with an exercise price of $5.94 per share.

Note 7. Restatement of Previously Issued Financial Statements

On August 9, 2016, the Company restated its audited financial statements for the year ended December 31, 2015 and its unaudited financial statements for the quarter ended March 31, 2016, to record a non-cash premium associated with its convertible notes, which converted in November 2015, to additional paid-in capital. The restatement had no impact on the Company’s cash, total assets, total stockholders’ equity, loss from operations, or total cash flows.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $12.7 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Our accumulated deficit as of June 30, 2016 was $33.1 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

AXS-02	$2,048,068	$1,025,712	$4,217,099	$1,841,488
AXS-05	2,272,224	87,602	3,369,820	218,986
AXS-06	64,615	49,654	204,509	125,723
Other research and development	685,959	314,266	1,264,943	663,501
Stock-based compensation	227,194	151,160	767,941	194,979
Total research and development expenses	$5,298,060	$1,628,394	$9,824,312	$3,044,677

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

Interest and Other Income (Expense)

Interest and other income (expense) consists of interest earned on our investments as well as cash and non‑cash interest costs related to our convertible debt. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2016.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$5,298,060	$1,628,394	$9,824,312	$3,044,677
General and administrative	1,529,220	456,410	2,885,833	973,250
Total operating expenses	6,827,280	2,084,804	12,710,145	4,017,927
Loss from operations	(6,827,280)	(2,084,804)	(12,710,145)	(4,017,927)
Interest and other income (expense)	15,090	(211,062)	32,014	(339,843)
Change in fair value of warrant liability	—	16,572	—	17,442
Change in fair value of embedded derivative liabilities	—	149,900	—	70,800
Net loss	$(6,812,190)	$(2,129,394)	$(12,678,131)	$(4,269,528)

Comparison of the Three Months Ended June 30, 2016 and 2015

Research and Development Expenses.  Our research and development expenses for the three months ended June 30, 2016 were $5.3 million, compared to $1.6 million for the three months ended June 30, 2015, an increase of $3.7 million. The increase was primarily due to the conduct of our Phase 3 clinical trials in complex regional pain syndrome (the CREATE-1 Study), treatment resistant depression (the STRIDE-1 Study), and knee OA associated with BMLs (the COAST-1 Study).

General and Administrative Expenses.  Our general and administrative expenses for the three months ended June 30, 2016 were $1.5 million, compared to $0.5 million for three months ended June 30, 2015, an increase of $1.0 million. The increase was primarily due to external fees associated with operating as a public company, as well as an increase in personnel costs and stock compensation expense.

Interest and Other Income (Expense).  Interest and other income (expense) for the three months ended June 30, 2016 was approximately $15,000 of income, compared to expense of $0.2 million for the three months ended June 30, 2015, an increase in income of approximately $0.2 million. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes, of which no notes were outstanding in 2016.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded for the three months ended June 30, 2016. We recorded approximately $17,000 of income related to the change in fair value of our warrant liability for the three months ended June 30, 2015.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded for the three months ended June 30, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $0.1 million for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Research and Development Expenses.  Our research and development expenses for the six months ended June 30, 2016 were $9.8 million, compared to $3.0 million for the six months ended June 30, 2015, an increase of $6.8 million. The increase was primarily due to the conduct of our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in personnel costs and stock compensation expense.

General and Administrative Expenses.  Our general and administrative expenses for the six months ended June 30, 2016 were $2.9 million, compared to $1.0 million for the six months ended June 30, 2015, an increase of $1.9 million. The increase was primarily due to external fees associated with operating as a public company, as well as an increase in personnel costs and stock compensation expense.

Interest and Other Income (Expense).  Interest and other income (expense) for the six months ended June 30, 2016 was approximately $32,000 of income, compared to expense of $0.3 million for the six months ended June 30, 2015, an increase in income of approximately $0.3 million. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes, of which no notes were outstanding in 2016.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded for the six months ended June 30, 2016. We recorded approximately $17,000 of income related to the change in fair value of our warrant liability for the six months ended June 30, 2015.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded for the six months ended June 30, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $0.1 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

In November 2015, we completed our IPO, in which we sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. We received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

At June 30, 2016, we had cash of $38.8 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the third quarter of 2017. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2016	2015

Net cash (used in) provided by:
Operating activities	$(9,262,258)	$(3,265,674)
Investing activities	(22,252)	(11,676)
Financing activities	—	7,073,808
Net (decrease) increase in cash	$(9,284,510)	$3,796,458

Operating Activities.  Net cash used in operating activities for the six months ended June 30, 2016 was $9.3 million as compared to $3.3 million for the six months ended June 30, 2015. The increase of $6.0 million in net cash used was primarily related to an increase in expenditures for our clinical programs, including our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in general and administrative expenses related to becoming a public company.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2016 and 2015.

Financing Activities.  Cash provided by financing activities was zero for the six months ended June 30, 2016 as compared to $7.1 million for the six months ended June 30, 2015, which was related to the issuance of convertible notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $38.8 million and $48.0 million as of June 30, 2016 and December 31, 2015, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2016 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2015, filed with the SEC on August 9, 2016.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $12.7 million and $12.2 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $33.1 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We believe that with our available cash as of June 30, 2016, we will have sufficient funds to meet our anticipated operating cash requirements into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our lead product candidates, AXS‑02 and AXS‑05, will require additional clinical and non‑clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs in March 2016 and for the treatment of pain in patients with CRPS in July 2015. We expect to complete the Phase 3 trial of CRPS by the end of 2017. However, we cannot assure you that we will meet this timeline. Further, we initiated our Phase 3 clinical trial with AXS‑05 for the treatment of TRD in March 2016. Our Phase 1 trial with AXS‑05 was initially conducted with two tablets, one tablet consisting of dextromethorphan, or DM, and one tablet consisting of bupropion. However, we are conducting our Phase 3 clinical trial using one tablet containing both DM and bupropion. This change in formulation may result in a pharmacokinetic profile that is different from those observed in our completed Phase 1 trials using two tablets.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. For instance, for the development of AXS‑02, the FDA has indicated that we will need to file a new IND for each indication to supplement the initial IND that we filed in 2013 for the treatment of pain associated with CRPS, and that we will need to conduct additional preclinical studies and clinical trials, such as non‑clinical oral toxicology studies and clinical trials to further assess the safety and duration of effect of AXS‑02, AXS‑02 food effects, and possibly repeat dosing. For our planned Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Also, as part of our clinical plan for AXS‑02, we will need to conduct two preclinical chronic toxicology studies with AXS‑02. For AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our planned Phase 3 trials in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

We have received a Fast Track product designation for AXS‑02 for both the treatment of pain associated with CRPS as well as for the treatment of the pain of knee OA associated with BMLs, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

As of August 3, 2016, we had only 14 full‑time employees and 4 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in July 2016, we concluded that a material weakness existed in our internal control over financial reporting related to the review of non-routine complex transactions and as a result we were required to restate our financial statements for the quarter ended March 31, 2016 and the year ended December 31, 2015 in order to record a non-cash premium to additional paid in capital. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we have taken or may take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

As of August 3, 2016, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 65% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 3, 2016, we have outstanding 19,149,417 shares of common stock. Of these shares, 11,132,434 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

As of June 30, 2016, we have used approximately $6.7 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

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