Form 10-Q
period 2016-09-30
Axsome Therapeutics, Inc.
filed 2016-11-14
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 19,153,417 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 9, 2016.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

CAUTIONARY NOTE

REGARDING FORWARD‑LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

    expectations for increases or decreases in expenses;

    expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products that we may acquire or in-license;

    estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

    expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

    expectations for generating revenue or becoming profitable on a sustained basis;

    expectations or ability to enter into marketing and other partnership agreements;

    expectations or ability to enter into product acquisition and in-licensing transactions;

    expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

    expected losses;

    ability to obtain and maintain intellectual property protection for our product candidates;

    acceptance of our products by doctors, patients, or payors;

    stock price and its volatility;

    ability to attract and retain key personnel;

    the performance of third-party manufacturers;

    expectations for future capital requirements; and

    our ability to successfully implement our strategy.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$33,887,804	$48,036,260
Prepaid and other current assets	867,099	996,618
Total current assets	34,754,903	49,032,878
Equipment, net	104,426	16,653
Other assets	59,125	26,625
Total assets	$34,918,454	$49,076,156
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,867,584	$1,892,363
Accrued expenses	2,867,952	739,532
Total current liabilities	6,735,536	2,631,895
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 19,153,417 and 19,149,417 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,915	1,915
Additional paid-in capital	68,493,516	66,882,144
Accumulated deficit	(40,312,513)	(20,439,798)
Total stockholders’ equity	28,182,918	46,444,261
Total liabilities and stockholders’ equity	$34,918,454	$49,076,156

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$5,568,777	$1,524,395	$15,393,089	$4,569,072
General and administrative	1,639,026	499,421	4,524,859	1,472,671
Total operating expenses	7,207,803	2,023,816	19,917,948	6,041,743
Loss from operations	(7,207,803)	(2,023,816)	(19,917,948)	(6,041,743)
Interest and other income (expense)	13,219	(279,802)	45,233	(619,645)
Change in fair value of warrant liability	—	(32,005)	—	(14,563)
Change in fair value of embedded derivative liabilities	—	204,000	—	274,800
Loss on extinguishment of debt	—	(2,444,516)	—	(2,444,516)
Net loss	$(7,194,584)	$(4,576,139)	$(19,872,715)	$(8,845,667)
Net loss per common share, basic and diluted	$(0.38)	$(0.41)	$(1.04)	$(0.80)
Weighted average common shares outstanding, basic and diluted	19,149,906	11,108,144	19,149,579	11,108,144

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(19,872,715)	$(8,845,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,596,693	620,918
Amortization of debt discount	—	73,965
Amortization of debt issuance costs	—	7,757
Non-cash interest expense	—	542,397
Change in fair value of warrant and embedded derivative liabilities	—	(260,237)
Loss on extinguishment of debt	—	2,444,516
Depreciation	10,733	2,291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129,519	(218,464)
Other assets	(32,500)	(23,000)
Accounts payable	1,975,221	(14,134)
Accrued expenses	2,128,420	481,521
Net cash used in operating activities	(14,064,629)	(5,188,137)
Cash flows from investing activities
Purchases of equipment	(98,506)	(16,083)
Net cash used in investing activities	(98,506)	(16,083)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	7,382,468
Debt issuance costs	—	(12,489)
Deferred financing fees	—	(121,238)
Proceeds from exercise of options	14,679	—
Payment of loan from related party	—	(41,469)
Net cash provided by financing activities	14,679	7,207,272
Net (decrease) increase in cash	(14,148,456)	2,003,052
Cash at beginning of period	48,036,260	2,617,815
Cash at end of period	$33,887,804	$4,620,867
Supplemental disclosures of non-cash financing activity:
Deferred financing fees	$—	$971,672

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) was incorporated on January 12, 2012 in the State of Delaware. The Company is a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system (“CNS”) disorders for which there are limited existing treatment options. Axsome’s product candidate portfolio includes two late-stage candidates, AXS-02 and AXS-05. AXS-02 is currently in Phase 3 trials in complex regional pain syndrome (“CRPS”) and knee osteoarthritis (“OA”) associated with bone marrow lesions (“BMLs”) with an additional Phase 3 trial planned in chronic low back pain (“CLBP”) associated with Modic changes (“MCs”). AXS-05 is currently in a Phase 3 trial in treatment resistant depression (“TRD”), and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease (“AD”) is planned.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, the Company had an accumulated deficit of $40.3 million.

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

As of September 30, 2016, the Company had $33.9 million in cash. The Company currently anticipates its cash, along with the net proceeds from its debt financing in November 2016 (see Note 8 – Subsequent Event) to be sufficient to fund its anticipated operating cash requirements through the end of 2017. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “AXSM”.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the nine months ended September 30, 2016, and no difference between basic and diluted net loss per common stock for the nine months ended September 30, 2015.

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

Note 3. Fair Value Measurements

There were no financial liabilities measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2015. There were no Level 3 liabilities during the three and nine months ended September 30, 2016.

Three months ended September 30, 2015	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability (1)	$118,793	$—	$32,005	$—	$150,798
Embedded derivative liabilities (2)	1,285,600	11,000	(204,000)	(1,092,600)	—
Total	$1,404,393	$11,000	$(171,995)	$(1,092,600)	$150,798

Nine months ended September 30, 2015	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability (1)	$136,235	$—	$14,563	$—	$150,798
Embedded derivative liabilities (2)	496,400	871,000	(274,800)	(1,092,600)	—
Total	$632,635	$871,000	$(260,237)	$(1,092,600)	$150,798

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

(3)    The change in the fair values of the warrant and embedded derivative liabilities are recorded in the statements of operations.

Note 4. Accrued Expenses

At September 30, 2016 and December 31, 2015 accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015

Accrued compensation	$379,000	$330,707
Research and development	2,293,893	284,057
Other	195,059	124,768
	$2,867,952	$739,532

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share:
Net loss	$(7,194,584)	$(4,576,139)	$(19,872,715)	$(8,845,667)
Weighted average common shares outstanding—basic and diluted	19,149,906	11,108,144	19,149,579	11,108,144
Net loss per common share—basic and diluted	$(0.38)	$(0.41)	$(1.04)	$(0.80)

The following potentially dilutive securities outstanding at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	September 30,
	2016	2015

Convertible notes	—	2,347,633
Stock options	1,776,856	960,815
Warrants	272,468	272,468
	2,049,324	3,580,916

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan was 2,718,919 shares at September 30, 2016.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2016:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2015	998,198	$3.94
Granted	786,654	8.00
Exercised	(4,000)	3.67
Forfeited	(3,996)	6.47
Expired	—	—
Outstanding at September 30, 2016	1,776,856	$5.73	8.8	$4,001,441
Vested and expected to vest at September 30, 2016	1,770,687	$5.75	8.8	$3,960,849
Exercisable at September 30, 2016	747,830	$3.31	8.0	$3,436,797

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

The weighted average valuation date fair value of options granted was $5.14 and $2.64 per option for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $4.7 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.1 years. These amounts do not include 6,169 options outstanding as of September 30, 2016, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$174,287	$323,555	$942,228	$518,534
General and administrative	284,181	37,190	654,465	102,384
	$458,468	$360,745	$1,596,693	$620,918

Performance‑Based Awards

The Company issued no performance-based awards during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company issued 81,346 options with a weighted average exercise price of $6.47 to employees that vest upon the completion of certain corporate events. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the nine months ended September 30, 2016 and 2015, the Company recognized $573,708 and $245,196, respectively, as expense related to performance‑based awards.

Warrants

As of September 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 272,468 shares of common stock, consisting of 230,409 warrants with an exercise price of $1.30 per share and 42,059 warrants with an exercise price of $5.94 per share.

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

Note 8. Subsequent Event

In November 2016, the Company entered into a $20.0 million term loan agreement with Silicon Valley Bank (“SVB”). The three-tranche loan agreement consists of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones. The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate. It matures in November 2020 and has an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. In connection with the loan agreement, the Company issued warrants, which have a 7-year term, to purchase shares of the Company’s common stock at a price per share equal to approximately $7.41. The warrants will be exercisable for shares of common stock as follows: 65,228 upon the effective date of the loan agreement, 13,978 upon the drawing of the second tranche, and 13,976 upon the drawing of the third tranche. The Company intends to use the proceeds from the term loan agreement to support the ongoing development of its late-stage clinical pipeline.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited existing treatment options. Our product candidate portfolio includes two late-stage candidates, AXS-02 and AXS-05. AXS-02 is currently in Phase 3 trials in complex regional pain syndrome, or CRPS, and knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, with an additional Phase 3 trial planned in chronic low back pain, or CLBP, associated with Modic changes, or MCs. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, is planned.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $19.9 million and $8.8 million for the nine months ended September 30, 2016 and 2015, respectively. Our accumulated deficit as of September 30, 2016 was $40.3 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

AXS-02	$2,473,888	$586,145	$6,690,987	$2,427,633
AXS-05	2,552,026	156,463	5,921,846	375,449
AXS-06	19,524	57,021	224,033	182,744
Other research and development	349,052	401,211	1,613,995	1,064,712
Stock-based compensation	174,287	323,555	942,228	518,534
Total research and development expenses	$5,568,777	$1,524,395	$15,393,089	$4,569,072

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$5,568,777	$1,524,395	$15,393,089	$4,569,072
General and administrative	1,639,026	499,421	4,524,859	1,472,671
Total operating expenses	7,207,803	2,023,816	19,917,948	6,041,743
Loss from operations	(7,207,803)	(2,023,816)	(19,917,948)	(6,041,743)
Interest and other income (expense)	13,219	(279,802)	45,233	(619,645)
Change in fair value of warrant liability	—	(32,005)	—	(14,563)
Change in fair value of embedded derivative liabilities	—	204,000	—	274,800
Loss on extinguishment of debt	—	(2,444,516)	—	(2,444,516)
Net loss	$(7,194,584)	$(4,576,139)	$(19,872,715)	$(8,845,667)

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses.  Our research and development expenses for the three months ended September 30, 2016 were $5.6 million, compared to $1.5 million for the three months ended September 30, 2015, an increase of $4.1 million. The increase was primarily due to the conduct of  our Phase 3 clinical trials in complex regional pain syndrome (the CREATE-1 Study), treatment resistant depression (the STRIDE-1 Study), and knee OA associated with BMLs (the COAST-1 Study).

General and Administrative Expenses.  Our general and administrative expenses for the three months ended September 30, 2016 were $1.6 million, compared to $0.5 million for three months ended September 30, 2015, an increase of $1.1 million. The increase was primarily due to external fees associated with operating as a public company, as well as an increase in personnel costs and stock compensation expense.

Interest and Other Income (Expense).  Interest and other income (expense) for the three months ended September 30, 2016 was approximately $13,000 of income, compared to expense of $0.3 million for the three months ended September 30, 2015, an increase in income of approximately $0.3 million. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes, of which no notes were outstanding in 2016.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded for the three months ended September 30, 2016. We recorded approximately $32,000 of expense related to the change in fair value of our warrant liability for the three months ended September 30, 2015.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded for the three months ended September 30, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $0.2 million for the three months ended September 30, 2015.

 Loss on Extinguishment of Debt.    During September 2015, we amended the conversion provision in our convertible notes issued from September 2014 through July 2015. The amendment was deemed to be a substantive change resulting in a $2.4 million loss on extinguishment of debt. No notes were outstanding in 2016 and no such adjustment occurred during the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses.  Our research and development expenses for the nine months ended September 30, 2016 were $15.4 million, compared to $4.6 million for the nine months ended September 30, 2015, an increase of $10.8 million. The increase was primarily due to the conduct of our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in personnel costs and stock compensation expense.

General and Administrative Expenses.  Our general and administrative expenses for the nine months ended September 30, 2016 were $4.5 million, compared to $1.5 million for the nine months ended September 30, 2015, an increase of $3.0 million. The increase was primarily due to external fees associated with operating as a public company, as well as an increase in personnel costs and stock compensation expense.

Interest and Other Income (Expense).  Interest and other income (expense) for the nine months ended September 30, 2016 was approximately $45,000 of income, compared to expense of $0.6 million for the nine months ended September 30, 2015, an increase in income of approximately $0.7 million. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes, of which no notes were outstanding in 2016.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded for the nine months ended September 30, 2016. We recorded approximately $15,000 of expense related to the change in fair value of our warrant liability for the nine months ended September 30, 2015.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded for the nine months ended September 30, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $0.3 million for the nine months ended September 30, 2015.

 Loss on Extinguishment of Debt.    During September 2015, we amended the conversion provision in our convertible notes issued from September 2014 through July 2015. The amendment was deemed to be a substantive change resulting in a $2.4 million loss on extinguishment of debt. No notes were outstanding in 2016 and no such adjustment occurred during the nine months ended September 30, 2016.

Liquidity and Capital Resources

In November 2015, we completed our IPO, in which we sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. We received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In November 2016, we entered into a $20.0 million term loan agreement with Silicon Valley Bank (“SVB”). The three-tranche loan agreement consists of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at our option, subject to the achievement of certain clinical and financial milestones. The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate. It matures in November 2020 and has an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. In connection with the loan agreement, we issued warrants, which have a 7-year term, to purchase shares of our common stock at a price per share equal to approximately $7.41. The warrants will be exercisable for shares of common stock as follows: 65,228 upon the effective date of the loan agreement, 13,978 upon the drawing of the second tranche, and 13,976 upon the drawing of the third tranche. We intend to use the proceeds from the term loan agreement to support the ongoing development of our late-stage clinical pipeline.

At September 30, 2016, we had cash of $33.9 million. We currently anticipate our cash, along with the net proceeds from the debt financing in November 2016, to be sufficient to fund our anticipated operating cash requirements through the end of 2017. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2016	2015

Net cash (used in) provided by:
Operating activities	$(14,064,629)	$(5,188,137)
Investing activities	(98,506)	(16,083)
Financing activities	14,679	7,207,272
Net (decrease) increase in cash	$(14,148,456)	$2,003,052

Operating Activities.  Net cash used in operating activities for the nine months ended September 30, 2016 was $14.1 million as compared to $5.2 million for the nine months ended September 30, 2015. The increase of $8.9 million in net cash used was primarily related to an increase in expenditures for our clinical programs, including our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in general and administrative expenses related to operating as a public company.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was $0.1 million for the nine months ended September 30, 2016 and less than $0.1 million for the nine months ended September 30, 2015.

Financing Activities.  Cash provided by financing activities was approximately $15,000 for the nine months ended September 30, 2016 related to proceeds from the exercise of options, as compared to $7.2 million for the nine months ended September 30, 2015, which was related to the issuance of convertible notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $33.9 million and $48.0 million as of September 30, 2016 and December 31, 2015, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2016 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In July 2016, we identified a material weakness in our internal control over financial reporting as of December 31, 2015. As described below, during the period covered by this Quarterly Report on Form 10-Q, we implemented changes to our internal controls related to the review of non-routine complex transactions. However, because the identified material weakness in our internal control over financial reporting will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls are operating effectively, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting. As discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2015, filed with the SEC on August 9, 2016, in July 2016, our management identified a material weakness in our internal control over financial reporting as of December 31, 2015, which material weakness was unchanged as of March 31, 2016 as reported in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016, filed with the SEC on August 9, 2016, and remained unchanged as of June 30, 2016 as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016. During the period covered by this Quarterly Report on Form 10-Q, we took the following steps to remediate the identified material weakness: we engaged an additional third party financial service provider and had greater engagement with our external auditors to assist in the evaluation of non-routine complex transactions. The identified material weakness in internal control over financial reporting will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls are operating effectively. Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $19.9 million and $12.2 million for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $40.3 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

•    develop additional product candidates, including AXS‑06; and

•    in‑license other product candidates.

We believe that with our available cash as of September 30, 2016, along with the net proceeds from the debt financing in November 2016, we will have sufficient funds to meet our anticipated operating cash requirements through the end of 2017. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

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

RISKS RELATED TO OUR BUSINESS AND THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our lead product candidates, AXS‑02 and AXS‑05, and cannot guarantee that these product candidates will successfully complete our planned and ongoing Phase 3 clinical trials, receive regulatory approval, or be successfully commercialized.

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

Our lead product candidates, AXS‑02 and AXS‑05, will require additional clinical and non‑clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs in March 2016 and for the treatment of pain in patients with CRPS in July 2015. Further, we initiated our Phase 3 clinical trial with AXS‑05 for the treatment of TRD in March 2016. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials. Two of our Phase 1 trials with AXS‑05 were conducted with two tablets, one tablet consisting of dextromethorphan, or DM, and one tablet consisting of bupropion. Our third Phase 1 trial with AXS-05 was conducted with one tablet containing both DM and bupropion. We are also conducting our Phase 3 clinical trial using one tablet containing both DM and bupropion. This change in formulation may result in a pharmacokinetic profile that is different from those observed in our completed Phase 1 trials. As a result, the FDA may request additional clinical trials, analyses, reports, data, or preclinical trials and attendant costs and delays.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that AXS‑02, AXS‑05, or any other of our current or future product candidates will be successful in clinical trials or receive regulatory approval. In addition, AXS‑02 has only completed one Phase 1 clinical trial. We also have not yet submitted an investigational new drug application, or IND, for our planned clinical trial protocol for AXS‑02 for the treatment of chronic low back pain, or CLBP, with Modic changes, or MCs or for AXS-05 for agitation in patients with Alzheimer’s disease, or AD. Furthermore, our product candidate AXS‑06 is only in the early stages of product development and additional preclinical work is required before we may submit an IND and begin clinical trials.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third‑party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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

•    we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. For instance, for the development of AXS‑02, the FDA has indicated that we will need to file a new IND for each indication to supplement the initial IND that we filed in 2013 for the treatment of pain associated with CRPS, and that we will need to conduct additional preclinical studies and clinical trials, such as non‑clinical oral toxicology studies and clinical trials to further assess the safety and duration of effect of AXS‑02, AXS‑02 food effects, and possibly repeat dosing. For our ongoing Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. For AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our planned Phase 3 trials in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS‑05 include headache, nausea, dizziness, insomnia, dry mouth, fatigue, hypoesthesia, disturbance in attention, hyperhidrosis, increased heart rate, palpitation, constipation, diarrhea, increased blood pressure, and tremor. Some reported adverse events resulted in discontinuations from our trials of AXS‑05. These adverse events included chest pain, headache, abdominal pain, diarrhea, signs of potential allergic reactions, atrial tachycardia, disturbance in attention, metamorphosia, tremor, feeling hot, dizziness, dyspnea, and increased respiratory rate. AXS-05 is a combination of DM and bupropion, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. Our current development plan for AXS‑02 contemplates recruiting and enrolling more than 475 patients for our Phase 3 clinical trials for the treatment of pain associated with CRPS. We may encounter difficulties or delays in completing our planned enrollments for these trials. In addition, because of some of our other entry criteria for our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with CRPS, such as the requirement that patients cease any usage of previous opioid therapy, we may further limit our potential patient population. For our initiated Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers and we may require patients to discontinue use of their existing medication before participating in our clinical trials. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS‑05 for the treatment of TRD, we will require patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. As a result, these entry criteria may make it difficult for us to enroll patients in any of our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

As of November 9, 2016, we had only 16 full‑time employees and 5 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in July 2016, we concluded that a material weakness existed in our internal control over financial reporting related to the review of non-routine complex transactions and as a result we restated our financial statements for the quarter ended March 31, 2016 and the year ended December 31, 2015 in order to record a non-cash premium to additional paid in capital. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we have taken or may take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•    delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for AXS‑02 and AXS‑05;

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

As of November 9, 2016, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 65% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of November 9, 2016, we have outstanding 19,153,417 shares of common stock. Of these shares, 11,136,434 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

As of September 30, 2016, we have used approximately $11.6 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

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

AXSOME THERAPEUTICS, INC.

Date: November 14, 2016	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By	/s/ Constance Ames
Constance Ames Vice President, Finance (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.