Form 10-K
period 2016-12-31
Axsome Therapeutics, Inc.
filed 2017-03-07
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

25 Broadway 9th Floor New York, New York (Address of principal executive offices)	10004 (Zip Code)

Registrant’s telephone number, including area code:  (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share (Title of Class)	NASDAQ Global Market (Name of Each Exchange on Which Registered)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $83.9 million as of June 30, 2016, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 19,196,316 shares of the registrant’s common stock outstanding as of March 2, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

ITEM 1. BUSINESS.

OVERVIEW

We are a clinical stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes two late‑stage candidates, AXS‑05 and AXS‑02, which we are developing for multiple indications. We have initiated a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and plan to initiate a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD. We have also initiated a Phase 3 trial with AXS‑02 in complex regional pain syndrome, or CRPS, which we refer to as the CREATE-1 study, and a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS-02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

Our first product candidate, AXS‑05, is an innovative fixed‑dose combination of dextromethorphan, or DM, and bupropion. We are developing AXS‑05 initially for the treatment of the following two conditions: TRD and agitation in patients with AD. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors providing the potential for an additive or synergistic effect. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

We initiated a Phase 3 trial with AXS‑05 in TRD, which we refer to as the STRIDE-1 study, in March 2016. Top-line results from this clinical trial are anticipated in the first quarter of 2018. Currently only one product, Symbyax, a combination of olanzapine and fluoxetine, which is marketed by Eli Lilly and Company, is approved in the United States for the treatment of TRD. DM’s mechanisms of action encompass those of several antidepressant drug classes, and bupropion is a well‑established antidepressant. DM administration has resulted in dose‑dependent antidepressant‑like effects in two widely used preclinical models of antidepressant effect. Furthermore, administration of DM with quinidine, which serves as an inhibitor of metabolism of DM, resulted in a statistically significant reduction in depressive symptoms in patients with pseudobulbar affect, which is a disorder characterized by involuntary, sudden, and frequent episodes of laughing or crying, as shown in a third‑party study. The term statistically significant denotes an experimental result, such as one derived from a clinical or non‑clinical trial, that is unlikely to have occurred by chance. The plasma concentrations of DM achieved with AXS‑05 in our Phase 1 trials are in the range of those associated with the DM and quinidine dose that resulted in a reduction in depressive symptoms in patients with pseudobulbar affect, based on data published by the FDA. AXS-05 has been granted FDA Fast Track designation for TRD. We estimate that as many as 3 million individuals in the United States suffer from TRD.

We plan to initiate a Phase 2/3 clinical trial with AXS‑05 for the treatment of agitation in patients with AD. In January 2017, we received Investigation New Drug Application, or IND, clearance from the FDA to proceed with our planned Phase 2/3 clinical trial in this indication. We plan to initiate this clinical trial in the second quarter of 2017. There is currently no FDA‑approved pharmacological treatment for the indication of agitation in patients with AD. Agitation in patients with AD has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death. Administration of DM with quinidine has been shown to result in a statistically significant reduction in agitation in patients with probable AD, as shown in a randomized, double‑blind, placebo‑controlled, third‑party clinical trial. The plasma concentrations of DM achieved with AXS‑05 in our Phase 1 trials are in the range of those associated with the DM and quinidine doses that resulted in a reduction in agitation in patients with probable AD, based on data published by the FDA. It has been estimated that AD afflicts 5 million individuals in the United States, with agitation being reported in as many as 40% of those afflicted.

Our second product candidate, AXS‑02 (disodium zoledronate tetrahydrate), is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are initially developing AXS‑02 for the treatment of pain in the following three conditions: CRPS; knee OA associated with BMLs; and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We have successfully completed a Phase 1 trial of AXS‑02 to characterize the pharmacokinetics of zoledronic acid and its effects on markers of bone resorption after oral administration of AXS‑02. The results of our Phase 1 trial demonstrated that oral administration of AXS‑02 tablets resulted in rapid absorption of zoledronic acid, which is the active molecule in AXS‑02 and the free acid form of disodium zoledronate tetrahydrate, and substantial suppression of bone resorption markers, which are proteins indicative of bone tissue breakdown. We selected the dose for our ongoing and planned Phase 3 trials based on the pharmacokinetic and pharmacodynamic results of our Phase 1 trial. We intend to seek U.S. Food and Drug Administration, or FDA, approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway.

We initiated a Phase 3 trial with AXS‑02 for the treatment of pain in patients with CRPS, which we refer to as the CREATE‑1 study, in July 2015. Interim efficacy analysis results from this clinical trial are anticipated in the fourth quarter of 2017. There is currently no drug approved by the FDA or the European Medicines Agency, or EMA, to treat CRPS. CRPS is a debilitating condition characterized by severe pain in a limb, accompanied by autonomic, sensory, motor, and trophic changes. For many patients, the pain and associated loss of function result in significant and sometimes permanent disability. AXS‑02 has been granted FDA Fast Track designation for the treatment of pain associated with CRPS. AXS‑02 has also been granted Orphan Drug Designation by the FDA and Orphan Medicinal Product Designation by the EMA for the treatment of CRPS. It has been estimated that approximately 80,000 individuals in the United States are diagnosed with CRPS annually.

We initiated a Phase 3 trial with AXS‑02 for the treatment of pain in patients with knee OA associated with BMLs, which we refer to as the COAST‑1 study, in March 2016. An interim analysis will now be performed by an independent data monitoring committee on the first approximately 60 subjects enrolled in the trial to assess the assumptions used to determine the sample size of the study. Screening of subjects in this trial will be paused pending results of the interim analysis, and will resume after readouts from our other ongoing Phase 3 trials in CRPS and TRD. Interim analysis results from this clinical trial are anticipated in the third quarter of 2017. There is currently no therapy specifically approved by the FDA or the EMA to treat this subset of knee OA. Results from cross‑sectional and longitudinal studies have shown an association between the presence of BMLs and knee pain in patients with knee OA. These studies suggest that BMLs are a source of knee pain and a potential target for pharmaceutical intervention. We believe the mechanisms of action of AXS‑02 may preferentially target BMLs. AXS‑02 has been granted FDA Fast Track designation for the treatment of the pain of knee OA associated with BMLs. We estimate that as many as 7 million individuals in the United States suffer from symptomatic knee OA and BMLs.

We plan to initiate a Phase 3 clinical trial with AXS-02 for the treatment of CLBP associated with MCs. In February 2017, we received IND clearance from the FDA to proceed with our planned Phase 3 clinical trial in this indication. The initiation of this clinical trial is contingent upon the availability of resources. There is currently no therapy specifically approved by the FDA or the EMA to treat this subset of CLBP. Results of numerous studies suggest that MCs, especially type 1 MCs, are correlated with low back pain, and that changes in the extent of type 1 MCs are positively associated with changes in low back symptoms. These studies suggest that MCs are a potential target for pharmaceutical intervention. We believe the mechanisms of action of AXS‑02 may preferentially target MCs. We estimate that as many as 1.6 million individuals in the United States suffer from CLBP associated with type 1 MCs.

We are currently evaluating preclinical product candidates, including AXS-06, which we intend to develop for CNS disorders, including chronic pain. Formulation work for AXS-06 is ongoing.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes U.S. patents with claims extending to 2034 for AXS‑05 and AXS‑02, as well as corresponding foreign patent applications. Our U.S. and E.U. orphan designations for AXS‑02 for the treatment of CRPS potentially provide 7 and up to 12 years of marketing exclusivity in the respective geographies for the orphan indication.

Our Strategy

Our goal is to cost‑effectively and efficiently develop and commercialize novel, differentiated therapies for the management of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•

Pursue novel CNS indications with high unmet medical need.  We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are initially developing our product candidates for indications that have no or few FDA‑approved pharmacological treatments. For example, there currently is no drug approved by the FDA or the EMA for CRPS, the pain of knee OA associated with BMLs, CLBP associated with MCs, or agitation in patients with AD. There is currently only one FDA‑approved drug for TRD. These conditions are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on novel indications, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies because they address unmet medical needs. Many of these indications have significant patient populations which, when combined with the lack of approved treatments, should provide us with attractive commercial opportunities.

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

AXS‑05 is potentially applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components. We are developing AXS‑05 initially as a therapeutic for treatment resistant depression, or TRD, and agitation in patients with Alzheimer’s disease, or AD.

Scientific Rationale

DM and bupropion each target different CNS receptor systems that are potentially relevant to the treatment of CNS disorders. Combining the distinct and independent mechanisms of action of these two compounds may be additive or synergistic in the treatment of depression and other CNS disorders. However, as shown in the figure above, DM is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. Attainment of potential therapeutic plasma levels of DM is therefore difficult when DM is dosed as a single agent. We have demonstrated in three Phase 1 trials that co‑administration of bupropion and DM leads to substantially increased DM plasma levels. This positive pharmacokinetic interaction between bupropion and DM therefore may enable DM’s clinical utility by increasing DM’s plasma levels into a potentially therapeutic range. We believe this dual pharmacodynamic and pharmacokinetic synergy results in a unique pharmacological profile that could potentially be efficacious in CNS disorders.

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

Clinical Rationale.  Administration of DM with an inhibitor of its metabolism has been shown to reduce depressive symptoms, measured using the Beck Depression Inventory Second Edition, or BDI‑II, in a third‑party study. In a 326‑patient, randomized, double‑blind, placebo‑controlled trial in patients with pseudobulbar affect, co‑administration of DM and the metabolic inhibitor quinidine resulted in a statistically significant reduction in depressive symptoms as compared to placebo at the 30 mg DM / 10 mg quinidine dose at 12 weeks, as shown in the figure below. Patients were excluded from the study if their BDI‑II score was greater than 19, with a score in the range of 0 to 13 corresponding to minimal depression and 14 to 19 corresponding to mild depression. Assessment of depressive symptoms was a pre‑specified secondary endpoint in this trial.

Additionally, administration of DM with an inhibitor of its metabolism has also been shown to reduce depressive symptoms, measured using the Cornell Scale for Depression in Dementia, or CSDD, in a third‑party study. In a randomized, double-blind, placebo-controlled, two stage trial in 220 patients with probable AD and clinically meaningful agitation, co‑administration of DM and the metabolic inhibitor quinidine resulted in a statistically significant reduction in depressive symptoms as compared to placebo at the 30 mg DM / 10 mg quinidine dose at 5 weeks, as shown in the figure below. Patients with severe depression were excluded from the study. Assessment of depressive symptoms was a pre‑specified secondary endpoint in this trial. These studies potentially inform the assessment of DM for TRD.

Administration of DM with an inhibitor of its metabolism has been shown to reduce depressive symptoms, measured using the Montgomery Asberg Depression Rating Scale, or MADRS, in patients with TRD, in a third party study. In a 20-patient, open-label trial in patients with TRD, co-administration of DM and the metabolic inhibitor quinidine resulted in a 45% overall response rate in the intention to treat sample, with response defined as a 50% or greater decrease in MADRS score from baseline to primary outcome.

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

Depressive symptom change with DM and metabolic inhibitor quinidine (Q) in patients with pseudobulbar affect at 12 weeks

Source: Pioro EP, et al. Ann Neurol 2010;68:693‑702.

Depressive symptom change with DM and metabolic inhibitor quinidine (Q) in patients with agitation in Alzheimer’s disease at 5 weeks

Source: Cummings J, et al. JAMA. 2015;314:1242-1254.

Agitation in Patients with Alzheimer’s Disease (AD)

We are developing AXS‑05 for the treatment of agitation in patients with AD. There is currently no FDA‑approved pharmacological treatment for the indication of agitation in patients with AD.

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

The primary endpoint showed a statistically significant improvement with DM and quinidine as compared to placebo. A statistically significantly greater reduction in the agitation/aggression domain of the NPI for active treatment as compared to placebo was seen in both stage 1 as well as in stage 2 of the study. An experimental result, such as those derived from a clinical or non-clinical study, is statistically significant if it is unlikely to have occurred by chance. The statistical significance of experimental results is determined by a widely used statistical method that establishes the P value of the results. A P value is a statistical measure of the probability that the difference in results between treatment and control groups in a study could have occurred by chance. Under this method, the smaller the P value the greater the confidence that the results are significant, and a P value of 0.05 or less is generally considered by the FDA to represent statistical significance. During stage 1, a reduction of 3.3 in the agitation/aggression domain of the NPI was seen for active treatment as compared to a reduction of 1.7 for placebo, with a P value that is less than 0.001, as shown in the figure below. During stage 2, a reduction of 2.0 was observed for active treatment as compared to a reduction of 0.8 for placebo, with a P value that is equal to 0.02. Average baseline values for the agitation/aggression domain of the NPI were 7.1 for the active treatment group and 7.0 for the placebo group. Statistically significant improvements for the active treatment arm compared to placebo were also reported for the majority of secondary endpoints including the NPI total score, NPI‑Caregiver Distress Score, Caregiver Strain Index, and Cornell Scale for Depression in Dementia. Moreover, treatment with DM and the metabolic inhibitor was not associated with cognitive decline as measured by the Mini Mental State Examination.

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

Change in agitation/aggression scores in AD with DM and

metabolic inhibitor quinidine (Q) during stage 1

Source: Am J Geriatr Psychiatry 2015; 23:3, Supplement 1, S164‑S165.

Clinical Development of AXS‑05

We are developing AXS‑05 and intend to seek FDA approval for the product utilizing the 505(b)(2) regulatory pathway. We have completed three Phase 1 pharmacokinetic clinical trials of AXS‑05 under clinical trial applications with Health Canada. In each study, administration of bupropion in combination with DM resulted in a substantial increase in DM plasma concentrations measured using Cmax and AUC at all doses tested.

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

In January 2017, we received IND clearance from the FDA to proceed with our planned Phase 2/3 clinical trial of AXS‑05 in agitation in patients with AD.

In February 2017, we received Fast Track designation from the FDA for AXS‑05 for TRD.

Completed Phase 1 Trials of AXS‑05

We have completed three Phase 1 pharmacokinetic clinical trials of AXS‑05. The objectives of these trials were to assess the pharmacokinetics of DM when co‑administered with bupropion, and to assess the safety and tolerability of the combination. In the first two Phase 1 trials, the components of AXS‑05, DM and bupropion, were co‑administered as separate tablets. In the third Phase 1 trial, AXS-05 was dosed as a bilayer tablet. In each study, administration of bupropion in combination with DM resulted in substantial increases in DM plasma concentrations measured using Cmax and AUC at all doses tested.

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

The third Phase 1 trial was a randomized, multiple‑dose, double-blind pharmacokinetic study of AXS-05 conducted using a single tablet containing DM and buproprion. In this study, which enrolled a total of 30 healthy, adult volunteers, administration of AXS-05 as a single tablet resulted in substantial increases in AUC0‑12 and Cmax values of DM similar to the increases observed in our first two Phase 1 studies. There were no reported serious adverse events in the trial. The majority of treatment‑emergent adverse events experienced were graded as mild in severity, and had resolved by the end of the study. The most commonly reported adverse events were dizziness, fatigue, headache, and insomnia.

Ongoing STRIDE-1 Study

In March 2016, we initiated the STRIDE-1 study, a Phase 3, randomized, double‑blind, active‑controlled trial to assess the efficacy and safety of AXS‑05 in the treatment of TRD. Patients with MDD who have had inadequate response to one or two antidepressant treatments will be treated in an open‑label fashion with bupropion during a 6‑week lead‑in period. Patients who had inadequate response to bupropion during this lead‑in period will be considered to have TRD and will be randomly assigned in a 1:1 ratio to receive bupropion or AXS‑05 under fasting conditions in a double‑blind fashion for 6 weeks. The primary endpoint is anticipated to be the change in the MADRS after 6 weeks of treatment. We anticipate that the trial will enroll a total of approximately 346 randomized patients. Top-line results from this clinical trial are anticipated in the first quarter of 2018.

Planned Phase 3 Trial of AXS‑05 in Agitation in Patients with AD

We have received IND clearance from the FDA to proceed with our planned Phase 2/3 clinical trial of AXS-05 in the treatment of agitation in patients with AD and plan to initiate the Phase 2/3 clinical trial in the second quarter of 2017. Patients with probable AD and clinically significant agitation will be randomly assigned in a 1:1:1 ratio to receive bupropion, placebo, or AXS-05 in a double-blind fashion. The primary endpoint is anticipated to be the change in the Cohen-Mansfield Agitation Inventory. We anticipate that the trial will randomize a total of approximately 330 patients.

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

We initiated a Phase 3 trial with AXS‑02 for the treatment of pain associated with CRPS in July 2015. We initiated a Phase 3 trial with AXS‑02 for the treatment of pain in patients with knee OA associated with BMLs in March 2016. We have received IND clearance from the FDA to proceed with our planned Phase 3 clinical trial of AXS-02 in CLBP and plan to initiate the Phase 3 clinical trial upon the availability of resources.

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

Oral administration of AXS‑02 resulted in a statistically significant reduction in pain, improvement in weight bearing, and prevention of edema as compared to placebo in the rat tibia fracture model of CRPS. As summarized in the figure below, treatment with AXS‑02 reduced pain by 77% and edema by 60% as compared to placebo treatment. AXS‑02 treatment also resulted in a 56% improvement in weight bearing as compared to placebo. The study did not find an effect of AXS‑02 on hindpaw temperature.

Effect of AXS‑02 in the rat tibia fracture model of CRPS

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

Knee Osteoarthritis (OA) Associated with Bone Marrow Lesions (BMLs)

We are developing AXS‑02 for the treatment of the pain of knee OA associated with BMLs. There is currently no therapy specifically approved by the FDA or the EMA to treat this subset of knee OA. The FDA has agreed to an SPA for our ongoing Phase 3 COAST‑1 study in subjects with knee OA and BMLs. The FDA has also granted Fast Track designation for AXS‑02 for the treatment of the pain of knee OA associated with BMLs.

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

We held a Type C meeting with the FDA in June 2014 where we presented our clinical development plan for AXS‑02 in the treatment of pain associated with CRPS, the pain of knee OA associated with BMLs, and CLBP associated with MCs. Based on feedback from this meeting and other ongoing communications with the FDA, we are currently conducting one Phase 3 trial with AXS‑02 in the treatment of pain associated with recently diagnosed CRPS, and plan to conduct another, as well as a toxicology study and a food‑effect study, to support an NDA filing for this indication. We requested scientific advice and protocol assistance from the EMA for the development of AXS‑02 for the treatment of pain associated with CRPS. We received final advice from the EMA in March 2015. Based on this advice, we believe that only one successful Phase 3 trial in CRPS will be required to support a Marketing Authorization Application, or MAA, for AXS‑02 in this indication.

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

In April 2016, we received Fast Track designation from the FDA for AXS‑02 for the treatment of the pain of knee OA associated with BMLs.

In February 2017, we received IND clearance from the FDA to proceed with our planned Phase 3 clinical trial of AXS‑02 in CLBP.

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

We are currently conducting a randomized, double‑blind, placebo‑controlled Phase 3 trial of AXS‑02 in patients with CRPS and a randomized, double‑blind, placebo‑controlled Phase 3 trial of AXS‑02 in patients with knee OA associated with BMLs. In February 2017, we received IND clearance from the FDA to proceed with our planned Phase 3 clinical trial of AXS-02 in CLBP. We believe our planned Phase 3 dosing of AXS‑02 will provide cumulative systemic exposure of zoledronic acid that is similar to that achieved with the 5 mg IV dose used in the Phase 2 trials in knee OA and CLBP, based on the results of our completed Phase 1 trial.

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

Oral administration of AXS‑02 resulted in marked reductions of biomarkers of bone resorption. For example, as shown in the figure below, levels of serum CTx were reduced by approximately 80 to 90% seven days after dosing. This effect was generally maintained 14 to 15 days after dosing.

Serum CTx change from baseline after oral administration of varying doses of AXS‑02,

and IV administration of 1 mg zoledronic acid

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

At baseline, the mean VAS score was 54 mm. As shown in the figure below, there was a statistically significant reduction in pain intensity, measured using the VAS, from baseline to 6 months in the zoledronic acid‑treated group as compared to placebo, using the per protocol analysis. Changes in pain intensity between baseline and the other time points were numerically greater in the zoledronic acid arm than in the placebo arm but were not statistically significant.

Pain intensity over time in knee OA patients with BMLs treated with zoledronic acid or placebo

Source: Derived from Laslett et al. Ann Rheum Dis. 2012;71:1322‑1328.

As shown in the figure below, there was a statistically significant reduction in BML area at 6 months in the zoledronic acid‑treated group as compared to placebo. At the 12 month assessment, the changes in BML size were lower in magnitude in the zoledronic acid arm as compared to the placebo arm and were not statistically significant.

BML area over time in subjects treated with zoledronic acid or placebo

Source: Derived from Laslett et al. Ann Rheum Dis. 2012;71:1322‑1328.

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

Study participants had a mean low back pain duration of 293 days at study entry, and initial low back pain intensity of 6.7 on the VAS. All patients displayed either type 1, type 2, or mixed type 1 and type 2 MCs on MRI. As shown in the figure below, there was a statistically significant reduction in pain intensity, measured using the VAS, at 1 month in the zoledronic acid‑treated group as compared to placebo. Changes in pain intensity at 12 months were numerically greater in the zoledronic acid arm than in the placebo arm but were not statistically significant.

Change in pain intensity at 1 month in CLBP patients treated with zoledronic acid or placebo

As shown in the figure below, at 1 year only 20% of patients in the zoledronic acid treatment group reported using NSAIDs compared to 60% of patients in the placebo group. At baseline, there were no differences in self‑reported use of NSAIDs between the treatment groups.

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

NSAID use at 1 year in CLBP patients treated with zoledronic acid or placebo

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

After a baseline period, patients meeting the entry criteria will be randomly assigned in a 1:1 ratio to orally receive either (1) AXS‑02 tablets once per week for 6 weeks, or (2) matching placebo tablets once per week for 6 weeks. Patients will receive drug or placebo under fasting conditions, which is typical for oral bisphosphonates. Randomized patients will remain blinded for an additional 6 weeks, totaling 12 weeks for the double‑blind phase. The primary endpoint will be the change in pain intensity from baseline to week 12, measured using the NRS. Patients will be followed for an additional 12 weeks after the double‑blind period. We anticipate that the study will enroll a total of approximately 190 patients. An interim analysis for efficacy is planned on the first approximately 50% of patients who are enrolled and who complete the double‑blind phase. The interim analysis will be performed by an independent data monitoring committee. Results from this interim analysis are anticipated in the fourth quarter of 2017.

Ongoing COAST‑1 Study

In March 2016, we initiated the COAST-1 study, a Phase 3, randomized, double‑blind, placebo‑controlled trial to assess the efficacy and safety of AXS‑02 in the treatment of the pain of knee OA associated with BMLs. This trial is anticipated to enroll approximately 346 patients with clinically diagnosed knee OA and at least one confirmed BML in the affected knee on MRI. Eligible patients must be at least 50 years of age, either male or postmenopausal female, and have at least moderate pain intensity. The COAST-1 study is being conducted pursuant to an FDA SPA.

After a baseline period, patients meeting the entry criteria will be randomized in a 1:1 ratio to receive either (1) AXS‑02 tablets once per week or (2) matching placebo tablets once per week, under fasting conditions for 6 weeks. Randomized patients will remain blinded for an additional 18 weeks, totaling 24 weeks for the double‑blind phase. The primary endpoint is anticipated to be the change in pain intensity from baseline to week 24, measured using the NRS. An interim analysis will now be performed by an independent data monitoring committee on the first approximately 60 subjects enrolled in the trial to assess the assumptions used to determine the sample size of the study. Screening of subjects in this trial will be paused pending results of the interim analysis, and will resume after readouts from our other ongoing Phase 3 trials in CRPS and TRD. Results from this interim analysis are anticipated in the third quarter of 2017.

Planned Phase 3 Trial in CLBP Associated with MCs

We intend to initiate a Phase 3, randomized, double‑blind, placebo‑controlled trial to assess the efficacy and safety of AXS‑02 in the treatment of CLBP associated with MCs. This trial is anticipated to enroll patients with low back pain lasting at least 3 months and confirmed type 1 or mixed type 1 and type 2 MCs on MRI. After a baseline period, patients meeting the entry criteria will be randomized in a 1:1 ratio to receive either (1) AXS‑02 tablets once per week or (2) matching placebo tablets once per week, under fasting conditions for 6 weeks. Randomized patients will remain blinded for an additional 6 weeks, totaling 12 weeks for the double‑blind phase. The primary endpoint is anticipated to be the change in pain intensity from baseline to week 12, measured using the NRS. We anticipate that the trial will enroll a total of approximately 300 patients. We received IND clearance from the FDA to proceed with our planned Phase 3 clinical trial of AXS-02 in CLBP. The initiation of this clinical trial is contingent upon the availability of resources.

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

Preclinical Programs

We are currently evaluating preclinical product candidates, including AXS‑06, that we intend to develop for CNS disorders, including chronic pain.. Formulation work for AXS‑06 is ongoing.

Commercial Agreements

We have customary clinical supply agreements and customary agreements with clinical research organizations to help manage our clinical trials. Each of our commercial agreements are non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supply or request services to be performed.

Material License Agreements

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS‑05 and AXS‑02, as well as AXS‑04, a product candidate that is currently in early stage development, anywhere in the world for veterinary and human therapeutic and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS‑05, AXS‑02, and AXS‑04. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 4.5% for AXS‑02, 3.0% for AXS‑05, and 1.5% for AXS‑04, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product‑by‑product and country‑by‑country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid‑up, royalty‑free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements.

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

As of March 7, 2017, our intellectual property portfolio contains 54 issued patents and more than 80 pending applications in the United States and worldwide. 17 issued patents covering our AXS‑05 product candidate have claims covering pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034 for our issued and allowed patents, as well as our pending applications. 37 issued patents covering our AXS‑02 product candidate, and related compounds, have claims covering method of delivery, pharmacokinetics, composition of matter, and methods of use with protection extending through 2034 for both our issued patents and pending applications. In addition to patent protections, our AXS‑02 program, if approved, may also be afforded potential exclusivity by the FDA’s and EMA’s orphan drug designation programs for CRPS, which provide 7 years and 10 to 12 years of exclusivity, respectively. We have pending PCT applications, as well as pending applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑02, AXS‑04, and AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by Axsome.

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

Scientific Advisors

In March 2015, we formed a Depression Scientific Advisory Board, or SAB, composed of leading experts in the areas of depression, FDA regulations, and clinical trial design. These experts provide key scientific, clinical, and strategic guidance concerning our development programs in depression and other CNS disorders. The following members were appointed to our Depression SAB: Maurizio Fava, M.D., Director of the Clinical Research Program and Executive Vice Chair of the Department of Psychiatry at Massachusetts General Hospital, and Slater Family Professor of Psychiatry at Harvard Medical School; Thomas Laughren, M.D., retired Division Director of the FDA’s Division of Psychiatry Products; and Dan Iosifescu, M.D., Director of the Mood and Anxiety Disorders Program and Associate Professor of Psychiatry and Neuroscience at the Icahn School of Medicine at Mount Sinai, and Consultant in Psychiatry at Massachusetts General Hospital. We also benefit from the guidance of our other scientific advisors in the areas of AD, CRPS, knee OA, CLBP, and pain clinical trial design.

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

AXS‑02 Competition

There are no drugs approved by the FDA or the EMA for the treatment of pain associated with CRPS, although various classes of pain medications, such as NSAIDs and opioids, are used off‑label. We are aware of other companies working to develop therapeutics for the treatment of pain associated with CRPS, including Grunenthal GmbH. Companies working to develop therapeutics for the treatment of pain associated with knee OA include Carbylan Therapeutics, Inc.; Flexion Therapeutics, Inc.; and Levolta Pharmaceuticals, Inc., which is developing an IV zoledronic acid product for the treatment of knee OA. We are aware of two companies attempting to develop oral dosage forms of zoledronic acid for various indications, Merrion Pharmaceuticals plc and Grunenthal GmbH.

AXS‑05 Competition

There is one product approved for the treatment of TRD, Symbyax, which is marketed by Eli Lilly and Company. In addition, Otsuka Pharmaceutical Co. Ltd. is working to develop a combination of DM and quinidine for the treatment of TRD. We are aware of several other companies developing compounds for the treatment of TRD including Alkermes plc; Allergan plc; and Janssen Research & Development, LLC. We are aware of other companies working to develop therapeutics for the treatment of agitation in patients with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of DM and quinidine in this indication, Acadia Pharmaceuticals, and Transition Therapeutics Inc.

Manufacturing

Manufacturing of drugs and product candidates, including AXS‑05 and AXS‑02, must comply with FDA current good manufacturing practice, or cGMP, regulations. AXS‑05 and AXS‑02 comprise synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of AXS‑05 and AXS‑02 active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

Any applicant who files an abbreviated new drug application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

If a product is not eligible for NCE exclusivity, it may be eligible for three years of exclusivity. Three‑year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a previously approved product, if one or more new clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. This three‑year exclusivity period protects against FDA making an ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval effective. As a general matter, the three year exclusivity does not prohibit the FDA from making an approval for ANDAs or 505(b)(2) NDAs effective for generic versions of the original, unmodified drug product. Five‑year and three‑year exclusivity will also not delay the submission or approval effective date of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy. Moreover, even if a product receives a period of exclusivity, a physician may prescribe the reference listed drug or a generic version of the reference listed drug off‑label for the same use as the newly approved drug.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drug samples at the federal level. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Moreover, the Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier, and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufactures have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Fraud and Abuse, and Transparency Laws and Regulations

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

The federal Anti‑Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Patient Protection and Affordable Care Act, or ACA, of 2010, as amended, modified the intent requirement under the Anti‑Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti‑Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  The ACA further created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

The federal civil False Claims Act, or FCA, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off‑label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label drug uses. Civil False Claims act liability may be imposed for Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act.

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

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

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

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and third‑party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third‑party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third‑party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third‑party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third‑party payors.

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

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

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

Moreover, as enacted, the ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health care industry, and impose additional health policy reforms. The law expanded the eligibility criteria for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the entities eligible for discounts under the 340B drug discount program, which mandates discounts to certain hospitals, community centers, and other qualifying providers, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. The law additionally extended manufacturer’s Medicaid rebate liability to covered drugs dispensed to patients enrolled in Medicaid managed care organizations, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program, and created an alternative rebate formula for certain new formulations of certain existing products, which is intended to increase the amount of rebates due on those drugs. The revisions to the Medicaid rebate formula could have the further effect of increasing the required 340B discounts. Further, the ACA requires manufacturers of NDA drugs, including 505(b)(2) drugs, to pay 50% of the pharmacy charge to Medicare patients while they are in the coverage gap. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of drug sample distribution, which may require us to modify our business practices with healthcare practitioners. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. Under the Budget Control Act of 2011, as amended, federal budget “sequestration” Medicare payment reductions became effective on April 1, 2013 and automatically reduced payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $21.2 million, $6.8 million and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-02, and AXS-06.

Employees

As of March 2, 2017, we had 22 full‑time employees and 5 key consultants, 5 of whom hold Ph.D. or M.D. degrees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in November 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $27.2 million and $12.2 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $47.6 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with complex regional pain syndrome, or CRPS;

•conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;

•conduct our Phase 3 clinical trials with AXS‑05 for the treatment of treatment resistant depression, or TRD;

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

•develop additional product candidates, including AXS‑06; and

•in‑license other product candidates.

We believe that with our available cash as of December 31, 2016, we will have sufficient funds to meet our anticipated operating cash requirements through the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

•the rate of progress and costs related to our Phase 3 development of AXS‑02 and AXS‑05;

•the costs associated with conducting additional non-clinical studies with any of our product candidates;

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

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In November 2016, we entered into a loan and security agreement, referred to herein as the SVB Loan, with Silicon Valley Bank, or SVB, for a term loan facility in the aggregate principal amount of up to $20.0 million, of which $10.0 million was funded shortly after closing. Availability of $5.0 million under the second term advance is conditioned upon the achievement of both a clinical and financial milestone on or prior to November 9, 2017. The clinical milestone requires our receipt of positive interim results of our ongoing CREATE-1 study of AXS-02 in CRPS, while the financial milestone requires that we receive unrestricted and unencumbered net cash proceeds of at least $30.0 million from the issuance and sale of our equity securities to investors. Availability of $5.0 million under the third term advance is tied to achievement of the clinical and financial milestones described above, as well as our receipt of positive data with respect to our ongoing CREATE-1 study by December 31, 2017 sufficient to file a new drug application with the FDA.

The loan advances mature on November 1, 2020 and have an interest‑only monthly payment period until November 2017, which may be extended to May 2018 upon our receipt of the second term advance. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate of 4.50% above the prime rate.

The SVB Loan subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the SVB Loan if an event of default occurs under the SVB Loan. Under the SVB Loan, an event of default will occur if, among other things, we fail to make payments under the SVB Loan; we breach any of our covenants under the SVB Loan, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit SVB to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. SVB could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that AXS‑02, AXS‑05, or any other of our current or future product candidates will be successful in clinical trials or receive regulatory approval. In addition, AXS‑02 has only completed one Phase 1 clinical trial. Furthermore, our product candidate AXS‑06 is only in the early stages of product development and additional preclinical work is required before we may submit an investigational new drug application, or IND, and begin clinical trials.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We plan to conduct an interim analysis for our ongoing Phase 3 trials of AXS-02 for the treatment of CRPS and for the treatment of the pain of knee OA associated with BMLs, and may elect to conduct interim analyses for other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility. Further, our product candidates, including AXS‑02 and AXS‑05, may not receive regulatory approval even if they are successful in clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS‑02 for the treatment of pain associated with CRPS and knee OA associated with BMLs, and AXS‑05 for the treatment of TRD and agitation associated with AD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS‑05 may result in dry mouth, nausea, insomnia, dizziness, pharyngitis, abdominal pain, agitation, anxiety, tremor, seizure, increase in blood pressure and heart rate, hepatoxicity, hypoglycemia, thrombocytopenia or other hypersensitivity reactions, QRS prolongation, left ventricular hypertrophy or left ventricular dysfunction, palpitation, sweating, tinnitus, myalgia, anorexia, urinary frequency, rash, seizure, hypertension, activation of mania or hypomania, psychosis and other neuropsychiatric reactions, suicidal ideation, suicide attempt, completed suicide, angle closure glaucoma, allergic or anaphylactoid or anaphylactic reactions, diarrhea, cough, vomiting, asthenia, peripheral edema, urinary tract infection, influenza, increased gamma‑glutamyltransferase, flatulence, or other adverse events or potential adverse events reported or discussed in the product labels for bupropion‑containing products or dextromethorphan‑containing products including Wellbutrin, Wellbutrin SR, Wellbutrin XL, Zyban, Contrave, and Nuedexta.

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

•the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. Our current development plan for AXS‑02 contemplates recruiting and enrolling more than 475 patients for our Phase 3 clinical trials for the treatment of pain associated with CRPS. We may encounter difficulties or delays in completing our planned enrollments for these trials. In addition, because of some of our other entry criteria for our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with CRPS, such as the requirement that patients cease any usage of previous opioid therapy, we may further limit our potential patient population. For our initiated Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for our planned Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS‑05 for the treatment of TRD, we will require patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. As a result, these entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing Phase 3 clinical trials with AXS-02 and AXS-05 and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

We have received a Fast Track product designation for AXS‑02 for both the treatment of pain associated with CRPS as well as for the treatment of the pain of knee OA associated with BMLs, and for AXS-05 for the treatment of TRD, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of pain and CNS disorders. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Specifically, there are a large number of companies developing or marketing therapies for the treatment and management of pain and other CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Alkermes plc; Allergan plc; Carbylan Therapeutics, Inc.; Eli Lilly and Company; Flexion Therapeutics, Inc.; Grunenthal GmbH; Janssen Research & Development, LLC; Levolta Pharmaceuticals, Inc.; and Otsuka Pharmaceutical Co. Ltd.; OPKO Health, Inc.; Acadia Pharmaceuticals, Inc.; and Intra-Cellular Therapies, Inc.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or acquisition by large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, subsequent to our Orphan Drug Designation, the FDA granted Orphan Drug Designation to Thar Pharmaceuticals, Inc. for a zoledronic acid‑containing product for the treatment of CRPS. Thar Pharmaceuticals was subsequently acquired by Grunenthal GmbH. If Grunenthal GmbH or another sponsor receives FDA approval for a zoledronic acid‑containing product for the treatment of CRPS before we obtain FDA approval for AXS‑02 for the treatment of pain associated with CRPS, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor receives EMA approval for a zoledronic acid‑containing product for the treatment of CRPS before we obtain EMA approval for AXS‑02 for the treatment of pain associated with CRPS, we would be prevented from launching our product in the European Union for this indication for a period of at least 10 to 12 years.

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

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $8 million annual aggregate coverage limit. We have also obtained local policies in those foreign jurisdictions where it was appropriate. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.

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

We have a limited number of contract manufacturers for our products. At times we may have only one manufacturer for a product. In addition, we do not have any long‑term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields; quality control, including stability of the product candidate and quality assurance testing; shortages of qualified personnel; and compliance with strictly enforced federal, state, and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, would be jeopardized.

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

In addition, the patentability of claims in pending patent applications covering AXS‑02, AXS‑05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the U.S. Patent and Trademark Office, for example by third‑party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post‑grant proceedings such as post‑grant review, reexamination, and inter‑partes review proceedings. For example, in December 2016, a petition for post-grant-review of U.S. Patent No. 9,283,239 (“the ‘239 patent”) was filed at the United States Patent & Trademark Office by Grunenthal GmbH. The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The petition requests that the Patent Trial and Appeal Board, or PTAB, initiate a proceeding to review the validity of the ‘239 patent. We intend to respond to and oppose this petition, after which the PTAB is expected to render a decision as to whether it will initiate this proceeding. If the PTAB decides to initiate the proceeding, any patent claim the PTAB determines to be unpatentable would be stricken from the challenged patent or modified. We cannot predict if the PTAB will initiate a proceeding on the ‘239 patent, or what the outcome of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the ‘239 patent are unpatentable. Additionally we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged.

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

In January 2017, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

As of March 2, 2017, we had only 22 full‑time employees and 5 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes‑Oxley Act of 2002 and the rules and regulations of the NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing for that year, as required by Section 404.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in July 2016, we concluded that a material weakness existed in our internal control over financial reporting related to the review of non-routine complex transactions and as a result we restated our financial statements for the quarter ended March 31, 2016 and the year ended December 31, 2015 in order to record a non-cash premium to additional paid in capital. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level. However, we cannot assure that the measures that we have taken to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

Even after we are able to remediate the material weakness described above, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC, or other regulatory authorities.

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

In November 2015, we closed our initial public offering. Prior to our initial public offering, there was no public market for shares of our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on The NASDAQ Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares.

The market price of our common stock may be highly volatile.

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for AXS‑02 and AXS‑05;

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

As of March 2, 2017, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 63% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of March 2, 2017, we have outstanding 19,196,316 shares of common stock. Of these shares, 11,184,355 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in November 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $37 million. Our net operating loss carryforwards will begin expiring in 2033 if we have not used them prior to that time. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three‑year period. The completion of our initial public offering, together with private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the NASDAQ Capital Market since November 19, 2015, under the symbol “AXSM.” Effective as of March 3, 2017, our common stock has been listed on the NASDAQ Global Market under the same symbol. Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$9.11	$5.25
Third Quarter	$8.35	$6.85
Second Quarter	$12.69	$6.06
First Quarter	$15.74	$5.37

Year Ended December 31, 2015
Fourth Quarter (from November 19, 2015)	$9.70	$8.00

Common Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from November 19, 2015, which is the date our common stock first began trading on the NASDAQ Capital Market, through December 31, 2016 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 19, 2015, in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and assumes reinvestment of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
11/19/15
11/30/15
12/31/15
1/31/16
2/29/16
3/31/16
4/30/16
5/31/16
6/30/16
7/31/16
8/31/16
9/30/16
10/31/16
11/30/16
12/31/16
AXSOME Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 11/19/15 in stock or 10/31/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders

The number of record holders of our common stock as of March 2, 2017 was 33. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant. In addition, the terms of our existing credit facility with Silicon Valley Bank, or SVB, preclude us from paying cash dividends without SVB’s consent.

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

As of December 31, 2016, we have used approximately $18.8 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 19, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2016, 2015 and 2014 and Balance Sheet Data as of December 31, 2016, 2015 and 2014, as set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2016	2015	2014

Statements of operations data:
Operating expenses:
Research and development	$21,199,860	$6,776,987	$4,279,200
General and administrative	6,343,648	2,419,289	1,392,830
Total operating expenses	27,543,508	9,196,276	5,672,030
Loss from operations	(27,543,508)	(9,196,276)	(5,672,030)
Interest and amortization of debt discount/premium (expense) income	(132,424)	(736,048)	2,233,338
Tax credit	474,279	—	184,139
Change in fair value of warrant liability	—	(108,539)	(57,106)
Change in fair value of embedded derivative liabilities	—	274,800	182,000
Loss on extinguishment of debt	—	(2,444,516)	(2,870,903)
Net loss	$(27,201,653)	$(12,210,579)	$(6,000,562)
Weighted average common shares outstanding—basic and diluted	19,150,690	11,945,318	9,099,188
Net loss per common share—basic and diluted	$(1.42)	$(1.02)	$(0.66)

	As of December 31,
	2016	2015	2014

Balance sheet data:
Cash	$36,618,497	$48,036,260	$2,617,815
Total assets	38,212,608	49,076,156	2,786,380
Total current liabilities	7,170,712	2,631,895	972,616
Loan payable, long-term, net of discounts	9,470,445	—	—
Convertible notes, net of discounts, non-current portion	—	—	4,441,415
Interest payable, non-current portion	—	—	78,524
Embedded derivative liabilities	—	—	496,400
Accumulated deficit	(47,641,451)	(20,439,798)	(8,229,219)
Total stockholders’ equity (deficit)	$21,571,451	$46,444,261	$(3,202,575)

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

Overview

We are a clinical stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes two late‑stage candidates, AXS‑05 and AXS‑02, which we are developing for multiple indications. AXS‑05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, is planned in the second quarter of 2017. AXS-02 is currently in Phase 3 trials in complex regional pain syndrome, or CRPS, and knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, with an additional Phase 3 trial planned in chronic low back pain, or CLBP, associated with Modic changes, or MCs.

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

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement.

Our ability to become profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or our collaborators obtain marketing approval for and successfully commercialize one of our product candidates.

We have incurred significant operating and net losses since inception. We incurred net losses of $27.2 million, $12.2 million, and $6.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Our accumulated deficit as of December 31, 2016 was $47.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑05, AXS‑02, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2016, 2015 and 2014:

	Year ended
	December 31,
	2016	2015	2014

AXS-02	$9,414,980	$3,737,421	$2,001,560
AXS-05	8,444,618	678,273	900,669
AXS-06	353,957	182,744	19,739
Other research and development	1,870,679	1,555,648	1,076,753
Stock-based compensation	1,115,626	622,901	280,479
Total research and development expenses	$21,199,860	$6,776,987	$4,279,200

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

Interest and Amortization of Debt Discount/Premium (Expense) Income

Interest and amortization of debt discount/premium (expense) income primarily consists of cash interest and non‑cash costs related to our term loan with SVB, which was entered into in 2016, as well as cash and non-cash interest costs related to the convertible debt we had outstanding in 2015 and 2014. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount/premium (expense) income also includes the amortization of the premium recognized due to extinguishment of debt, as well as interest income earned on cash.

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

Research and Development Expenses

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external CROs and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2016, we do not believe any material uncertain tax positions are present.

As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $37 million which will begin expiring in 2033.

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

Stock‑based compensation and fair market value of stock

For stock options issued to employees and members of the board of directors for their services, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of our common stock, the risk-free interest rate, the estimated life of the option, the closing market price of our common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year ended
	December 31,
	2016	2015

Operating expenses:
Research and development	$21,199,860	$6,776,987
General and administrative	6,343,648	2,419,289
Total operating expenses	27,543,508	9,196,276
Loss from operations	(27,543,508)	(9,196,276)
Interest and amortization of debt discount/premium expense	(132,424)	(736,048)
Tax credit	474,279	—
Change in fair value of warrant liability	—	(108,539)
Change in fair value of embedded derivative liabilities	—	274,800
Loss on extinguishment of debt	—	(2,444,516)
Net loss	$(27,201,653)	$(12,210,579)

Research and Development Expenses.  Our research and development expenses for the year ended December 31, 2016 were $21.2 million, compared to $6.8 million for the year ended December 31, 2015, an increase of $14.4 million. The increase was primarily due to the conduct of our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in personnel costs and stock compensation expense. We expect our research and development expenses to increase modestly in 2017. This increase will be driven by continued enrollment in our STRIDE-1 and

CREATE-1 Phase 3 trials and the initiation our Phase 2/3 trial in AD agitation, offset by the pause in screening of our COAST-1 trial ahead of the planned interim analysis of this trial.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2016 were $6.3 million, as compared to $2.4 million for the year ended December 31, 2015, an increase of $3.9 million. The increase was primarily due to external fees associated with operating as a public company, as well as an increase in personnel costs and stock compensation expense. We anticipate that our general and administrative expenses will increase modestly in 2017.

Interest and Amortization of Debt Discount/Premium Expense.  Interest and amortization of debt discount/premium expense for the year ended December 31, 2016 was $0.1 million, as compared to $0.7 million for the year ended December 31, 2015, a decrease of $0.6 million. In 2016, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes.

Tax Credit.  During the year ended December 31, 2016, we received the NYC Biotech credit in the amount of $0.5 million related to the research and development expenses of our product candidates. There was no tax credit received during the year ended December 31, 2015.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded during the year ended December 31, 2016. We recorded expense related to the change in fair value of our warrant liability for the year ended December 31, 2015 of $108,539.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded during the year ended December 31, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $274,800 for the year ended December 31, 2015.

Loss on Extinguishment of Debt.  During the year ended December 31, 2015, we amended the conversion provision in our convertible notes issued from September 2014 through July 2015. The amendment was deemed to be a substantive change resulting in a $2.4 million loss on extinguishment of debt. No notes were outstanding in 2016 and no such adjustment occurred during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Operating expenses:
Research and development	$6,776,987	4,279,200
General and administrative	2,419,289	1,392,830
Total operating expenses	9,196,276	5,672,030
Loss from operations	(9,196,276)	(5,672,030)
Interest and amortization of debt discount/premium (expense) income	(736,048)	2,233,338
Tax credit	—	184,139
Change in fair value of warrant liability	(108,539)	(57,106)
Change in fair value of embedded derivative liabilities	274,800	182,000
Loss on extinguishment of debt	(2,444,516)	(2,870,903)
Net loss	$(12,210,579)	(6,000,562)

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

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement.

At December 31, 2016, we had cash of $36.6 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements through the first quarter of 2018. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2016	2015	2014

Net cash (used in) provided by:
Operating activities	$(21,281,304)	$(7,438,991)	$(4,596,394)
Investing activities	(104,561)	(20,195)	—
Financing activities	9,968,102	52,877,631	5,126,366
Net (decrease) increase in cash	$(11,417,763)	$45,418,445	$529,972

Operating Activities.  Net cash used in operating activities for the year ended December 31, 2016 was $21.3 million as compared to $7.4 million for the year ended December 31, 2015. The increase of $13.9 million in net cash used was primarily related to an increase in expenditures for our clinical programs, including our CREATE-1, STRIDE-1, and COAST-1 studies, as well as an increase in general and administrative expenses related to operating as a public company.

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

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was $0.1 million for the year ended December 31, 2016 and less than $0.1 million for the year ended December 31, 2015. Cash used in investing activities was zero for the year ended December 31, 2014.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2016 was $10.0 million, which primarily consisted of the net proceeds received from the term loan with SVB. Net cash provided by financing activities for the year ended December 31, 2015 was $52.9 million, which included the net proceeds of $45.5 million received from our IPO in November 2015 as well as net proceeds of $7.4 million received from convertible notes issued in 2015. Net cash provided by financing activities for the year ended December 31, 2014 was $5.1 million from the net proceeds received from the issuance of convertible notes.

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

•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2016:

		Less than			More than
(in thousands)	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$11,985,347	$1,112,263	$7,711,030	$3,162,054	$—
Total contractual obligations(1)	$11,985,347	$1,112,263	$7,711,030	$3,162,054	$—

(1)We had no lease obligations as of December 31, 2016.

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We are scheduled to make interest only payments on the loan until December 1, 2017, which period may be extended under certain circumstances. Under the terms of the loan, we may, but are not obligated to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones.

The SVB loan accrues interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. Following the interest only payment period, we will begin making monthly payments of principal and interest until the maturity date of November 1, 2020. In addition, we are required to pay a final payment fee of 8.5% of the principal amount extended to us on the date of repayment of the outstanding loan.

We may prepay all, but not less than all, of the SVB loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The term loan is collateralized by a security interest in all of our assets except intellectual property. Our intellectual property is subject to a negative pledge.

In connection with the loan, SVB and Life Science Loans, LLC, collectively referred to as the lenders, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The lenders will receive additional warrants in connection with the second and third tranches, if and when advanced by the lenders.

We allocated the proceeds of $10.0 million based on the relative fair values of the debt instrument and the warrant instrument. The relative fair value of the warrants of approximately $0.3 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt.

Shelf Registration Statement

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015‑03, Interest—Imputation of Interest (Subtopic 835‑30). The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance was effective for fiscal years beginning after December 15, 2015. This ASU was early adopted and did not have an impact on our operations or cash flows.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern (Subtopic 205‑40), which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The guidance is effective for fiscal years ending after December 15, 2016. Early adoption is permitted. We adopted this guidance effective December 31, 2016. The adoption of the guidance did not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASC 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASC 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the potential impact of the new guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $36.6 million as of December 31, 2016. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2016 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by our independent registered public accounting firm because emerging growth companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting.  As discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2015, filed with the SEC on August 9, 2016, in July 2016, our management identified a material weakness in our internal control over financial reporting as of December 31, 2015 as they relate to the review of non-routine complex transactions. During the year ended December 31, 2016, we took the following steps to remediate the identified material weakness: we engaged an additional third party financial service provider to assist in the evaluation of non-routine complex transactions and increased the technical personnel in our finance department. Our management has concluded that the identified material weakness in internal control over financial reporting was fully remediated as of December 31, 2016. Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Axsome Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsome Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 7, 2017

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015

Assets
Current assets:
Cash	$36,618,497	$48,036,260
Prepaid and other current assets	1,380,560	996,618
Total current assets	37,999,057	49,032,878
Equipment, net	100,730	16,653
Other assets	112,821	26,625
Total assets	$38,212,608	$49,076,156
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,081,173	$1,892,363
Accrued expenses and other current liabilities	2,820,377	739,532
Loan payable, current portion	269,162	—
Total current liabilities	7,170,712	2,631,895
Loan payable, long-term	9,470,445	—
Total liabilities	16,641,157	2,631,895
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 19,158,417 and 19,149,417 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	1,916	1,915
Additional paid-in capital	69,210,986	66,882,144
Accumulated deficit	(47,641,451)	(20,439,798)
Total stockholders’ equity	21,571,451	46,444,261
Total liabilities and stockholders’ equity	$38,212,608	$49,076,156

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015	2014

Operating expenses:
Research and development	$21,199,860	$6,776,987	$4,279,200
General and administrative	6,343,648	2,419,289	1,392,830
Total operating expenses	27,543,508	9,196,276	5,672,030
Loss from operations	(27,543,508)	(9,196,276)	(5,672,030)
Interest and amortization of debt discount/premium (expense) income	(132,424)	(736,048)	2,233,338
Tax credit	474,279	—	184,139
Change in fair value of warrant liability	—	(108,539)	(57,106)
Change in fair value of embedded derivative liabilities	—	274,800	182,000
Loss on extinguishment of debt	—	(2,444,516)	(2,870,903)
Net loss	$(27,201,653)	$(12,210,579)	$(6,000,562)
Net loss per common share, basic and diluted	$(1.42)	$(1.02)	$(0.66)
Weighted average common shares outstanding, basic and diluted	19,150,690	11,945,318	9,099,188

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock
			Additional	Subscription	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	receivable	deficit	equity (deficit)
Balance at December 31, 2013	7,690,572	$769	$205,177	$(5,100)	$(2,228,657)	$(2,027,811)
Stock-based compensation	—	—	376,806	—	—	376,806
Issuance of common stock for conversion of convertible notes	3,417,572	342	4,443,550	—	—	4,443,892
Collection of subscription receivable	—	—	—	5,100	—	5,100
Net loss	—	—	—	—	(6,000,562)	(6,000,562)
Balance at December 31, 2014	11,108,144	1,111	5,025,533	—	(8,229,219)	(3,202,575)
Stock-based compensation	—	—	803,279	—	—	803,279
Issuance of common stock in initial public offering, net of expenses	5,666,667	567	45,505,934	—	—	45,506,501
Issuance of common stock upon conversion of convertible notes	2,374,606	237	15,302,624	—	—	15,302,861
Reclassification of warrant liability	—	—	244,774	—	—	244,774
Net loss	—	—	—	—	(12,210,579)	(12,210,579)
Balance at December 31, 2015	19,149,417	1,915	66,882,144	—	(20,439,798)	46,444,261
Stock-based compensation	—	—	2,031,418	—	—	2,031,418
Proceeds from exercise of options	9,000	1	33,029	—	—	33,030
Issuance of warrants	—	—	264,395	—	—	264,395
Net loss	—	—	—	—	(27,201,653)	(27,201,653)
Balance at December 31, 2016	19,158,417	$1,916	$69,210,986	$—	$(47,641,451)	$21,571,451

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss	$(27,201,653)	$(12,210,579)	$(6,000,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,031,418	803,279	376,806
Amortization of debt discount (premium)	68,930	42,202	(2,649,190)
Amortization of debt issuance costs	—	7,757	143,813
Non-cash interest expense	—	698,826	272,039
Change in fair value of warrant and embedded derivative liabilities	—	(166,261)	(124,894)
Loss on extinguishment of debt	—	2,444,516	2,870,903
Depreciation	20,484	3,542	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(383,942)	(870,673)	(116,413)
Other assets	(86,196)	(26,625)	—
Accounts payable	2,188,810	1,134,204	598,836
Accrued expenses and other current liabilities	2,080,845	700,821	32,268
Net cash used in operating activities	(21,281,304)	(7,438,991)	(4,596,394)
Cash flows from investing activities
Purchases of equipment	(104,561)	(20,195)	—
Net cash used in investing activities	(104,561)	(20,195)	—
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	7,382,468	5,209,886
Proceeds from issuance of term loan	10,000,000	—	—
Payment of debt issuance costs	(64,928)	(12,489)	(25,000)
Deferred financing fees	—	—	(42,620)
Proceeds from initial public offering, net	—	45,549,121	—
Receipt of subscription receivable	—	—	5,100
Proceeds from exercise of options	33,030	—	—
Payment of loan from related party	—	(41,469)	(21,000)
Net cash provided by financing activities	9,968,102	52,877,631	5,126,366
Net (decrease) increase in cash	(11,417,763)	45,418,445	529,972
Cash at beginning of period	48,036,260	2,617,815	2,087,843
Cash at end of period	$36,618,497	$48,036,260	$2,617,815
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$264,395	$—	$—
Conversion of convertible notes to common stock	$—	$15,302,861	$4,443,892
Warrants issued to placement agent for offering costs	$—	$—	$79,129

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1.Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s product candidate portfolio includes two late‑stage candidates, AXS‑05 and AXS‑02, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware.

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2016, the Company had an accumulated deficit of $47.6 million.

In November 2015, the Company completed its IPO, whereby it sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In November 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement.

The Company’s primary sources of cash have been proceeds from its IPO, the debt financing with SVB, and through private placements of its convertible notes. The Company has not yet commercialized any of its product candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its product candidates, it may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

As of December 31, 2016, the Company had $36.6 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements through the first quarter of 2018. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “AXSM.”

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at December 31, 2016 and 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2016, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Debt Issuance Costs

The Company incurred third‑party costs in connection with the Company’s convertible notes and term loan as described in Note 6 and Note 7, respectively. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense in the consolidated statement of operations.

Equipment

Equipment consists primarily of computer equipment and is recorded at cost. Equipment is depreciated on a straight‑line basis over its estimated useful life, which the Company estimates to be three years. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

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

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2016, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock‑Based Compensation

For stock options issued to employees and members of the Company’s board of directors for their services, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

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

Tax Credit

The tax credit represents the receipt of the New York City Biotechnology Tax Credit, or NYC Biotech credit, related to our research and development expenses incurred for our product candidates. These expenses were incurred in prior periods and therefore the grant income was recorded when the funds were received.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2016, 2015, and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015‑03, Interest—Imputation of Interest (Subtopic 835‑30). The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance was effective for fiscal years beginning after December 15, 2015. This ASU was early adopted and did not have an impact on the Company’s operations or cash flows.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern (Subtopic 205‑40), which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The guidance is effective for fiscal years ending after December 15, 2016. Early adoption is permitted. The Company adopted this guidance effective December 31, 2016. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASC 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASC 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of the new guidance.

Note 3.Fair Value Measurements

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2015 and 2014:

December 31, 2015	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability (1)	$136,235	$—	$108,539	$(244,774)	$—
Embedded derivative liabilities (2)	496,400	871,000	(274,800)	(1,092,600)	—
Total	$632,635	$871,000	$(166,261)	$(1,337,374)	$—

December 31, 2014	Beginning of period	Issuances	Change in fair value (3)	End of period
Warrant liability (1)	$—	$79,129	$57,106	$136,235
Embedded derivative liabilities (2)	—	678,400	(182,000)	496,400
Total	$—	$757,529	$(124,894)	$632,635

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

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2016	2015	2014

Basic and diluted net loss per common share:
Net loss	$(27,201,653)	$(12,210,579)	$(6,000,562)
Weighted average common shares outstanding—basic and diluted	19,150,690	11,945,318	9,099,188
Net loss per common share—basic and diluted	$(1.42)	$(1.02)	$(0.66)

The following potentially dilutive securities outstanding at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2016	2015	2014

Convertible notes	—	—	1,002,459
Stock options	1,772,050	998,198	705,899
Warrants	337,696	272,468	272,468
	2,109,746	1,270,666	1,980,826

Note 5.Accrued Expenses

At December 31, 2016 and 2015, accrued expenses consisted of the following:

	December 31,	December 31,
	2016	2015

Research and development	$1,693,748	$284,057
Accrued compensation	539,290	330,707
Other	587,339	124,768
	$2,820,377	$739,532

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

Accounting Analysis

The June 2014 amendment of the June 2013 Notes, pursuant to which the June 2013 Notes plus any accrued and unpaid interest automatically converted into shares of the Company’s common stock on the due date, was considered substantive. As such, the June 2013 Notes were considered extinguished, and the amended notes were recorded at fair value. The difference between the fair value of the amended notes of $6,691,000, which was measured using the backsolve method, and the carrying value of the extinguished notes of $3,820,097 was recorded as a loss on extinguishment of debt in the Company’s consolidated financial statements. The difference between the fair value and the face value of the amended notes was recorded as a premium to the notes and amortized over the remaining life of the notes. The amortization of the premium is included in interest and amortization of debt discount/premium (expense) income in the consolidated statements of operations.

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

No convertible notes were outstanding as of December 31, 2016 and 2015.

Note 7.Loan and Security Agreement

In November 2016, the Company entered into a $20.0 million Term Loan Agreement (“Term Loan”) with Silicon Valley Bank (“SVB”). The three-tranche Term Loan consists of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones.

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and has an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. Following the interest only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Principal payments coming due within twelve months have been classified as current in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The Term Loan is collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property is subject to a negative pledge.

Interest expense was $116,736 and amortization of the final payment was $49,781 for the year ended December 31, 2016.

Long-term debt and unamortized debt discount balances are as follows:

December 31,
2016

Long-term debt	$10,000,000
Less debt discount, net of current portion	(251,777)
Long-term debt, net of debt discount	9,748,223
Less current portion of long-term debt	(277,778)
Loan payable, long-term	$9,470,445
Current portion of long-term debt	277,778
Current portion of debt discount	(8,616)
Loan payable, current portion	$269,162

In connection with the Term Loan, SVB and Life Science Loans, LLC (“the lenders”) received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The lenders will receive additional warrants in connection with the second and third term loans, if and when advanced by the lenders.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $19,149 for the year ended December 31, 2016.

Scheduled principal payments on outstanding debt, as of December 31, 2016, are as follows:

2017	$277,778
2018	3,333,333
2019	3,333,333
2020	3,055,556
$10,000,000

Note 8. Stockholders’ Equity

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

Shelf Registration Statement

On December 1, 2016, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which the Company refers to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the "2013 Plan"), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2016, there were 2,718,725 shares available for future grant under the 2015 Plan.

Stock Options

The following table summarizes stock option activity as of December 31, 2016, 2015 and 2014:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2014	705,899	$2.03
Granted	438,290	6.74
Exercised	—	—
Forfeited	(140,116)	3.10
Expired	(5,875)	3.67
Outstanding at December 31, 2015	998,198	$3.94
Granted	794,486	7.99
Exercised	(9,000)	3.67
Forfeited	(10,746)	6.81
Expired	(888)	6.47
Outstanding at December 31, 2016	1,772,050	$5.74	8.5	$2,990,194
Vested and expected to vest at December 31, 2016	1,765,881	$5.75	8.6	$2,956,573
Exercisable at December 31, 2016	856,485	$3.86	7.9	$2,726,109

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The Company periodically remeasures the fair value of stock‑based awards issued to non‑employees and records the expense over the requisite service period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2016, 2015 and 2014 is as follows:

Black-Scholes option valuation assumptions	2016				2015				2014

Risk-free interest rates	0.9	-	2.0%		0.7	-	1.9%		1.8	-	2.1%
Dividend yield		—				—				—
Volatility	69	-	75%		67	-	71%		69	-	76%
Weighted average expected term	3.25	-	6.25	years	2.5	-	6	years		6	years

The weighted average valuation date fair value of options granted was $5.13,  $4.21, and $2.05 per option for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $4.1 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.9 years. These amounts do not include 6,169 options outstanding as of December 31, 2016, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Research and development	$1,115,626	$622,901	$280,479
General and administrative	915,792	180,378	96,327
	$2,031,418	$803,279	$376,806

Performance‑Based Awards

The Company issued no performance-based awards during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company issued 81,346 options with a weighted average exercise price of $6.47 and 264,394 options with a weighted average exercise price of $1.30, respectively, to employees and non‑employees that vest upon the completion of certain clinical and corporate events. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the years ended December 31, 2016, 2015, and 2014 the Company recognized $604,866,  $283,394, and $75,325, respectively, as expense related to performance‑based awards.

Note 9. Warrants

As of December 31, 2016, the Company had outstanding warrants to purchase 337,696 shares of common stock.

In connection with the Company’s debt financing which was completed on November 9, 2016, the Company issued warrants to purchase 65,228 shares of common stock with an exercise price of $7.41 per share, which are exercisable upon issuance. The warrants were classified as a component of stockholders' equity.

On November 3, 2014, the Company issued warrants to purchase 42,059 shares of common stock with an exercise price of $5.94 per share to the placement agent in connection with the issuance of the September 2014 Notes, which were exercisable upon issuance. The warrants were initially classified as a liability in the consolidated financial statements, as upon a qualified financing, as defined in the September 2014 Notes, the warrant price would automatically adjust to a 10% premium to the conversion price of the September 2014 Notes in such mandatory conversion. The initial fair value of the warrant liability was $79,129 which was recorded as a discount to the notes and amortized over the term of the original September 2014 Notes. Upon the note amendment that occurred in September 2015, the discount was included in the carrying amount in the calculation of a loss on extinguishment. In connection with the automatic conversion of the September 2014 Notes upon the close of the Company’s IPO in November 2015, the warrant liability was reclassified to equity. See Note 3, “Fair Value Measurements”, for the fair value calculations of the warrant liability.

On October 29, 2013, the Company issued warrants to purchase 230,409 shares of common stock with an exercise price of $1.30 per share to the placement agent in connection with the June 2013 Notes, which were exercisable upon issuance. The warrants were classified as a component of stockholders’ equity.

The value of the warrants issued in 2016 of $264,365 was determined using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2016
Risk-free interest rates	1.8%
Dividend yield	—
Volatility	73%
Weighted average contractual term	7 years

Note 10.  License Agreements

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

Note 11. Commitments and Contingencies

Operating Leases

The Company’s offices are located in New York, New York. The Company is not currently under a lease agreement. Rent expense incurred during the years ended December 31, 2016, 2015 and 2014 was $254,170, $127,559, and $59,798.

Note 12. Income Taxes

As of December 31, 2016, the Company had U.S. net operating loss (“NOL”) carryforwards of $37 million, which will expire beginning in 2033. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net federal operating loss carryforward	$12,747,837	$5,281,388
Net foreign operating loss carryforward	23,293	—
Net state operating loss carryforward	4,068,086	1,760,274
Non-cash compensation	1,450,620	560,019
Research and development credits	3,491,251	4,549
Accrued expenses	308,007	149,917
Deferred tax asset, excluding valuation allowance	22,089,094	7,756,147
Fixed Assets	(19,985)	—
Less valuation allowance	(22,069,109)	(7,756,147)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2016 and 2015 because the Company’s management has determined that it is more likely than not that these assets will not be realized. The valuation allowance for deferred tax assets was $22,069,109 and $7,756,147 as of December 31, 2016 and 2015, respectively.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2016	December 31, 2015
U.S. federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	9.4	9.8
Permanent differences	(3.7)	(4.4)
Tax credit	12.8	—
Change in valuation allowance	(52.5)	(40.5)
Other	—	1.1
Effective tax rate	—%	—%

The Company is not currently under examination at the federal or state levels and as of the date of the consolidated financial statements there were no known assessments.

Note 13. Related Party Transactions

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

In April 2012, the Company entered into a three‑year consulting agreement with Mark Coleman, M.D., a member of its board of directors since December 2014, which was subsequently amended in June 2014, to engage Dr. Coleman to provide certain consulting services in connection with the Company’s development of pharmaceutical and other therapeutic product candidates. The consulting agreement provided the Company with the ability to compensate Dr. Coleman in cash or options. In March 2013, the Company issued to Dr. Coleman an option grant to purchase 20,997 shares of the Company’s common stock with an exercise price of $1.30 per share that vested immediately; in June 2014, the Company issued to Dr. Coleman an option grant to purchase 76,904 shares of the Company’s common stock with an exercise price of $1.30 per share which were subject to certain performance‑based vesting restrictions, of which the grant was forfeited in December 2015; and in June 2015, the Company issued to Dr. Coleman an option grant to purchase 33,410 shares of the Company’s common stock with an exercise price of $5.94 per share that vested immediately. The Company recorded stock‑based compensation expense of $99,234 during the year ended December 31, 2015 related to these option grants. No further expense will be incurred related to these grants.

In 2013, the Company had an outstanding loan payable to its Chief Executive Officer and Chairman of the Board in the amount of $62,469 pertaining to payment of startup costs of the Company. The loan carried no interest payable and was payable on demand. In December 2014, the Company satisfied a portion of the loan payable with a cash payment of $21,000, leaving a balance at December 31, 2014 of $41,469. In June 2015, the Company paid the remaining balance of the loan obligation, which Dr. Tabuteau then reinvested into the Company by purchasing an equivalent amount of convertible notes issued by the Company.

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

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 10 for further information regarding the license agreements.

Note 14. Quarterly Consolidated Financial Data (Unaudited)

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$5,882,865	$6,827,280	$7,207,803	$7,625,560
Net loss	$(5,865,941)	$(6,812,190)	$(7,194,584)	$(7,328,938)
Net loss per common share, basic and diluted	$(0.31)	$(0.36)	$(0.38)	$(0.38)

	2015
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$1,933,123	$2,084,804	$2,023,816	$3,154,533
Net loss	$(2,140,134)	$(2,129,394)	$(4,576,139)	$(3,364,912)
Net loss per common share, basic and diluted	$(0.19)	$(0.19)	$(0.41)	$(0.23)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2017.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2017

/s/ Constance Ames Constance Ames	Vice President, Finance (Principal Financial and Accounting Officer)	March 7, 2017

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 7, 2017

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 7, 2017

/s/ Mark Saad Mark Saad	Director	March 7, 2017

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
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

4.4

Warrant Agreement between Axsome Therapeutics, Inc. and Silicon Valley Bank, dated November 9, 2016 (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 10, 2016.)

4.5

Warrant Agreement between Axsome Therapeutics, Inc. and Life Sciences Loans, LLC, dated November 9, 2016 (Incorporated by reference, Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 10, 2016.)

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

10.8

Loan and Security Agreement, dated as of November 9, 2016, by and between Axsome Therapeutics, Inc., and Silicon Valley Bank (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2016.)

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