Form 10-Q
period 2017-03-31
Axsome Therapeutics, Inc.
filed 2017-05-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 23,605,201 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 3, 2017.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$45,019,627	$36,618,497
Prepaid and other current assets	1,179,124	1,380,560
Total current assets	46,198,751	37,999,057
Equipment, net	93,516	100,730
Other assets	119,291	112,821
Total assets	$46,411,558	$38,212,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,740,702	$4,081,173
Accrued expenses and other current liabilities	2,535,124	2,820,377
Loan payable, current portion	1,079,924	269,162
Total current liabilities	8,355,750	7,170,712
Loan payable, long-term	8,775,328	9,470,445
Total liabilities	17,131,078	16,641,157
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 23,543,667 and 19,158,417 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	2,354	1,916
Additional paid-in capital	84,914,616	69,210,986
Accumulated deficit	(55,636,490)	(47,641,451)
Total stockholders’ equity	29,280,480	21,571,451
Total liabilities and stockholders’ equity	$46,411,558	$38,212,608

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Operating expenses:
Research and development	$5,985,219	$4,526,252
General and administrative	1,686,814	1,356,613
Total operating expenses	7,672,033	5,882,865
Loss from operations	(7,672,033)	(5,882,865)
Interest and amortization of debt discount/premium (expense) income	(323,006)	16,924
Net loss	$(7,995,039)	$(5,865,941)
Net loss per common share, basic and diluted	$(0.41)	$(0.31)
Weighted average common shares outstanding, basic and diluted	19,537,897	19,149,417

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(7,995,039)	$(5,865,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	663,615	656,192
Amortization of debt discount	115,645	—
Depreciation	10,113	2,112
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	201,436	9,066
Other assets	(6,470)	(30,875)
Accounts payable	659,529	(61,941)
Accrued expenses	(285,253)	1,343,778
Net cash used in operating activities	(6,636,424)	(3,947,609)
Cash flows from investing activities
Purchases of equipment	(2,899)	(10,651)
Net cash used in investing activities	(2,899)	(10,651)
Cash flows from financing activities
Proceeds from issuance of common stock, net	14,790,021	—
Proceeds from exercise of options	201,163	—
Proceeds from exercise of warrants	49,269	—
Net cash provided by financing activities	15,040,453	—
Net increase (decrease) in cash	8,401,130	(3,958,260)
Cash at beginning of period	36,618,497	48,036,260
Cash at end of period	$45,019,627	$44,078,000

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, the Company had an accumulated deficit of $55.6 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings and through private placements of its convertible notes. The Company has not yet commercialized any of its product candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its product candidates, it may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

As of March 31, 2017, the Company had $45.0 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the first quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “AXSM”.

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

Foreign Currency Translation

Expenses denominated in foreign currency are translated into U.S. dollars at the exchange rate on the date the expense is incurred. Assets and liabilities of foreign operations are translated at period-end exchange rates. The effect of exchange rate fluctuations on translating foreign currency into U.S. dollars is included in the Statements of Operations and is not material to the Company’s financial statements.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this guidance effective March 31, 2017. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of the new guidance.

Note 3. Accrued Expenses

At March 31, 2017 and December 31, 2016 accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016

Research and development	$1,976,412	$1,693,748
Accrued compensation	159,174	539,290
Other	399,538	587,339
Total	$2,535,124	$2,820,377

Note 4. Loan and Security Agreement

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

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and has an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. Following the interest-only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may prepay all, but not less than all, of the Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The Term Loan is collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property is subject to a negative pledge.

Interest expense was $207,361 and amortization of the final payment was $86,159 for the three months ended March 31, 2017.

Long-term debt and unamortized debt discount balances are as follows:

March 31,
2017

Long-term debt	$10,000,000
Less debt discount, net of current portion	(113,561)
Long-term debt, net of debt discount	9,886,439
Less current portion of long-term debt	$(1,111,111)
Loan payable, long-term	$8,775,328
Current portion of long-term debt	1,111,111
Current portion of debt discount	(31,187)
Loan payable, current portion	$1,079,924

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

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $29,486 for the three months ended March 31, 2017.

Scheduled principal payments on outstanding debt, as of March 31, 2017, are as follows:

2017	$277,778
2018	3,333,333
2019	3,333,333
2020	3,055,556
Total	$10,000,000

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2017	2016

Basic and diluted net loss per common share:
Net loss	$(7,995,039)	$(5,865,941)
Weighted average common shares outstanding—basic and diluted	19,537,897	19,149,417
Net loss per common share—basic and diluted	$(0.41)	$(0.31)

The following potentially dilutive securities outstanding at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	March 31,
	2017	2016

Stock options	2,144,808	998,198
Warrants	299,797	272,468
Total	2,444,605	1,270,666

Note 6. Stockholders’ Equity

Capital Structure

On December 1, 2016, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which the Company refers to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in March 2017 utilizing the 2016 Shelf Registration Statement (see below). In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In March 2017, the Company completed an underwritten public offering, whereby it sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan were 3,069,765 at March 31, 2017.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2017:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2016	1,772,050	$5.74
Granted	457,515	4.93
Exercised	(42,538)	4.73
Forfeited	(42,219)	7.19
Outstanding at March 31, 2017	2,144,808	$5.55	8.6	$1,121,325
Vested and expected to vest at March 31, 2017	2,138,639	$5.57	8.6	$1,105,286
Exercisable at March 31, 2017	1,004,041	$4.21	8.0	$1,095,946

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The Company periodically remeasures the fair value of stock‑based awards issued to non‑employees and records the expense over the requisite service period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry.

The weighted average valuation date fair value of options granted was $3.19 per option for the three months ended March 31, 2017. No grants were made during the three months ended March 31, 2016. As of March 31, 2017, there was $4.4 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.0 years. These amounts do not include 6,169 options outstanding as of March 31, 2017, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three months ended March 31, 2017 and 2016 was allocated as follows:

	Three months ended March 31,
	2017	2016

Research and development	$139,953	$540,747
General and administrative	523,662	115,445
Total	$663,615	$656,192

Performance‑Based Awards

The Company issued no performance-based awards during the three months ended March 31, 2017 and 2016. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the three months ended March 31, 2017 and 2016, the Company recognized $25,109 and $484,612, respectively, as expense related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2017:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2016	337,696	$3.06
Exercised	(37,899)	1.30
Outstanding at March 31, 2017	299,797	$3.28

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the Securities and Exchange Commission on March 7, 2017.

Overview

We are a clinical stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes two late stage candidates, AXS-05 and AXS-02, which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and plan to initiate a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, in the second quarter of 2017. We are also conducting a Phase 3 trial with AXS-02 in complex regional pain syndrome, or CRPS, which we refer to as the CREATE-1 study, and a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We are also developing AXS-02 for the treatment of chronic low back pain, or CLBP, associated with Modic changes, or MCs.

In May 2017, we received Fast Track designation from the U.S. Food and Drug Administration, or the FDA, for AXS-05 for the treatment of agitation in patients with AD.

In February 2017, we received Fast Track designation from the FDA, for AXS-05 for the treatment of TRD.

In February 2017, we received Investigational New Drug Application, or IND, clearance from the FDA to proceed with a Phase 3 trial of AXS-02 in the treatment of CLBP associated with MCs. The start of this trial is planned following readouts from our CREATE-1 and STRIDE-1 studies.

In January 2017, we received IND clearance from the FDA to proceed with a Phase 2/3 trial for AXS-05 in the treatment of agitation in patients with AD.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, and engaging in other discovery and preclinical activities. Prior to our initial public offering, or IPO, in November 2015, we financed our operations primarily through private placements of our convertible notes.

In March 2017, we completed an underwritten public offering, in which we sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $8.0 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. Our accumulated deficit as of March 31, 2017 was $55.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016

AXS-02	$2,724,910	$2,169,030
AXS-05	2,605,763	1,097,596
AXS-06	113,543	139,894
Other research and development	401,050	578,985
Stock-based compensation	139,953	540,747
Total research and development expenses	$5,985,219	$4,526,252

Other research and development expenses primarily consist of employee salaries and benefits, and facilities and overhead costs.

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

Interest and amortization of debt discount/premium (expense) income

Interest and amortization of debt discount/premium (expense) income primarily consists of cash interest and non‑cash costs related to our term loan with SVB, which was entered into in November 2016. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount/premium (expense) income also includes interest income earned on cash.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended
	March 31,
	2017	2016

Operating expenses:
Research and development	$5,985,219	$4,526,252
General and administrative	1,686,814	1,356,613
Total operating expenses	7,672,033	5,882,865
Loss from operations	(7,672,033)	(5,882,865)
Interest and amortization of debt discount/premium (expense) income	(323,006)	16,924
Net loss	$(7,995,039)	$(5,865,941)

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses.  Our research and development expenses for the three months ended March 31, 2017 were $6.0 million, compared to $4.5 million for the three months ended March 31, 2016, an increase of $1.5 million. The increase was primarily due to the conduct of our CREATE-1, STRIDE-1, and COAST-1 studies as well as manufacturing costs associated with our product candidates.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2017 were $1.7 million, compared to $1.4 million for three months ended March 31, 2016, an increase of $0.3 million. The increase was primarily related to stock compensation expense.

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the three months ended March 31, 2017 was $0.3 million of expense, compared to income of approximately $17,000 for the three months ended March 31, 2016, an increase in expense of approximately $0.3 million. In 2017, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

Liquidity and Capital Resources

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement.

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. We completed an offering of common stock in March 2017 utilizing the 2016 Shelf Registration Statement (see below). In the future, we may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In March 2017, we completed an underwritten public offering, in which we sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

At March 31, 2017, we had cash of $45.0 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the first quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three months ended March 31,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(6,636,424)	$(3,947,609)
Investing activities	(2,899)	(10,651)
Financing activities	15,040,453	—
Net increase (decrease) in cash	$8,401,130	$(3,958,260)

Operating Activities.  Net cash used in operating activities for the three months ended March 31, 2017 was $6.6 million as compared to $3.9 million for the three months ended March 31, 2016. The increase of $2.7 million in net cash used was primarily related to an increase in expenditures for our clinical programs, including our CREATE-1, STRIDE-1, and COAST-1 studies, manufacturing costs for our product candidates, and interest related to our term loan with SVB.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2017 and 2016.

Financing Activities.  Cash provided by financing activities was $15.0 million for the three months ended March 31, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.3 million from the exercise of options and warrants. No cash was provided by financing activities for the three months ended March 31, 2016.

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

We allocated the proceeds of $10.0 million based on the relative fair values of the debt instrument and the warrant instrument. The relative fair value of the warrants of approximately $0.3 million at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this guidance effective March 31, 2017. The adoption of the guidance did not have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the potential impact of the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $45.0 million and $36.6 million as of March 31, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2017 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2017.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $8.0 million and $27.2 million for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $55.6 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•    conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with complex regional pain syndrome, or CRPS;

•    conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;

•    conduct our Phase 3 clinical trials with AXS‑05 for the treatment of treatment resistant depression, or TRD;

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

•    develop additional product candidates, including AXS‑06; and

•    in‑license other product candidates.

We believe that with our available cash as of March 31, 2017, we will have sufficient funds to meet our anticipated operating cash requirements into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

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

•    the rate of progress and costs related to our Phase 3 development of AXS-02 and AXS-05;

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

Additionally, we may be required to repay the outstanding indebtedness under the SVB Loan if an event of default occurs under the SVB Loan. Under the SVB Loan, an event of default will occur if, among other things, we fail to make payments under the SVB Loan; we breach any of our covenants under the SVB Loan, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit SVB to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. SVB could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. Our management has broad discretion in the application of the proceeds from the SVB Loan, subject to the covenants and limitations described in the SVB Loan.

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

•    the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings, is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on AXS‑02, AXS‑05, or any other of our current or future product candidates that we may develop, license, or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patentability of claims in pending patent applications covering AXS‑02, AXS‑05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third‑party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post‑grant proceedings such as post‑grant review, reexamination, and inter‑partes review proceedings. For example, in December 2016, a petition for post-grant-review of U.S. Patent No. 9,283,239 (“the ‘239 patent”) was filed at the USPTO by Grunenthal GmbH. In addition, in May 2017, a petition for post-grant-review of U.S. Patent No. 9,408,862 (“the ‘862 patent”) was filed at the USPTO by Grunenthal GmbH. The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 patent contains claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain. The ‘862 patent is one of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate a proceeding to review the validity of the ‘239 and the ‘862 patents. We intend to respond to and oppose these petitions, after which the PTAB is expected to render a decision as to whether it will initiate these proceedings. If the PTAB decides to initiate the proceedings, any patent claim the PTAB determines to be unpatentable would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the ‘239 patent or on the ‘862 patent, or what the outcomes of the proceedings would be if either is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patents are unpatentable. Additionally we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged.

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

As of May 3, 2017, we had only 19 full‑time employees and 6 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We will incur substantial accounting expense and expend significant management efforts to comply with internal control over financial reporting requirements. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

As of May 3, 2017, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 57% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 3, 2017, we have outstanding 23,605,201 shares of common stock. Of these shares, 15,524,918 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of 5,257,843 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our initial public offering and our recently completed public offering, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including our initial public offering and our recently completed public offering, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our initial public offering and our recently completed public offering, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our initial public offering and our recently completed public offering, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from those capital raises, including our initial public offering and recently completed public offering. Pending their use, we may invest the net proceeds from our capital raises, including our initial public offering and our recently completed public offering, in short‑term, investment‑grade, interest‑bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in November 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and

(2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $37.0 million. Our net operating loss carryforwards will begin expiring in 2033 if we have not used them prior to that time. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three‑year period. The completion of our initial public offering, together with our recently completed public offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

As of March 31, 2017, we have used approximately $25.4 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

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

AXSOME THERAPEUTICS, INC.

Date: May 9, 2017	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By	/s/ Constance Ames
Constance Ames Vice President, Finance (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.