Form 10-Q
period 2017-06-30
Axsome Therapeutics, Inc.
filed 2017-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 23,610,967 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 4, 2017.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$37,994,449	$36,618,497
Prepaid and other current assets	842,597	1,380,560
Total current assets	38,837,046	37,999,057
Equipment, net	86,524	100,730
Other assets	119,291	112,821
Total assets	$39,042,861	$38,212,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,038,645	$4,081,173
Accrued expenses and other current liabilities	2,276,750	2,820,377
Loan payable, current portion	1,895,795	269,162
Total current liabilities	8,211,190	7,170,712
Loan payable, long-term	8,077,063	9,470,445
Total liabilities	16,288,253	16,641,157
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 23,608,084 and 19,158,417 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	2,361	1,916
Additional paid-in capital	85,473,053	69,210,986
Accumulated deficit	(62,720,806)	(47,641,451)
Total stockholders’ equity	22,754,608	21,571,451
Total liabilities and stockholders’ equity	$39,042,861	$38,212,608

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$5,007,361	$5,298,060	$10,992,580	$9,824,312
General and administrative	1,743,377	1,529,220	3,430,191	2,885,833
Total operating expenses	6,750,738	6,827,280	14,422,771	12,710,145
Loss from operations	(6,750,738)	(6,827,280)	(14,422,771)	(12,710,145)
Interest and amortization of debt discount/premium (expense) income	(333,578)	15,090	(656,584)	32,014
Net loss	$(7,084,316)	$(6,812,190)	$(15,079,355)	$(12,678,131)
Net loss per common share, basic and diluted	$(0.30)	$(0.36)	$(0.70)	$(0.66)
Weighted average common shares outstanding, basic and diluted	23,595,702	19,149,417	21,578,011	19,149,417

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(15,079,355)	$(12,678,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,147,246	1,138,225
Amortization of debt discount	233,251	—
Depreciation	20,500	5,115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	537,963	(168,255)
Other assets	(6,470)	(30,875)
Accounts payable	(42,528)	1,142,675
Accrued expenses and other current liabilities	(543,627)	1,328,988
Net cash used in operating activities	(13,733,020)	(9,262,258)
Cash flows from investing activities
Purchases of equipment	(6,294)	(22,252)
Net cash used in investing activities	(6,294)	(22,252)
Cash flows from financing activities
Proceeds from issuance of common stock, net	14,781,092	—
Proceeds from exercise of options	219,905	—
Proceeds from exercise of warrants	114,269	—
Net cash provided by financing activities	15,115,266	—
Net increase (decrease) in cash	1,375,952	(9,284,510)
Cash at beginning of period	36,618,497	48,036,260
Cash at end of period	$37,994,449	$38,751,750

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical-stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s product candidate portfolio includes three clinical‑stage candidates, AXS‑05, AXS‑02, and AXS-06, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, the Company had an accumulated deficit of $62.7 million.

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

As of June 30, 2017, the Company had $38.0 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the first quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the six months ended June 30, 2017 and 2016.

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

Note 3. Accrued Expenses and Other Current Liabilities

At June 30, 2017 and December 31, 2016 accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2017	2016

Research and development	$1,703,841	$1,693,748
Accrued compensation	288,354	539,290
Other	284,555	587,339
Total	$2,276,750	$2,820,377

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

Interest expense was $423,333 and amortization of the final payment was $173,276 for the six months ended June 30, 2017.

Long-term debt and unamortized debt discount balances are as follows:

June 30,
2017

Long-term debt	$10,000,000
Less debt discount, net of current portion	21,507
Long-term debt, net of debt discount	10,021,507
Less current portion of long-term debt	$(1,944,444)
Loan payable, long-term	$8,077,063
Current portion of long-term debt	1,944,444
Current portion of debt discount	(48,649)
Loan payable, current portion	$1,895,795

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

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $59,975 for the six months ended June 30, 2017.

Scheduled principal payments on outstanding debt, as of June 30, 2017, are as follows:

2017	$277,778
2018	3,333,333
2019	3,333,333
2020	3,055,556
Total	$10,000,000

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Basic and diluted net loss per common share:
Net loss	$(7,084,316)	$(6,812,190)	$(15,079,355)	$(12,678,131)
Weighted average common shares outstanding—basic and diluted	23,595,702	19,149,417	21,578,011	19,149,417
Net loss per common share—basic and diluted	$(0.30)	$(0.36)	$(0.70)	$(0.66)

The following potentially dilutive securities outstanding at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	June 30,
	2017	2016

Stock options	2,169,540	1,760,570
Warrants	249,797	272,468
Total	2,419,337	2,033,038

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan were 3,030,616 at June 30, 2017.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2017:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2016	1,772,050	$5.74
Granted	515,073	4.83
Exercised	(56,955)	3.86
Forfeited	(44,560)	7.05
Expired	(16,068)	8.35
Outstanding at June 30, 2017	2,169,540	$5.52	8.4	$2,289,662
Vested and expected to vest at June 30, 2017	2,163,371	$5.54	8.4	$2,263,752
Exercisable at June 30, 2017	1,095,905	$4.41	7.8	$1,994,814

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

The weighted average valuation date fair value of options granted was $2.99 and $5.20 per option for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $4.2 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.8 years. These amounts do not include 6,169 options outstanding as of June 30, 2017, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and six months ended June 30, 2017 and 2016 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Research and development	$140,802	$227,194	$280,755	$767,941
General and administrative	342,829	254,839	866,491	370,284
Total	$483,631	$482,033	$1,147,246	$1,138,225

Performance‑Based Awards

The Company issued no performance-based awards during the six months ended June 30, 2017 and 2016. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the six months ended June 30, 2017 and 2016, the Company recognized $45,286 and $534,723, respectively, as expense related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2017:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2016	337,696	$3.06
Exercised	(87,899)	1.30
Outstanding at June 30, 2017	249,797	$3.68

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes three clinical-stage candidates, AXS-05, AXS-02, and AXS-06, which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, which we refer to as the ADVANCE-1 study. We are also conducting a Phase 3 trial with AXS-02 in complex regional pain syndrome, or CRPS, which we refer to as the CREATE-1 study, and a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We are also developing AXS-02 for the treatment of chronic low back pain, or CLBP, associated with Modic changes, or MCs. We are developing AXS-06 for the relief of the signs and symptoms of OA and rheumatoid arthritis, or RA, and the reduction in the risk of developing upper gastrointestinal ulcers in patients at risk of developing nonsteroidal anti-inflammatory drug, or NSAID, associated upper gastrointestinal ulcers.

In July 2017, we announced that AXS-06 met the primary endpoint in a recently completed Phase 1 clinical trial. We also received in July 2017, from the FDA, Pre-Investigational New Drug Application, or Pre-IND, written guidance on a proposed clinical developmental program for AXS-06 for the relief of the signs and symptoms of OA and RA, and the reduction in the risk of developing upper gastrointestinal ulcers in patients at risk of developing NSAID associated upper gastrointestinal ulcers.

Also in July 2017, we enrolled the first patient in our ADVANCE-1 (Addressing Dementia Via Agitation-Centered Evaluation 1) study, a Phase 2/3 trial evaluating the efficacy and safety of AXS-05 for the treatment of AD agitation.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $15.1 million and $12.7 million for the six months ended June 30, 2017 and 2016, respectively. Our accumulated deficit as of June 30, 2017 was $62.7 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, AXS-06, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

AXS-02	$1,899,221	$2,048,068	$4,624,131	$4,217,099
AXS-05	2,077,969	2,272,224	4,683,732	3,369,820
AXS-06	296,454	64,615	409,997	204,509
Other research and development	592,915	685,959	993,965	1,264,943
Stock-based compensation	140,802	227,194	280,755	767,941
Total research and development expenses	$5,007,361	$5,298,060	$10,992,580	$9,824,312

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$5,007,361	$5,298,060	$10,992,580	$9,824,312
General and administrative	1,743,377	1,529,220	3,430,191	2,885,833
Total operating expenses	6,750,738	6,827,280	14,422,771	12,710,145
Loss from operations	(6,750,738)	(6,827,280)	(14,422,771)	(12,710,145)
Interest and amortization of debt discount/premium (expense) income	(333,578)	15,090	(656,584)	32,014
Net loss	$(7,084,316)	$(6,812,190)	$(15,079,355)	$(12,678,131)

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses.  Our research and development expenses for the three months ended June 30, 2017 were $5.0 million, compared to $5.3 million for the three months ended June 30, 2016, a decrease of $0.3 million. The decrease was primarily due to a reduction in the costs of our previously initiated clinical trials, which was partially offset by the initiation of our ADVANCE-1 study and the conduct of the AXS-06 Phase 1 trial.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended June 30, 2017 were $1.7 million, compared to $1.5 million for three months ended June 30, 2016, an increase of $0.2 million. The increase was primarily due to higher intellectual property and stock compensation expenses.

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the three months ended June 30, 2017 was $0.3 million of expense, compared to income of approximately $15,000 for the three months ended June 30, 2016, an increase in expense of approximately $0.3 million. In 2017, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses.  Our research and development expenses for the six months ended June 30, 2017 were $11.0 million, compared to $9.8 million for the six months ended June 30, 2016, an increase of $1.2 million. The increase was primarily due to the initation of our ADVANCE-1 study, the conduct of the AXS-06 Phase 1 trial, as well as manufacturing costs associated with our product candidates. These increased costs were partially offset by a decrease in stock compensation expense.

General and Administrative Expenses.  Our general and administrative expenses for the six months ended June 30, 2017 were $3.4 million, compared to $2.9 million for the six months ended June 30, 2016, an increase of $0.5 million. The increase was primarily related to stock compensation expense.

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the six months ended June 30, 2017 was $0.7 million of expense, compared to income of $32,000 for the six months ended June 30, 2016, an increase in expense of approximately $0.7 million. In

2017, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

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

At June 30, 2017, we had cash of $38.0 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the first quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(13,733,020)	$(9,262,258)
Investing activities	(6,294)	(22,252)
Financing activities	15,115,266	—
Net increase (decrease) in cash	$1,375,952	$(9,284,510)

Operating Activities.  Net cash used in operating activities for the six months ended June 30, 2017 was $13.7 million as compared to $9.3 million for the six months ended June 30, 2016. The increase of $4.4 million in net cash used was primarily related to an increase in expenditures for manufacturing costs for our product candidates, the initiation of our ADVANCE-1 study, personnel costs, the conduct of the AXS-06 Phase 1 trial, and interest related to our term loan with SVB.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2017 and 2016.

Financing Activities.  Cash provided by financing activities was $15.1 million for the six months ended June 30, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.3 million from the exercise of options and warrants. No cash was provided by financing activities for the six months ended June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $38.0 million and $36.6 million as of June 30, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2017 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting. There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $15.1 million and $27.2 million for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $62.7 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop AXS‑02, AXS‑05, and our other current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AXS‑02, AXS‑05, and our other current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

•    conduct our Phase 3 clinical trials with AXS‑05 for the treatment of Alzheimer’s disease, or AD, agitation;

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

•    conduct clinical studies with any additional product candidates;

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

•    develop additional product candidates; and

•    in‑license other product candidates.

We believe that with our available cash as of June 30, 2017, we will have sufficient funds to meet our anticipated operating cash requirements into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our lead product candidates, AXS‑02 and AXS‑05, will require additional clinical and non‑clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs in March 2016 and for the treatment of pain in patients with CRPS in July 2015. Further, we initiated our Phase 3 clinical trial with AXS‑05 for the treatment of TRD in March 2016 and for the treatment of AD agitation in July 2017. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials. Two of our Phase 1 trials with AXS‑05 were conducted with two tablets, one tablet consisting of dextromethorphan, or DM, and one tablet consisting of bupropion. Our third Phase 1 trial with AXS-05 was conducted with one tablet containing both DM and bupropion. We are also conducting our Phase 3 clinical trial using one tablet containing both DM and bupropion. This change in formulation may result in a pharmacokinetic profile that is different from those observed in our completed Phase 1 trials. As a result, the FDA may request additional clinical trials, analyses, reports, data, or preclinical trials and attendant costs and delays.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that AXS‑02, AXS‑05, or any other of our current or future product candidates will be successful in clinical trials or receive regulatory approval. In addition, AXS‑02 has only completed one Phase 1 clinical trial. Furthermore, our product candidate AXS‑06 is only in the early stages of product development and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We plan to conduct an interim analysis for our ongoing Phase 3 trials of AXS-02 for the treatment of CRPS and for the treatment of the pain of knee OA associated with BMLs, as well as for our ongoing Phase 2/3 trial of AXS-05 for the treatment of AD agitation, and may elect to conduct interim analyses for other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility. Further, our product candidates, including AXS‑02 and AXS‑05, may not receive regulatory approval even if they are successful in clinical trials.

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

As we continue to develop our other product candidates, we expect to face similar risks related to our ability to develop, obtain regulatory approval for, and successfully commercialize such product candidates as we face with AXS‑02 and AXS‑05.

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

We have received a Fast Track product designation for AXS‑02 for both the treatment of pain associated with CRPS as well as for the treatment of the pain of knee OA associated with BMLs, and for AXS-05 for both the treatment of TRD as well as for the treatment of agitation associated with AD, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

In addition, the patentability of claims in pending patent applications covering AXS‑02, AXS‑05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third‑party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post‑grant proceedings such as post‑grant review, reexamination, and inter‑partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239 (“the ‘239 patent”) was filed at the USPTO by Grunenthal GmbH (Grunenthal). In addition, in May 2017, a petition for post-grant review of U.S. Patent No. 9,408,862 (“the ‘862 patent”) was filed at the USPTO by Grunenthal. The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 patent contains claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain. The ‘862 patent is one of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate a proceeding to review the validity of the ‘239 and the ‘862 patents.

In April 2017, we responded to and opposed Grunenthal’s petition for post-grant review of the ‘239 patent. In July 2017, the PTAB issued a decision in which it refused to institute a post-grant-review of the ‘239 patent on the grounds of novelty, obviousness, or enablement. The PTAB ruled that Grunenthal had not established that it is more likely than not that the stated prior art would have rendered the claims of the ‘239 patent obvious or not novel, and that Grunenthal had failed to demonstrate that it is more likely than not that the claims are unpatentable for lack of enablement. However a post-grant review was instituted on the ground of written description. The PTAB further ordered that the post-grant review for the ‘239 patent be limited to written description and that no other grounds of unpatentability are authorized for post-grant review. We cannot predict what the outcomes of the proceedings for the ‘239 patent will be. We also intend to respond to and oppose the petition for the ‘862 patent, after which the PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the ‘862 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. Additionally we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

As of August 4, 2017, we had only 21 full‑time employees and 6 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of August 4, 2017, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 55% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 4, 2017, we have outstanding 23,610,967 shares of common stock. Of these shares, 15,556,468 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

As of June 30, 2017, we have used approximately $32.5 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

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

AXSOME THERAPEUTICS, INC.

Date: August 9, 2017	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By	/s/ John Golubieski
John Golubieski Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	John Golubieski Offer Letter, dated July 5, 2017.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.