Form 10-Q
period 2017-09-30
Axsome Therapeutics, Inc.
filed 2017-11-08
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 23,671,301 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 3, 2017.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$31,673,383	$36,618,497
Prepaid and other current assets	746,094	1,380,560
Total current assets	32,419,477	37,999,057
Equipment, net	79,344	100,730
Other assets	119,291	112,821
Total assets	$32,618,112	$38,212,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,942,999	$4,081,173
Accrued expenses and other current liabilities	2,743,575	2,820,377
Loan payable, current portion	2,717,042	269,162
Total current liabilities	8,403,616	7,170,712
Loan payable, long-term	7,375,439	9,470,445
Total liabilities	15,779,055	16,641,157
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 23,665,532 and 19,158,417 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	2,367	1,916
Additional paid-in capital	85,991,032	69,210,986
Accumulated deficit	(69,154,342)	(47,641,451)
Total stockholders’ equity	16,839,057	21,571,451
Total liabilities and stockholders’ equity	$32,618,112	$38,212,608

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$4,471,126	$5,568,777	$15,463,706	$15,393,089
General and administrative	1,826,290	1,639,026	5,256,481	4,524,859
Total operating expenses	6,297,416	7,207,803	20,720,187	19,917,948
Loss from operations	(6,297,416)	(7,207,803)	(20,720,187)	(19,917,948)
Interest and amortization of debt discount/premium (expense) income	(343,234)	13,219	(999,818)	45,233
Tax credit	207,114	—	207,114	—
Net loss	$(6,433,536)	$(7,194,584)	$(21,512,891)	$(19,872,715)
Net loss per common share, basic and diluted	$(0.27)	$(0.38)	$(0.97)	$(1.04)
Weighted average common shares outstanding, basic and diluted	23,634,040	19,149,906	22,270,885	19,149,579

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(21,512,891)	$(19,872,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,535,291	1,596,693
Amortization of debt discount	352,874	—
Depreciation	31,283	10,733
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	634,466	129,519
Other assets	(6,470)	(32,500)
Accounts payable	(1,138,174)	1,975,221
Accrued expenses and other current liabilities	(76,801)	2,128,420
Net cash used in operating activities	(20,180,422)	(14,064,629)
Cash flows from investing activities
Purchases of equipment	(9,897)	(98,506)
Net cash used in investing activities	(9,897)	(98,506)
Cash flows from financing activities
Proceeds from issuance of common stock, net	14,781,092	—
Proceeds from exercise of options	309,219	14,679
Proceeds from exercise of warrants	154,894	—
Net cash provided by financing activities	15,245,205	14,679
Net (decrease) in cash	(4,945,114)	(14,148,456)
Cash at beginning of period	36,618,497	48,036,260
Cash at end of period	$31,673,383	$33,887,804

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, the Company had an accumulated deficit of $69.2 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings. The Company has not yet commercialized any of its product candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its product candidates, it may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

As of September 30, 2017, the Company had $31.7 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the first quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the nine months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this guidance effective March 31, 2017. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the potential impact of the new guidance.

Note 3. Accrued Expenses and Other Current Liabilities

At September 30, 2017 and December 31, 2016 accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2017	2016

Research and development	$1,733,995	$1,693,748
Accrued compensation	537,037	539,290
Other	472,543	587,339
Total	$2,743,575	$2,820,377

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

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and has an interest-only payment period until December 1, 2017, which may be extended to May 2018 upon the drawing of the second tranche. Following the interest-only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

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

Interest expense was $646,944 and amortization of the final payment was $261,350 for the nine months ended September 30, 2017.

Long-term debt and unamortized debt discount balances are as follows:

September 30,
2017

Long-term debt	$10,000,000
Less debt discount, net of current portion	153,217
Long-term debt, net of debt discount	10,153,217
Less current portion of long-term debt	$(2,777,778)
Loan payable, long-term	$7,375,439
Current portion of long-term debt	2,777,778
Current portion of debt discount	(60,736)
Loan payable, current portion	$2,717,042

In connection with the Term Loan, SVB and Life Science Loans, LLC (the “Lenders”) received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable until November 8, 2023. The Lenders will receive additional warrants in connection with the second and third term tranches, if and when advanced by the Lenders.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $91,524 for the nine months ended September 30, 2017.

Scheduled principal payments on outstanding debt, as of September 30, 2017, are as follows:

2017	$277,778
2018	3,333,333
2019	3,333,333
2020	3,055,556
Total	$10,000,000

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Basic and diluted net loss per common share:
Net loss	$(6,433,536)	$(7,194,584)	$(21,512,891)	$(19,872,715)
Weighted average common shares outstanding—basic and diluted	23,634,040	19,149,906	22,270,885	19,149,579
Net loss per common share—basic and diluted	$(0.27)	$(0.38)	$(0.97)	$(1.04)

The following potentially dilutive securities outstanding at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	September 30,
	2017	2016

Stock options	2,341,995	1,776,856
Warrants	218,547	272,468
Total	2,560,542	2,049,324

Note 6. Stockholders’ Equity

Capital Structure

On December 1, 2016, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which the Company refers to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in March 2017 and entered into an agreement to sell up to $30 million in shares of its common stock from time to time utilizing the 2016 Shelf Registration Statement (see below).

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

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. No sales were made under the Sales Agreement as of November 8, 2017.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan were 2,831,963 at September 30, 2017.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2017:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2016	1,772,050	$5.74
Granted	768,573	5.05
Exercised	(83,153)	3.72
Forfeited	(99,407)	6.67
Expired	(16,068)	8.35
Outstanding at September 30, 2017	2,341,995	$5.52	8.4	$2,346,070
Vested and expected to vest at September 30, 2017	2,335,826	$5.54	8.4	$2,319,852
Exercisable at September 30, 2017	1,176,892	$4.62	7.6	$2,011,795

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

The weighted average valuation date fair value of options granted was $3.21 and $5.14 per option for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $4.5 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.9 years. These amounts do not include 6,169 options outstanding as of September 30, 2017, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Research and development	$127,322	$174,287	$408,077	$942,228
General and administrative	260,723	284,181	1,127,214	654,465
Total	$388,045	$458,468	$1,535,291	$1,596,693

Performance‑Based Awards

The Company issued no performance-based awards during the nine months ended September 30, 2017 and 2016. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the nine months ended September 30, 2017 and 2016, the Company recognized $23,694 and $573,708, respectively, as expense related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2017:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2016	337,696	$3.06
Exercised	(119,149)	1.30
Outstanding at September 30, 2017	218,547	$4.02

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the Securities and Exchange Commission, or SEC, on March 7, 2017.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes three clinical-stage candidates, AXS-05, AXS-02, and AXS-06, which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation in patients with Alzheimer’s disease, or AD, which we refer to as the ADVANCE-1 study. We are also conducting a Phase 3 trial with AXS-02 in complex regional pain syndrome, or CRPS, which we refer to as the CREATE-1 study, and a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS‑02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. We have completed a Phase 1 trial of AXS-06. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS‑05 is an innovative fixed‑dose combination of dextromethorphan, or DM, and bupropion. We are developing AXS‑05 initially for the treatment of the following two conditions: TRD and agitation in patients with AD. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors, providing the potential for an additive or synergistic effect. We intend to seek U.S. Food and Drug Administration, or FDA, approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

Our second product candidate, AXS‑02 (disodium zoledronate tetrahydrate), is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are initially developing AXS‑02 for the treatment of pain in the following three conditions: CRPS; knee OA associated with BMLs; and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We have successfully completed a Phase 1 trial of AXS‑02 to characterize the pharmacokinetics of zoledronic acid and its effects on markers of bone resorption after oral administration of AXS‑02. The results of our Phase 1 trial demonstrated that oral administration of AXS‑02 tablets resulted in rapid absorption of zoledronic acid, which is the active molecule in AXS‑02 and the free acid form of disodium zoledronate tetrahydrate, and substantial suppression of bone resorption markers, which are proteins indicative of bone tissue breakdown. We intend to seek FDA approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway. AXS‑02 has been granted Orphan Drug Designation by the FDA and Orphan Medicinal Product Designation by the European Medicines Agency, or EMA, for the treatment of CRPS.

Our third product candidate, AXS 06, is a novel, oral, non-opioid, fixed-dose combination of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-06 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while maintaining durability of action. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial’s primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS 06 utilizing the 505(b)(2) regulatory development pathway.

Recent Developments

In October 2017, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. We are not required to sell shares under the Sales Agreement and any sales of shares will be made pursuant to the 2016 Shelf Registration Statement (as described below). No sales were made under the Sales Agreement through November 8, 2017.

In September 2017, we announced that the interim efficacy analysis of the CREATE-1 trial is expected year-end 2017. The interim analysis for CREATE-1 will be performed by an independent data monitoring committee, or IDMC. The IDMC will also perform the planned interim analysis of the Phase 3 COAST-1 trial of AXS-02 in knee osteoarthritis (OA) associated with bone marrow lesions (BMLs). The IDMC will analyze both CREATE-1 and COAST-1 trials at the same committee meeting and the results of these analyses are expected late December 2017 to early January 2018.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $21.5 million and $19.9 million for the nine months ended September 30, 2017 and 2016, respectively. Our accumulated deficit as of September 30, 2017 was $69.2 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, AXS-06, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

AXS-02	$1,260,775	$2,473,888	$5,884,906	$6,690,987
AXS-05	2,378,716	2,552,026	7,062,448	5,921,846
AXS-06	68,087	19,524	478,085	224,033
Other research and development	636,226	349,052	1,630,190	1,613,995
Stock-based compensation	127,322	174,287	408,077	942,228
Total research and development expenses	$4,471,126	$5,568,777	$15,463,706	$15,393,089

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

Tax Credit

The tax credit represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to research and development expenses incurred during calendar year 2016 for our product candidates.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K filed with the SEC on March 7, 2017.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$4,471,126	$5,568,777	$15,463,706	$15,393,089
General and administrative	1,826,290	1,639,026	5,256,481	4,524,859
Total operating expenses	6,297,416	7,207,803	20,720,187	19,917,948
Loss from operations	(6,297,416)	(7,207,803)	(20,720,187)	(19,917,948)
Interest and amortization of debt discount/premium (expense) income	(343,234)	13,219	(999,818)	45,233
Tax credit	207,114	—	207,114	—
Net loss	$(6,433,536)	$(7,194,584)	$(21,512,891)	$(19,872,715)

Comparison of the Three Months Ended September 30, 2017 and 2016

Research and Development Expenses.  Our research and development expenses for the three months ended September 30, 2017 were $4.5 million, compared to $5.6 million for the three months ended September 30, 2016, a decrease of $1.1 million. The decrease was primarily due to a reduction in the costs of our previously initiated clinical trials, which was partially offset by the initiation of our ADVANCE-1 study, pre-clinical costs for AXS-06, and manufacturing costs associated with our product candidates.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended September 30, 2017 were $1.8 million, compared to $1.6 million for the three months ended September 30, 2016, an increase of $0.2 million. The increase was primarily due to higher intellectual property expenses.

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the three months ended September 30, 2017 was $0.3 million of expense, compared to income of approximately $13,000 for the three months ended September 30, 2016, an increase in expense of approximately $0.3 million. In 2017, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

Tax Credit.  Tax credit income for the three months ended September 30, 2017 was $0.2 million and represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2016 research and development expenses incurred for our product candidates.  No tax credit was received for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses.  Our research and development expenses for the nine months ended September 30, 2017 were $15.5 million, compared to $15.4 million for the nine months ended September 30, 2016, an increase of $0.1 million. The increase was primarily due to the initiation of our ADVANCE-1 study, the conduct of the AXS-06 Phase 1 trial, as well as manufacturing costs associated with our product candidates. These increased costs were partially offset by a decrease in costs of our previously initiated clinical trials and stock compensation expense.

General and Administrative Expenses.  Our general and administrative expenses for the nine months ended September 30, 2017 were $5.3 million, compared to $4.5 million for the nine months ended September 30, 2016, an increase of $0.8 million. The increase was primarily due to higher intellectual property expenses and stock compensation expense.

Interest and Amortization of Debt Discount/Premium (Expense) Income.  Interest and amortization of debt discount/premium (expense) income for the nine months ended September 30, 2017 was $1.0 million of expense, compared to income of $45,000 for the nine months ended September 30, 2016, an increase in expense of approximately $1.0 million. In 2017, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

 Tax Credit.  Tax credit income for the nine months ended September 30, 2017 was $0.2 million and represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2016 research and development expenses for our product candidates.  No tax credit was received for the nine months ended September 30, 2016.

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

In October 2017, we entered into the Sales Agreement with Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings.  Leerink is entitled to receive commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. We are not required to sell shares under the Sales Agreement and any sales of shares will be made pursuant to the shelf registration filed with the SEC. No sales were made under the Sales Agreement through November 8, 2017.

At September 30, 2017, we had cash of $31.7 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the first quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(20,180,422)	$(14,064,629)
Investing activities	(9,897)	(98,506)
Financing activities	15,245,205	14,679
Net increase (decrease) in cash	$(4,945,114)	$(14,148,456)

Operating Activities.  Net cash used in operating activities for the nine months ended September 30, 2017 was $20.2 million as compared to $14.1 million for the nine months ended September 30, 2016. The increase of $6.1 million in net cash used was primarily related to a reduction in accounts payable and accrued expenses, and  an increase in expenditures, driven by manufacturing costs for our product candidates, the initiation of our ADVANCE-1 study, personnel costs, the conduct of the AXS-06 Phase 1 trial, interest related to our term loan with SVB, which were partially offset by a decrease in costs of our previously initiated clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2017 and 2016.

Financing Activities.  Cash provided by financing activities was $15.2 million for the nine months ended September 30, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.4 million from the exercise of options and warrants. Cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2016 .

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

In connection with the loan, SVB and Life Science Loans, LLC, collectively referred to as the lenders, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which are exercisable until November 8, 2023. The lenders will receive additional warrants in connection with the second and third tranches, if and when advanced by the lenders.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this guidance effective March 31, 2017. The adoption of the guidance did not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the potential impact of the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $31.7 million and $36.6 million as of September 30, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2017 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2017.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS‑02 and AXS‑05, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $21.5 million and $27.2 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $69.2 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates is, and will be, a very time‑consuming, expensive, and uncertain process that takes years to complete. We will need to raise additional capital to:

•    fund our future clinical trials for our current product candidates, especially if we encounter any unforeseen delays or difficulties in our planned development activities;

•    fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of our current and future product candidates, if approved by the FDA or other comparable foreign regulatory authorities;

•    qualify and outsource the commercial‑scale manufacturing of our products under current good manufacturing practices, or cGMP;

•    develop additional product candidates; and

•    in‑license other product candidates.

We believe that with our available cash as of September 30, 2017, we will have sufficient funds to meet our anticipated operating cash requirements into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if AXS‑02 or AXS‑05 is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to AXS‑02 and AXS‑05. Our future funding requirements will depend on many factors, including, but not limited to:

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

•    the success of the commercialization of any of our current or future product candidates.

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

The loan advances mature on November 1, 2020 and have an interest‑only monthly payment period until December 1, 2017, which may be extended to May 2018 upon our receipt of the second term advance. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate of 4.50% above the prime rate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

The FDA may determine that any of our current or future product candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization.

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

The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by any of our current or future product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post‑marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of any of our current or future product candidates.

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

As product candidates are developed through preclinical studies to late‑stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, our initial studies in AXS‑05 were completed with two separate tablets containing DM and bupropion. Our Phase 3 studies, however, are being conducted using a single tablet containing both active ingredients. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

Orphan Drug Designation, however, may be lost if the indication for which we develop AXS‑02 or the indications for which we develop any of our future product candidates do not meet the orphan drug criteria. Moreover, following product approval, orphan drug exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan drug exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

•    our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

•    the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any of our current or future product candidates;

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

Although our current plan is to hire most of our sales and marketing personnel only if a product candidate is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

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

If any of our current or future product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

We have never commercialized a product candidate for any indication. Even if any of our current or future product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, patients, third‑party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our current or future product candidates by the medical community, patients, and third‑party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third‑party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

•    adverse publicity about the product or favorable publicity about competitive products; and

•    potential product liability claims.

Our efforts to educate the medical community and third‑party payors on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of the approved indication. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of pain management products for acute pain may also limit acceptance of certain of our product candidates among physicians, patients, and third‑party payors. If any of our current or future product candidates is approved but does not achieve an adequate level of acceptance among physicians, patients, and third‑party payors, we may not generate meaningful revenues from our product candidates, and we may not become profitable.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for any of our current or future product candidates and may have to limit their commercialization.

The use of any of our current or future product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

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

We rely on third‑party CROs to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently outsource all manufacturing of our product candidates to third parties typically without any guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Any delays in obtaining adequate supplies with respect to our product candidates may delay the development or commercialization of our product candidates. Moreover, we do not yet have agreements established regarding commercial supply of our product candidates, and we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our current or future product candidates for which we obtain approval in the future.

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

Any problems or delays we experience in preparing for commercial‑scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities that this is acceptable stability data for our product candidates, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize any of our current or future product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third‑party service providers to perform a variety of functions related to the sale and distribution of any of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain a service provider, we would substantially rely on it as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

We may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of any of our current or future product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third‑party challenges, our patent and trade secret protection for any of our current and future product candidates that we may develop, license, or acquire, and the related manufacturing methods. We will only be able to fully protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third‑party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

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

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings, is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on AXS-02, AXS-05, or any other of our current or future product candidates that we may develop, license, or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the '239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017 and October 2017, petitions for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the '862 patent, and of U.S. Patent No. 9,539,268, which we refer to as the '268 patent, respectively, were filed at the USPTO by Grunenthal. The '239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The '862 and '268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The '862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The '862 and '268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate proceedings to review the validity of the '239, the '862, and the '268 patents.

In April 2017, we responded to and opposed Grunenthal's petition for post-grant review of the '239 patent. In July 2017, the PTAB issued a decision in which it refused to institute a post-grant-review of the '239 patent on the grounds of novelty, obviousness, or enablement. The PTAB ruled that Grunenthal had not established that it is more likely than not that the stated prior art would have rendered the claims of the '239 patent obvious or not novel, and that Grunenthal had failed to demonstrate that it is more likely than not that the claims are unpatentable for lack of enablement. However, a post-grant review was instituted on the ground of written description. The PTAB further ordered that the post-grant review for the '239 patent be limited to written description and that no other grounds of unpatentability are authorized for post-grant review. We cannot predict what the outcomes of the proceedings for the '239 patent will be. In August 2017, we responded to and opposed the petition for the '862 patent. The PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the '862 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. We also intend to respond to and oppose the petition for the '268 patent, after which the PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the '268 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. Additionally, we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged, or that Grunenthal will not file any additional petitions for post-grant review with respect to any of our current or future product candidates. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know how.

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

Our ability to develop, manufacture, market, and sell any of our current and future product candidates depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of treatment and management of pain and other CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending the litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future product candidates may infringe. There could also be existing patents of which we are not aware that any of our current or future product candidates may inadvertently infringe.

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

If the government or third‑party payors fail to provide adequate coverage and payment rates for any of our current or future product candidates, or if HMOs or long‑term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

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

For example, legislative changes have been proposed and adopted since President Obama signed into law the Affordable Care Act, or ACA, in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, on our results of operations.

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

As of November 3, 2017, we had only 23 full‑time employees and 5 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of AXS‑02 and AXS‑05, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

•    any delay or refusal on the part of the FDA in approving an NDA for any of our current and future product candidates;

•    the commercial success of any of our current and future product candidates, if approved by the FDA;

•    results of clinical trials of any of our current and future product candidates or those of our competitors;

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•    whether the FDA requires us to complete additional, unanticipated studies, tests, or other activities prior to approving any of our current and future product candidates, which would likely further delay any such approval;

•    if any of our current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection, and related commercial activities;

•    our ability to identify and enter into third‑party manufacturing arrangements capable of manufacturing any of our current or future product candidates in commercial quantities;

•    our execution of other collaborative, licensing, or similar arrangements and the timing of payments we may make or receive under these arrangements;

•    variations in the level of expenses related to our future development programs;

•    any product liability or intellectual property infringement lawsuit in which we may become involved;

•    regulatory developments affecting our current and future product candidates, or the product candidates of our competitors; and

•    if any of our current or future product candidates receive regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

As of November 3, 2017, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 53% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of November 3, 2017, we have outstanding 23,671,301 shares of common stock. Of these shares, 15,621,160 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our initial public offering, our March 2017 public offering, and any proceeds from sales pursuant to the Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including our initial public offering, our March 2017 public offering and proceeds from sales pursuant to the Sales Agreement, if any, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our initial public offering, our March 2017 public offering and proceeds from sales pursuant to the Sales Agreement, if any, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our initial public offering, our March 2017 public offering and proceeds from sales pursuant to the Sales Agreement, if any, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from those capital raises, including our initial public offering, our March 2017 public offering and proceeds from sales pursuant to the Sales Agreement, if any. Pending their use, we may invest the net proceeds from our capital raises, including our initial public offering and our recently completed public offering, in short‑term, investment‑grade, interest‑bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

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

As of September 30, 2017, we have used approximately $38.9 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes.

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

AXSOME THERAPEUTICS, INC.

Date: November 8, 2017	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By	/s/ John Golubieski
John Golubieski Chief Financial Officer (Principal Financial and Accounting Officer)