Form 10-K
period 2017-12-31
Axsome Therapeutics, Inc.
filed 2018-03-07
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $85.5 million as of June 30, 2017, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 25,492,992 shares of the registrant’s common stock outstanding as of March 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

ITEM 1. BUSINESS.

OVERVIEW

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes five CNS product candidates, AXS‑05, AXS-09, AXS‑02, AXS-07, and AXS-06 which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. Additionally, AXS-05 is being developed for smoking cessation. AXS-09 is being developed for CNS disorders. We are also conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS-02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. AXS-07 is initially being developed for the acute treatment of migraine. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastric ulcers. Additionally, we are currently evaluating other preclinical product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS‑05, is an innovative oral fixed‑dose combination of dextromethorphan, or DM, and bupropion. We are developing AXS‑05 initially for the following three indications: TRD, agitation associated with AD, and as an aid to smoking cessation. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors providing the potential for an additive or synergistic effect. We intend to seek U.S. Food and Drug Administration, or FDA ,approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is a novel, oral medicine combination of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to our first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. The increased DM concentrations with AXS-09 are comparabale to those achieved with AXS-05. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS‑02, disodium zoledronate tetrahydrate, is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are initially developing AXS‑02 for the treatment of pain in the following two conditions: knee OA associated with BMLs and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We have successfully completed a Phase 1 trial of AXS‑02 to characterize the pharmacokinetics of zoledronic acid and its effects on markers of bone resorption after oral administration of AXS‑02. The results of our Phase 1 trial demonstrated that oral administration of AXS‑02 tablets resulted in rapid absorption of zoledronic acid, which is the active molecule in AXS‑02 and the free acid form of disodium zoledronate tetrahydrate, and substantial suppression of bone resorption markers, which are proteins indicative of bone tissue breakdown. We intend to seek FDA approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway.

AXS-07, is a novel, oral, fixed-dose combination of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-06, is a novel, oral, non-opioid, fixed-dose combination of MoSEIC™ meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial's primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS 06 utilizing the 505(b)(2) regulatory development pathway.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes U.S. patents with claims extending to 2034 for AXS‑05 and AXS‑02 and to 2036 for AXS-07 and AXS-06, as well as corresponding foreign patent applications.

Our Strategy

Our goal is to cost‑effectively and efficiently develop and commercialize novel, differentiated therapies for the management of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•

Pursue novel CNS indications with high unmet medical need.  We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are initially developing our product candidates for indications that have no or few FDA‑approved pharmacological treatments. For example, there currently is no drug approved by the FDA or the EMA for agitation associated with Alzheimer's disease, the pain of knee OA associated with BMLs, or CLBP associated with MCs. There is currently only one FDA‑approved drug for TRD. These conditions are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on novel indications, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies because they address unmet medical needs. Many of these indications have significant patient populations which, when combined with the lack of approved treatments, should provide us with attractive commercial opportunities.

•

Develop products with our proprietary medicinal chemistry and formulation technologies.  Our proprietary medicinal chemistry and formulation technologies allow us to continue to design new and innovative medicines to treat CNS conditions. These technologies and capabilities include: (1) chiral chemistry and formulation to identify, isolate and stabilize chirally pure enantiomers, (2) metabolic inhibition as a novel drug delivery method to increase the bioavailability and prolong the half-life of target drug molecules, (3) the MoSEIC™ technology which is designed to substantially increase the solubility and speed the absorption of target drug molecules, and (4) proprietary chemical synthesis and analysis to increase the solubility and enable the oral delivery of target drug molecules.

•

Develop products with differentiated profiles.  We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS‑05 and AXS-09 combine several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEIC technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-06 and AXS-07 product candidates. AXS‑02 utilizes a potentially first‑in‑class mechanism of action for the treatment of pain that may result in analgesia that lasts for one or more months after treatment. We believe that products with clearly differentiated features will be attractive to patients and their physicians, and will provide us with a competitive commercial advantage.

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

•

Retain commercial rights in the United States, where appropriate, and selectively partner outside of the United States to maximize the value of our product candidates.  We intend to commercialize our product candidates, if approved, in the United States through the establishment of our own focused, cost‑effective sales and marketing organization targeting high‑prescribing specialists. We intend to selectively partner commercial rights outside of the United States with third parties to maximize the value of our product candidates without the substantial investment required to develop independent sales forces in those geographies. We continue to evaluate strategic options for the commercialization of our other product candidates.

Our current product candidate pipeline is summarized in the table below:

AXS‑05

Overview

AXS‑05 is an innovative oral fixed‑dose combination of dextromethorphan and bupropion under development for the treatment of CNS disorders. DM is active at multiple CNS receptors but is rapidly metabolized into dextrorphan, or DXO, when dosed alone. Our combination uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. Bupropion itself is also active at distinct CNS receptors. The activity of the two components may provide an additive or synergistic effect.

AXS‑05 is potentially applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components. We are developing AXS‑05 initially as a therapeutic for treatment resistant depression, or TRD, agitation associated with Alzheimer’s disease, or AD,and as an aid to smoking cessation.

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

Mechanistic rationale.  DM’s mechanisms of action encompass those of several currently marketed antidepressant drugs such as duloxetine (Cymbalta), fluoxetine (Prozac), and fluvoxamine (Luvox). Bupropion inhibits the reuptake of dopamine and is a nicotinic acetylocholine receptor antagonist. The distinct mechanisms of action of DM and bupropion may therefore be complementary. Additionally, we believe that, if successfully developed, the NMDA receptor antagonist properties of DM in AXS‑05 may potentially result in a faster onset of action than currently available antidepressant treatments.

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

According to the FDA package insert for the combination of DM and quinidine (Nuedexta), DM is the pharmacologically active ingredient of the DM / quinidine combination that acts on the CNS, with quinidine serving to increase DM plasma levels. The plasma concentrations of DM, measured using AUC0‑12 and Cmax, achieved with AXS‑05 administration in our Phase 1 trials are in the range of those associated with a 30 mg DM / 10 mg quinidine dose, based on data in the FDA’s public review documents for Nuedexta.

Depressive symptom change with DM and metabolic inhibitor quinidine (Q) in patients with pseudobulbar affect at 12 weeks

Source: Pioro EP, et al. Ann Neurol 2010;68:693‑702.

Depressive symptom change with DM and metabolic inhibitor quinidine (Q) in patients with agitation in Alzheimer’s disease at 5 weeks

Source: Cummings J, et al. JAMA. 2015;314:1242-1254.

Agitation associated with Alzheimer’s Disease (AD)

We are developing AXS‑05 for the treatment of agitation associated with AD. There is currently no FDA‑approved pharmacological treatment for the indication of agitation associated with AD.

Indication Overview

AD is a progressive neurodegenerative disorder that manifests initially as forgetfulness advancing to severe cognitive impairment and memory loss. It is a common form of dementia and afflicts an estimated 5 million individuals in the United States, a number that is anticipated to increase to approximately 14 million by 2050. In addition to cognitive decline, individuals diagnosed with AD typically experience behavioral and psychological symptoms including agitation and aggression. These symptoms are seen in a high percentage of AD sufferers with agitation being reported in as many as 40% of patients. Agitation is characterized by emotional distress, aggressive behaviors, disruptive irritability, and disinhibition. Agitation associated with AD has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death.

Because there are no FDA‑approved pharmacological treatments for the indication of agitation associated with AD, patients are currently treated off‑label with various agents including antipsychotics, which have been considered the mainstay of treatment. These treatments however are limited by safety concerns. Typical antipsychotics prescribed for agitation, aggression, or insomnia are associated with functional decline in patients with AD, while studies indicate that atypical antipsychotics may be associated with increased rates of cerebrovascular events in patients with dementia.

Rationale for the Development of AXS‑05 in Agitation associated with AD

The rationale for the use of AXS‑05 for the treatment of agitation associated with AD is based on the mechanisms of action of DM, and preliminary clinical evidence of the effect of DM when co‑administered with an inhibitor of its metabolism in agitation associated with AD.

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

Clinical Rationale.  Administration of DM with an inhibitor of its metabolism has been shown to result in a statistically significant reduction in agitation associated with AD. The effects of DM co‑administered with the metabolic inhibitor quinidine was studied in a third‑party, randomized, double‑blind, placebo‑controlled, two‑stage trial in 220 patients with probable AD and clinically meaningful agitation. In stage 1 of the study, patients were randomized to receive either placebo or DM with quinidine (20 mg DM / 10 mg quinidine once per day, titrated to 30 mg DM / 10 mg quinidine twice per day). In stage 2, patients initially on placebo were stratified according to response, then re‑randomized to placebo or active treatment (titrated as in stage 1). Each stage lasted five weeks. The primary endpoint was the change in the agitation/aggression domain of the Neuropsychiatric Inventory, or NPI, assessed by combining results from the two stages.

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

In the trial, patients were titrated to a 30 mg DM / 10 mg quinidine dose. According to the FDA package insert for Nuedexta, DM is the pharmacologically active ingredient of the DM / quinidine combination that acts on the CNS, with quinidine serving to increase DM plasma levels. The plasma concentrations of DM, measured using AUC0‑12 and Cmax, achieved with AXS‑05 administration in our Phase 1 trials are in the range of those associated with a 30 mg DM / 10 mg quinidine dose, based on data in the FDA’s public review documents for Nuedexta.

Change in agitation/aggression scores in AD with DM and

metabolic inhibitor quinidine (Q) during stage 1

Source: Am J Geriatr Psychiatry 2015; 23:3, Supplement 1, S164‑S165.

Smoking Cessation

We are developing AXS‑05 as an aid to smoking cessation treatment. In December 2017, we entered into a collaboration with Duke University for the conduct of a Phase 2 trial of AXS-05 under an Investigator Sponsor IND in smokers attempting to quit. Products that are currently approved in the United States as aids to smoking cessation treatment include Zyban, or bupropion, which is marketed by GlaxoSmithKline, Chantix, or varenicline, which is marketed by Pfizer Inc., and various types of nicotine replacement approaches.

Indication Overview

Nearly 40 million American adults smoke and around 70% report that they want to quit. Tobacco use results in approximately 500,000 premature deaths each year in the U.S., according to the Centers for Disease Control and Prevention. Smoking is the single largest cause of premature deaths worldwide accounting for an estimated 20% of all deaths in developed countries. Direct health care and lost productivity costs as a result of smoking total nearly $300 billion a year in the U.S. alone. It is estimated that only 3% to 5% of cigarette smokers who attempt to quit without assistance are successful for 6 to 12 months, and even with the currently available treatment options, relapse rates remain above 80%.

Rationale for the Development of AXS‑05 in Smoking Cessation

The rationale for the use of AXS‑05 as an aid to smoking cessation treatment is based on the mechanisms of action of DM and bupropion, nonclinical evidence of the effect of DM in models of nicotine dependence, and the established clinical efficacy of bupropion in the indication.

Results of preclinical studies conducted at Duke University demonstrated that the dextromethorphan component of AXS-05 significantly reduced nicotine self-administration in nicotine-dependent rats in a dose-dependent manner (p<0.0005 versus control). Results of pharmacokinetic clinical trials conducted by us have demonstrated that, in human subjects, AXS-05 results in a significant increase in dextromethorphan plasma concentrations (p<0.0001 versus administration of dextromethorphan as a single agent). Furthermore, bupropion, a component of AXS-05, has been found to be effective for smoking cessation in clinical trials. The preclinical and clinical efficacy of the individual components of AXS-05 combined with their positive pharmacokinetic interaction supports the potential for AXS-05 to be effective in the treatment of tobacco dependence in humans.

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

We held a pre‑IND meeting with the FDA in February 2015 where we discussed our clinical development plan for AXS‑05 in TRD. Based on that meeting, we submitted an investigational new drug application, or IND, to the FDA to conduct two Phase 3 trials of AXS‑05 in TRD to support an NDA filing for this indication.

In March 2016, we initiated the STRIDE-1 study, a Phase 3, randomized, double‑blind, active‑controlled trial to assess the efficacy and safety of AXS‑05 in the treatment of TRD.

In January 2017, we received IND clearance from the FDA to proceed with our Phase 2/3 clinical trial of AXS‑05 in agitation associated with AD.

In February 2017, we received Fast Track designation from the FDA for AXS‑05 for TRD.

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-05 in patients with agitation associated with AD.

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS-05 in a Phase 2 clinical trial in smoking cessation.

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

The third Phase 1 trial was a randomized, multiple‑dose, double-blind pharmacokinetic study of AXS-05 conducted using a single tablet containing DM and buproprion. In this study, which enrolled a total of 30 healthy, adult volunteers, administration of AXS-05 as a single tablet resulted in substantial increases in AUC0‑12 and Cmax values of DM compared to Day 1 levels similar to the increases observed in our first two Phase 1 studies. There were no reported serious adverse events in the trial. The majority of treatment‑emergent adverse events experienced were graded as mild in severity, and had resolved by the end of the study. The most commonly reported adverse events were dizziness, fatigue, headache, and insomnia.

Ongoing STRIDE-1 Study

In March 2016, we initiated the STRIDE-1 study, a Phase 3, randomized, double‑blind, active‑controlled trial to assess the efficacy and safety of AXS‑05 in the treatment of TRD. Patients with MDD who have had inadequate response to one or two antidepressant treatments are treated in an open‑label fashion with bupropion during a 6‑week lead‑in period. Patients who had inadequate response to bupropion during this lead‑in period are considered to have TRD and are randomly assigned in a 1:1 ratio to receive bupropion or AXS‑05 under fasting conditions in a double‑blind fashion for 6 weeks. The primary endpoint is the change in the MADRS after 6 weeks of treatment. The trial will enroll a total of approximately 346 randomized patients. Two interim analyses are planned. The first interim analysis will be performed on the first approximately 40% of the target number of subjects to assess futility. The second interim analysis will be performed on the first approximately 60% of the target number of subjects to assess efficacy.

Ongoing ADVANCE-1 Study

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-05 in patients with agitation associated with AD. Patients with probable AD and clinically significant agitation are randomly assigned in a 1:1:1 ratio to receive bupropion, placebo, or AXS-05 in a double-blind fashion. The primary endpoint is the change in the Cohen-Mansfield Agitation Inventory. The trial will randomize a total of approximately 435 patients. Two interim analyses are planned. The first interim analysis will be performed on the first approximately 30% of the target number of subjects to assess futility. The second interim analysis will be performed on the first approximately 60% of the target number of subjects to assess efficacy.

AXS‑09

AXS‑09 is a novel, oral medicine consisting of chirally pure esbupropion and DM under development for the treatment of CNS disorders. Esbupropion is the S-enantiomer of bupropion, a dopamine and norepinephrine reuptake inhibitor and nicotinic acetylcholine receptor antagonist which also serves to increase the bioavailability of DM. Enantiomers are molecules which are identical in chemical structure but which differ in the three-dimensional arrangement of the atoms, i.e. the molecules are mirror images. AXS 09 may potentially be applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components.

In February 2018, we announced the results of a Phase 1 pharmacokinetic trial of AXS-09. The Phase 1 trial was a randomized, multiple-dose, parallel group pharmacokinetic trial. A total of 32 healthy adult subjects were randomly assigned to treatment with AXS-09, R-bupropion and DM, single-entity S-bupropion, or single-entity  R-bupropion tablets, for 8 days under fasting conditions. Plasma concentrations of DM, bupropion, and their metabolites were measured. The primary endpoint was the change in DM plasma concentrations from day 1 to day 8.

Results of the Phase 1 trial demonstrated that AXS-09 resulted in substantial increases in DM plasma concentrations into a potentially therapeutic range with repeated dosing, p<0.0001 day 1 versus day 8. AXS-09 was well tolerated with no serious adverse events reported in the trial. The increased plasma concentrations of DM after dosing with AXS-09, which contains the chirally pure S-enantiomer of bupropion, are comparable to those achieved with dosing of our first generation product candidate, AXS-05, which contains racemic bupropion, equal amounts of the S- and R-enantiomers. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

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

Targeted Therapy for Pain

We are developing AXS‑02 for specific subsets of patients who display certain target lesions or specific pathology that we believe may be addressed by the mechanisms of action of our product candidate. The target lesions include BMLs, and MCs. We are including only patients with BMLs in our registration trial of AXS‑02 for the pain of knee OA, and plan to only include patients with MCs in our registration trials of AXS‑02 for CLBP. These target lesions exhibit increased bone turnover, which is potentially inhibited by zoledronic acid. Furthermore, because zoledronic acid localizes preferentially to sites of high bone turnover, we believe it may specifically target these sites of disease activity in knee OA and CLBP. We believe that this targeted approach may result in a less heterogeneous patient population in our clinical trials, improve our ability to demonstrate a treatment effect, and, if approved, enable treatment of more appropriate patient populations.

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

Indication Overview

CLBP is defined as persistent or fluctuating low back pain lasting at least three months. It is a disabling and costly condition that is associated with increased healthcare utilization. The economic costs of CLBP are estimated to range from $12.2 billion to $90.6 billion annually in the United States. Factors that contribute to this economic impact include prolonged loss of function, consequent loss of work productivity, treatment costs, and disability payments. Low back pain may be due to a specific cause such as fracture, tumor, infection, or nerve root compression. However, it is estimated that in more than 85% of cases such specific causes cannot be identified, resulting in the majority of cases being classified as non‑specific.

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

In October 2015, we reached agreement with the FDA regarding an SPA on the design of a Phase 3 clinical trial with AXS‑02 for the treatment of the pain of knee OA associated with BMLs. An SPA documents the FDA’s agreement that the design and planned analysis of a clinical trial adequately address scientific and regulatory objectives that, if met, would support a regulatory submission for approval of a drug.  An SPA, however, does not guarantee FDA approval.

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

As discussed below, we had previously initiated a Phase 3 clinical trial of AXS-02 for the treatment of complex regional pain syndrome, or CRPS, which we referred to as the CREATE-1 trial. In January 2018, an independent data monitoring committee, or IDMC, conducted an interim analysis of the CREATE-1 trial of AXS-02 in CRPS and of the COAST-1 trial of AXS-02 in knee OA associated with BMLs. The IDMC recommended that the COAST-1 trial be continued to full enrollment, and that the CREATE-1 trial be stopped for futility.

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

NSAID use at 1 year in CLBP patients treated with zoledronic acid or placebo

Ongoing COAST‑1 Study

In March 2016, we initiated the COAST-1 study, a Phase 3, randomized, double‑blind, placebo‑controlled trial to assess the efficacy and safety of AXS‑02 in the treatment of the pain of knee OA associated with BMLs. This trial will enroll approximately 346 patients with clinically diagnosed knee OA and at least one confirmed BML in the affected knee on MRI. Eligible patients must be at least 50 years of age, either male or postmenopausal female, and have at least moderate pain intensity. The COAST-1 study is being conducted pursuant to an FDA SPA.

After a baseline period, patients meeting the entry criteria are randomized in a 1:1 ratio to receive either (1) AXS‑02 tablets once per week or (2) matching placebo tablets once per week, under fasting conditions for 6 weeks. Randomized patients remain blinded for an additional 18 weeks, totaling 24 weeks for the double‑blind phase. The primary endpoint is the change in pain intensity from baseline to week 24, measured using the NRS. A pre-planned interim analysis was performed by an IDMC on the first 77 subjects enrolled in the trial. The IDMC recommended that the COAST-1 trial be continued to full enrollment. The IDMC also reviewed the available safety information in the study and confirmed that AXS-02 was safe and generally well-tolerated. Screening of subjects in this trial was paused pending results of the interim analysis, and will resume after readouts from our ongoing Phase 3 trial in TRD.

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

CREATE‑1 Study

In July 2015, we initiated the CREATE‑1 study, a Phase 3, randomized, double‑blind, placebo‑controlled trial to assess the efficacy and safety of AXS‑02 in the treatment of pain associated with CRPS. An interim analysis was conducted to assess the efficacy and safety of AXS-02 and included 81 subjects. The IDMC recommended that the CREATE-1 trial be stopped for futility. The IDMC also reviewed the available safety information in the study and confirmed that AXS-02 was safe and generally well-tolerated. Additionally, AXS-02 treatment resulted in a significant reduction of serum CTx, a marker of bone resorption, as compared to placebo (p<0.0001). Pursuant to the IDMC recommendation, we have discontinued enrollment in this study and are conducting study close-out activities.

MoSEIC™ Technology

Overview

The MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, technology was developed to improve the absorption of drug molecules after oral administration. Using a proprietary process, target drug molecules are combined with solubility enhancers to form inclusion complexes, which are then stabilized using a buffering system, to improve drug release and enhance absorption. We are currently developing two clinical-stage product candidates, AXS-07 and AXS-06, that utilize the MoSEIC technology to substantially increase the solubility and speed the absorption of meloxicam while maintaining durability of action.

We have completed a Phase 1 pharmacokinetic clinical trial of MoSEIC™ meloxicam, in combination with esomeprazole, under a clinical trial application with Health Canada.

Scientific Rationale

Meloxicam is a potent and well characterized nonsteroidal anti-inflammatory drug, or NSAID, whose utility in acute pain has been limited by slow absorption resulting in a delayed Tmax. Our MoSEIC meloxicam technology is designed to improve the solubility of meloxicam thereby enhancing its absorption resulting in a reduced Tmax as compared to standard meloxicam. As shown in the figure above, results of our completed Phase 1 trial of MoSEIC meloxicam revealed a rapid Tmax after oral administration, of 0.5 hour versus 4.5 hours for standard meloxicam.

AXS‑07

Overview

AXS‑07 is an oral, fixed-dose combination of MoSEIC™ meloxicam and rizatriptan. We are initially developing AXS-07 for the acute treatment of migraine. Meloxicam is a new molecular entity for migraine enabled by Axsome’s MoSEIC technology, which results in rapid absorption of meloxicam while maintaining a long plasma half-life. Rizatriptan is FDA approved for the acute treatment of migraine as a single agent. The distinct mechanism of action and rapid absorption of MoSEIC meloxicam, combined with the known efficacy of rizatriptan, is expected to result in rapid, superior and consistent relief of migraine pain, with lower symptom recurrence, as compared to currently available therapies.

Migraine

We are developing AXS‑07 for the acute treatment of migraine. A majority of migraine sufferers indicate that they are not fully satisfied with currently available treatment options.

Indication Overview

Migraine is a disorder characterized by recurrent attacks of pulsating, unilateral or bilateral head pain, often associated with nausea, photobobia, and phonophobia. Migraine attacks may occur with or without an aura, which is a focal neurological symptom, such as vision changes, that typically precedes other symptoms. Migraine attacks generally last from 4 to 72 hours and are often severe and disabling, requiring bed rest.

Over 37 million Americans suffer from migraine according to the Centers for Disease Control, and it is the leading cause of disability among neurological disorders in the United States according to the American Migraine Foundation. It is estimated that migraine accounts for $78 billion in direct costs, such as doctor visits and medications, and indirect costs, such as missed work and lost productivity, each year in the United States. Published surveys of migraine sufferers indicate that more than 70% are not fully satisfied with their current treatment, that nearly 80% would try a new therapy, and that they desire treatments that work faster, more consistently, and result in less symptom recurrence.

Rationale for the Development of AXS‑07 in Migraine

The rationale for combining rizatriptan with MoSEIC™ meloxicam is based on the pharmacokinetic properties of MoSEIC™ meloxicam and the efficacy of NSAIDs and triptans in migraine. By combining rizatriptan with MoSEIC™ meloxicam, AXS-07 may overcome some the limitations of triptans which include incomplete pain relief, suboptimal onset of action, and recurrence of symptoms. MoSEIC™ meloxicam contributes a distinct mechanism of action, and reaches Cmax within 30 minutes after oral administration, thereby providing the potential for greater efficacy and a more rapid onset of action as compared to rizatriptan alone. In addition, MoSEIC meloxicam maintains an approximately 20-hour half-life, which may provide more sustained efficacy with less recurrence of symptoms as compared to rizatriptan alone. Less recurrence would be expected to result in reduced use of rescue or repeat medication. Triptans have been shown to be efficacious for moderate to severe migraine and are considered by many the drugs of choice for the abortive treatment of attacks.

Based on AXS-07’s multiple mechanisms of action, the unique pharmacokinetics of the MoSEIC meloxicam component, and results from numerous clinical trials with the rizatriptan component, we believe that AXS-07 may have advantages over currently available therapy in the treatment of migraine:

•

Rapid absorption and onset of action. In a completed Phase 1 trial, therapeutic plasma levels of meloxicam were attained within 15 minutes of oral dosing of MoSEIC meloxicam, with a median time to maximum plasma concentration (Tmax) that was 9 times faster for MoSEIC meloxicam as compared to standard meloxicam (0.5 hour versus 4.5 hours for MoSEIC and standard meloxicam, respectively, p<0.0001). The fast absorption of MoSEIC meloxicam combined with a reported Tmax for rizatriptan of 1 to 1.5 hours would be expected to result in rapid onset of migraine pain relief with AXS-07.

•

Strong and consistent pain relief. AXS-07 has the potential to provide efficacy that is superior to currently available migraine treatments based on the expected additive effect of MoSEIC meloxicam and rizatriptan. Clinical experience with rizatriptan as a single agent further indicates that AXS-07 may be able to provide more consistent intra-patient efficacy than currently available migraine treatments, as well as efficacy in various stages, severities, and subtypes of migraine including menstrual migraine.

•

Sustained pain relief. The approximately 20-hour half-life of MoSEIC meloxicam, combined with the expected additive effect of the rizatriptan component of AXS-07 may result in a more sustained effect with less recurrence of symptoms with AXS-07 as compared to currently available treatments.

•

Pharmacoeconomic benefits. The potentially superior efficacy of AXS-07 would be expected to result in reduced use of medical services, rescue or repeat medication, absenteeism, and loss of productivity, as compared to currently available treatments.

Clinical Development of AXS‑07

We are developing AXS‑07 and intend to seek FDA approval for the product utilizing the 505(b)(2) regulatory pathway.

We received written pre‑IND meeting guidance from the FDA in August 2017 on our clinical development plan for AXS‑07 in migraine. Based on that guidance, we intend to submit an IND to the FDA and we plan to conduct one Phase 3 trial of AXS‑07 in the acute treatment of migraine to support an NDA filing for this indication.

AXS‑06

Overview

AXS‑06 is an oral, fixed-dose combination of MoSEIC™ meloxicam and esomeprazole. We are initially developing AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor, or PPI, which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing.

Osteoarthritis and Rheumathoid Arthritis

We are developing AXS‑06 for relief of the signs and symptoms of osteoarthritis and rheumatoid arthritis, and reduction in the risk of developing upper gastrointestinal ulcers in patients at risk of developing NSAID-associated upper gastrointestinal ulcers.

Indication Overview

Rheumatoid arthritis, or RA, is a chronic, systemic, inflammatory disease that affects connective tissue and is characterized by joint pain and destruction. RA is the most common type of autoimmune arthritis. Although joints, primarily in the hands and feet, are the primary target of RA, extra-articular manifestations can have a significant impact on other organ systems. According to the American College of Rheumatology, more than 1.3 million Americans suffer from RA.

Osteoarthritis, or OA, is a degenerative joint disease, which mainly affects the articular cartilage. It is associated with ageing and most often affects the knees, hips, fingers, and lower spine region. OA is the most common form of arthritis. According to the Centers for Disease Control and Prevention, more than 30 million American adults suffer from OA.

Rationale for the Development of AXS‑06 in OA and RA

Meloxicam is a well-characterized NSAID that is approved for the treatment of the signs and symptoms of OA and RA, and is marketed under the tradename Mobic®. Meloxicam is a long-acting NSAID with COX-2 preferential inhibition. Its long half-life allows for once-daily dosing. However standard meloxicam has an extended time to maximum plasma concentration or Tmax which may result in a slow onset of analgesic action. In addition, like other

NSAIDs, meloxicam can induce upper gastrointestinal ulcers which can be complicated by the development of bleeding, perforation or obstruction. Chronic use of NSAIDs has been reported to be associated with the development of gastrointestinal ulcers in as many as 25% of patients. AXS-06 is designed to overcome these limitations by combining a rapidly absorbed formulation of meloxicam with esomeprazole, an agent that has been proven to reduce the incidence of NSAID-associated gastrointestinal ulcers.

Esomeprazole is a well-known PPI that is approved for the treatment of gastroesophageal reflux disease, and for the reduction of NSAID-associated gastric ulcers. It is marketed under the tradename Nexium® as a single agent. Esomeprazole is also approved as part of a fixed-dose combination with naproxen, under the tradename Vimovo®, for the reduction of NSAID-associated gastric ulcers. By acting specifically on the proton pump, esomeprazole blocks the final step in acid production, thus reducing gastric acidity.

Clinical Development of AXS‑06

We are developing AXS‑06 and intend to seek FDA approval for the product utilizing the 505(b)(2) regulatory pathway. We have completed one Phase 1 pharmacokinetic clinical trial of AXS‑06 under a clinical trial application with Health Canada.

We received written pre‑IND meeting guidance from the FDA in July 2017 on our clinical development plan for AXS‑06 in OA and RA. Based on that meeting, we intend to submit an IND to the FDA and we believe that AXS-06 is Phase 3-ready.

Completed Phase 1 Trial

We conducted a Phase 1 trial to assess the fasting pharmacokinetics, pharmacodynamics, safety, and tolerability of orally administered MoSEIC meloxicam in combination with esomeprazole, our AXS-06 product candidate. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. The trial was a randomized, parallel group trial to evaluate the pharmacokinetics and safety of meloxicam and esomeprazole after single and multiple dose administration of AXS-06 in healthy volunteers. A total of 30 subjects were randomly assigned in a 1:1:1 ratio to treatment with AXS-06 tablets (15 mg meloxicam, 40 mg esomeprazole), Mobic® tablets (15 mg meloxicam), or Nexium® capsules (40 mg esomeprazole), once daily for 6 days under fasting conditions. The primary endpoint was the Tmax of meloxicam. Secondary endpoints included Cmax, time to half maximum concentration, and time to therapeutic concentration.

The median Tmax for meloxicam, the trial’s primary endpoint, was 9 times faster for AXS-06 as compared to Mobic®, 0.5 hour versus 4.5 hours for AXS-06 and Mobic, respectively, p<0.0001. AXS-06 also demonstrated higher mean Cmax, p=0.0018, faster time to therapeutic plasma concentration, p<0.0001, and time to half-maximal plasma concentration, p<0.0001, as compared to Mobic®. Terminal half-lives for meloxicam were similar for AXS-06 and Mobic® at approximately 20 and 22 hours, respectively. Plasma concentrations and terminal half-lives of esomeprazole after AXS-06 and Nexium® administration were comparable. AXS-06 was well tolerated with reported adverse events being similar across the three treatment arms. There were no serious adverse events in the study.

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

As of February 20, 2018, our intellectual property portfolio contains 100 issued patents and more than 80 pending applications in the United States and worldwide. 24 issued patents covering our AXS‑05 product candidate have claims covering pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034 for our issued and pending applications. 75 issued patents covering our AXS‑02 product candidate, and related compounds, have claims covering various aspects, including method of delivery, pharmacokinetics, composition of matter, and methods of use with protection extending through 2034 for both our issued patents and pending applications. One issued patent covering our AXS‑07 and AXS-06 product candidates, and related compounds, has claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery and methods of use with protection extending through 2036 for both our issued patents and pending applications. We have pending PCT applications, as well as pending applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑02, AXS‑04, and AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by Axsome.

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

Sales and Marketing

We intend to build a commercial infrastructure in the United States in advance of anticipated drug approval of our product candidates. We believe that we can cost‑effectively implement a targeted sales force required to commercialize our products, if approved, in the United States for the treatment of the pain of knee OA associated with BMLs, and CLBP associated with MCs. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We may seek co‑promotion partners for our sales efforts to reach other United States physician groups, such as primary care physicians. We believe that there are significant market opportunities for our products outside of the United States. As a result, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products outside the United States. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval.

Scientific Advisors

In March 2015, we formed a Depression Scientific Advisory Board, or SAB, composed of leading experts in the areas of depression, FDA regulations, and clinical trial design. These experts provide key scientific, clinical, and strategic guidance concerning our development programs in depression and other CNS disorders. The following members were appointed to our Depression SAB: Maurizio Fava, M.D., Director of the Clinical Research Program and Executive Vice Chair of the Department of Psychiatry at Massachusetts General Hospital, and Slater Family Professor of Psychiatry at Harvard Medical School; Thomas Laughren, M.D., retired Division Director of the FDA’s Division of Psychiatry Products; and Dan Iosifescu, M.D., Associate Professor, Department of Psychiatry at NYU Langone Medical Center, and Consultant in Psychiatry at Massachusetts General Hospital. We also benefit from the guidance of our other scientific advisors in the areas of AD, smoking cessation, migraine, knee OA, CLBP, and clinical trial design.

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

AXS‑02 Competition

Companies working to develop therapeutics for the treatment of pain associated with knee OA include Carbylan Therapeutics, Inc.; Flexion Therapeutics, Inc.; and Levolta Pharmaceuticals, Inc., which is developing an IV zoledronic acid product for the treatment of knee OA. We are aware of one company attempting to develop oral dosage forms of zoledronic acid for various indications, Grunenthal GmbH.

AXS‑05 Competition

There is one product approved for the treatment of TRD, Symbyax, which is marketed by Eli Lilly and Company. In addition, Otsuka Pharmaceutical Co. Ltd. is working to develop a combination of DM and quinidine for the treatment of TRD. We are aware of several other companies developing compounds for the treatment of TRD including Alkermes plc; Allergan plc; and Janssen Research & Development, LLC. We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of DM and quinidine in this indication; Acadia Pharmaceuticals; and Transition Therapeutics Inc. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc., Zyban, which is marketed by GlaxoSmithKline, and various nicotine replacement therapies including skin patches, chewing gum, and lozenges.

AXS‑07 Competition

There are a number of products approved for the treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc. and Treximet, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of migraine including Alder BioPharmaceuticals, Inc., Allergan plc, Amgen Inc., and Eli Lilly and Company.

Manufacturing

Manufacturing of drugs and product candidates are done by third-parties and manufacturing of both drug substance and drug product must comply with FDA current good manufacturing practice, or cGMP, regulations. Our product candidates comprise synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of pharmaceutical products such as those we are developing. In addition, manufacturers of pharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements, including anti-inflation penalties.  Some states also have enacted price transparency requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so‑called Phase 4 studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition to the above traditional kinds of data required for the approval of an NDA, the 21st Century Cures Act provides for FDA acceptance of new kinds of data such as such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60‑day filing date for its initial review of a standard NDA for a New Molecular Entity, or NME. For non‑NME standard applications, the FDA has set the goal of completing its review of 90% of all applications within ten months from the submission receipt date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides substantial additional information or clarification regarding the submission.

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

Any applicant who files an abbreviated new drug application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application approval will not be made effective until all of the listed patents claiming the referenced product have expired.

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

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity period described above. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot make an ANDA or

505(b)(2) application approval effective as a result of regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from United States sales. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a drug already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same drug as the already approved drug. This hypothesis must be demonstrated to obtain orphan drug exclusivity. If granted, prior to product approval, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and application user‑fee waivers. The tax advantages, however, were recently limited in Congress’ recent tax reform efforts. In addition, if a product receives FDA approval for the indication for which it has orphan designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

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

The FDA may give a priority review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A priority review means that the goal for the FDA is to review an application within six months, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a priority review.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing annual prescription drug program user fee requirements for any approved products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon the company and third‑party manufacturers.

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

Moreover, the Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier, and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufactures have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

The federal civil False Claims Act, or FCA, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off‑label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act; however, a change in Department of Justice policy now prohibits enforcement actions for knowing violations of law based on non-compliance with agency sub-regulatory guidance. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label drug uses. Civil False Claims act liability may be imposed for Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act.

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

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics, and report the ceiling price to the Health Resources and Services Agency within Health and Human Services.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA, as amended, modified the intent requirement under the certain portions of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.

The ACA further created federal requirements for reporting, by applicable manufacturers of covered therapeutics, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its respective implementing regulations, imposes certain requirements on covered entities relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third‑party payor, including commercial insurers, and some have transparency laws that require reporting price increases and related information. Certain state laws also regulate manufacturers’ use of prescriber‑identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

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

Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups and health technology assessment bodies, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third‑party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain the FDA and other comparable foreign regulatory authority approvals. Our product candidates may not be considered medically necessary or cost‑effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

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

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established a new prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

The ACA established the Patient-Centered Outcome Research Institute to organize and coordinate federally funded research to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third‑party payors do not consider our product candidates to be cost‑effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The ACA made other changes intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health care industry, and impose additional health policy reforms. The law expanded the eligibility criteria for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the entities eligible for discounts under the 340B drug discount program, which mandates discounts to certain hospitals, community centers, and other qualifying providers, although, with the exception of children’s hospitals, these newly eligible entities are not eligible to receive discounted 340B pricing on orphan drugs. The law additionally extended manufacturer’s Medicaid rebate liability to covered drugs dispensed to patients enrolled in Medicaid managed care organizations, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program, and created an alternative rebate formula for certain new formulations of certain existing products, which is intended to increase the amount of rebates due on those drugs. The revisions to the Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of drug sample distribution, which may require us to modify our business practices with healthcare practitioners. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

The cost of pharmaceuticals continues to generate substantial governmental and third‑party payor interest. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Government and private payors also increasingly require pre‑approval of coverage for new or innovative devices or drug therapies or condition coverage on unsuccessful alternative treatment before they will reimburse healthcare providers that use such therapies. For some specialty drugs, payors are conditioning payment on successful treatment measured by objective metrics. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which remain in effect through 2024 unless additional Congressional action is taken.  The Center for Medicare and Medicaid Services has recently promulgated rules that implement a one-third reduction of Medicare Part B reimbursement of certain hospitals for outpatient drugs purchased at a deep discount under the 340B program. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved.

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

Foreign Regulation

To the extent we choose to develop or sell any products outside of the United States, we will be subject to a variety of foreign regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union, or EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial prior to the pending introduction of a EU portal for EU-wide approvals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the United States.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $20.0 million, $21.2 million and $6.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-02, AXS-06, and AXS-07.

Employees

As of March 2, 2018, we had 25 full‑time employees and 4 key consultants, 6 of whom hold Pharm.D., Ph.D. or M.D. degrees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in Delaware in January 2012. Our offices are located at 25 Broadway, 9th Floor, New York, New York 10004, and our telephone number is (212) 332-3241.

Available Information

We file reports and other information with the SEC, as required by the Exchange Act. We make available free of charge through our website (http://www.axsome.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the "JOBS Act". We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in November 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS-02, AXS-05, AXS-06, AXS-07 and AXS-09, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $28.9 million and $27.2 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $76.6 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;

•conduct our Phase 3 clinical trials with AXS‑05 for the treatment of treatment resistant depression, or TRD;

•conduct our Phase 3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;

•initiate and enroll patients in our Phase 3 clinical trials in other indications for AXS‑02 and for AXS‑05;

•continue to evaluate, plan for, and conduct, clinical trials for AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis, AXS-07 for the acute treatment of migraine, and AXS-09 for the treatment of CNS disorders;

•in‑license or acquire additional product candidates;

•conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;

•seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;

•conduct additional non‑clinical studies with any product candidates;

•conduct clinical studies with any additional product candidates;

•increase manufacturing batch sizes of our product candidates to satisfy FDA requirements for a marketing application submission;

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates, is, and will be, a very time‑consuming, expensive, and uncertain process that takes years to complete. We will need to raise additional capital to:

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

•develop additional product candidates; and

•in‑license other product candidates.

We believe that with our available cash as of December 31, 2017, we will have sufficient funds to meet our anticipated operating cash requirements into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•the rate of progress and costs related to the development of our product candidates;

•the costs associated with conducting additional non-clinical studies with any of our product candidates;

•the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•the costs of establishing a commercial organization to sell, market, and distribute our product candidates;

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

•the cost and timing of manufacturing sufficient supplies of our product candidates in preparation for commercialization;

•the effect of competing technological and market developments;

•revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;

•the terms and timing of any collaborative, licensing, co‑promotion, or other arrangements that we may establish; and

•the success of the commercialization of any of our current or future product candidates.

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

In November 2016, we entered into a loan and security agreement, referred to herein as the SVB Loan, with Silicon Valley Bank, or SVB, for a term loan facility in the aggregate principal amount of up to $20.0 million, of which $10.0 million was funded shortly after closing. Availability of $5.0 million under the second term advance was conditioned upon the achievement of both a clinical and financial milestone on or prior to November 9, 2017. The clinical milestone required our receipt of positive interim results of our then-ongoing CREATE-1 study of AXS-02 in CRPS, while the financial milestone required that we receive unrestricted and unencumbered net cash proceeds of at least $30.0 million from the issuance and sale of our equity securities to investors. Availability of $5.0 million under the third term advance was tied to achievement of the clinical and financial milestones described above, as well as our receipt of positive data with respect to our then-ongoing CREATE-1 study by December 31, 2017 sufficient to file a new drug application with the FDA.  Because we did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired.

The loan advances mature on November 1, 2020 and have an interest‑only monthly payment period until December 1, 2017. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate of 4.50% above the prime rate.

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

We commenced operations in 2012, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, and developing our product candidates, including undertaking preclinical studies and conducting clinical trials of our product candidates. We have not yet demonstrated an ability to obtain regulatory approval for, or successfully commercialize, a product candidate. In addition, as a relatively nascent business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown difficulties. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

RISKS RELATED TO OUR BUSINESS AND THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our product candidates and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing Phase 3 clinical trials, receive regulatory approval, or be successfully commercialized.

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the near term is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing our product candidates within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our product candidates may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future product candidates. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our product candidates.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016. Further, we initiated our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016 and for the treatment of agitation associated with AD in July 2017. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Even if our product candidates approved, they may be subject to limitations on the indicated uses for which they may be marketed, distribution restrictions, or to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products. If we do not receive regulatory approval for, and successfully commercialize, our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed limited early stage studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies, two of which were conducted with two tablets, one tablet consisting of dextromethorphan, or DM, and one tablet consisting of bupropion. Our third Phase 1 trial with AXS-05 was conducted with one tablet containing both DM and bupropion. We are also conducting our Phase 3 clinical trial with AXS-05 using one tablet containing both DM and bupropion. This change in formulation may result in a pharmacokinetic profile that is different from those observed in our completed Phase 1 trials. As a result, the FDA may request additional clinical trials, analyses, reports, data, or preclinical trials and attendant costs and delays.  For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials. For AXS-07, we have not conducted a Phase 1 pharmacokinetic study of one tablet consisting of MoSEIC meloxicam and rizatriptan and additional manufacturing work is required before we may submit an IND and begin late-stage clinical trials.  Finally, for AXS-09, we have only completed one Phase 1 clinical trial.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the independent data monitoring committee, we will continue our COAST-1 trial to full enrollment and have discontinued our CREATE-1 trial for futility. We plan to conduct two interim analyses for both the ongoing Phase 3 trial of AXS-05 in TRD and the ongoing Phase 2/3 trial of AXS-05 for the treatment of AD agitation, and may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates depend on our ability to:

•create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;

•receive regulatory approval for claims that are necessary or desirable for successful marketing;

•hire, train, and deploy a sales force to commercialize our product candidates in the United States;

•manufacture our product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;

•establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

•create partnerships with, or offer licenses to, third parties to promote and sell our product candidates in foreign markets where we receive marketing approval;

•maintain patent and trade secret protection and regulatory exclusivity for our product candidates;

•launch commercial sales of our product candidates, whether alone or in collaboration with others;

•achieve market acceptance of our product candidates by patients, the medical community, and government and private third‑party payors;

•achieve appropriate reimbursement for our product candidates;

•effectively compete with other therapies; and

•maintain a continued acceptable safety profile of our product candidates following launch.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS‑02 for the treatment of the pain of knee OA associated with BMLs, AXS‑05 for the treatment of TRD, agitation associated with AD, and smoking cessation, and AXS-07 for the acute treatment of migraine. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Under the 505(b)(2) pathway, the FDA may approve our product candidates for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought pursuant to the Section 505(b)(2) process. The label, however, may require all or some of the limitations, contraindications, warnings, or precautions included in the reference product’s label, including a box warning (commonly referred to as a “black box warning”), or may require additional limitations, contraindications, warnings, or precautions, including class‑wide warnings. For instance, antidepressants, including bupropion, include a class‑wide black box warning regarding the increased risk of suicidal thoughts and behavior.

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

We may never receive approval for any of our product candidates, and even if our product candidates are approved under 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed, distribution restrictions, or to other conditions of approval; may contain significant safety warnings, including boxed warnings, contraindications, and precautions; may not be approved with label statements necessary or desirable for successful commercialization; or may contain requirements for costly post‑market testing and surveillance or other requirements, including REMS, to monitor the safety or efficacy of the products. Moreover, any future actions or inquiries by the FDA with respect to the reference listed drug may require that we make changes to our labeling, discontinue development, or, possibly, withdraw the product from the market.

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit or regulatory actions that would delay or prevent the review or approval of our product candidate.

Applicants submitting NDAs under Section 505(b)(2) of the FDCA must provide a patent certification with the application for all reference listed drugs and for all brand name products identified in published literature upon which the 505(b)(2) application relies. One such certification is known as a paragraph IV certification, which certifies that any patents listed in the FDA’s publication, the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) NDA.

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

Companies that produce branded reference listed drugs routinely bring litigation against applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products. Litigation to enforce or defend intellectual property rights is often complex and often involves significant expense and can delay or prevent introduction or sale of our product candidates. If patents are held to be valid and infringed by our product candidates in a particular jurisdiction, we may be required to cease selling, relinquish or destroy existing stock, or pay monetary damages in that jurisdiction unless we can obtain a license from the patent holder. There may also be situations where we use our business judgment and decide to market and sell our approved products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts, which is known as an “at‑risk launch.” The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner which may be greater than the profits earned by the infringer. In the case of willful infringement, such damages may be increased up to three times. An adverse decision in patent litigation could have a material adverse effect on our business, financial position, and results of operations and could cause the market value of our common stock to decline. Should we need to file a paragraph IV certification in the future for our product candidates, we may risk patent litigation and substantial delays.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies; our product candidates’ mechanism of action; studies conducted by third parties in different patient populations, using different products, or using different study designs; and early clinical trials of our product candidates may not be predictive of the results of later‑stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced.

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

•clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical or clinical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•interim analyses may result in our clinical trials being discontinued for safety or futility reasons or may result in modifications to our clinical trials that prolong the trials or make them difficult and more expensive to complete, such as increases in the number of subjects;

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

•we, the regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate. We may also discontinue clinical research and programs due to changing business priorities;

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

•we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on a single pivotal study to support our NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately disagree and require us to conduct additional pivotal studies.The outcome of our studies may further necessitate additional clinical or preclinical work;

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

•the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different than our reference listed drugs. For instance, while we believe that certain of the pharmacokinetic results for AXS-06 are favorable, the FDA may disagree, refuse labeling claims based upon these results, or determine that additional studies are necessary to substantiate the benefits. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as bisphosphonates for the treatment of pain. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. For our initiated Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for our planned Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS-05 for the treatment of TRD, we are requiring patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. For our Phase 2/3 clinical trial with AXS-05 for the treatement of agitation associated with AD, we exclude patients who have been treated with certain classes of medications. As a result, these and other entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing or planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.

Our product candidates, if approved, will compete in the marketplace with other bupropion products that are subject to restrictive marketing and distribution regulations, which if applied to our product candidates would restrict their use and harm our ability to generate profits.

Some of the currently approved products containing the same active ingredients as our product candidates require medication guides. Medication guides can be required independently or as part of REMS programs. REMS programs, in addition to medication guides, may require special communication plans to healthcare professionals, or elements to assure safe use, such as restricted distribution methods, distribution only to certain medical professionals, training for medical professionals prescribing our product candidates, patient registries, or other risk minimization tools.

The FDA may determine that our product candidates will require a REMS program or medication guide. We cannot predict whether either will be required as part of the FDA’s approval of our product candidates and, if required, what those requirements might be. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates or could place a substantial burden on medical professionals, discouraging their use of our product candidates, if approved. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS or medication guides for such product candidates may also prevent or delay their approval for commercialization.

Development of fixed-dose combination product candidates may present more or different challenges than development of a single agent product candidate.

Certain of our product candidates, including AXS-05, AXS-06, AXS-07, and AXS-09 are fixed-dose combination therapies. A fixed-dose combination therapy is a single drug product composed of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of fixed-dose combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for fixed-dose combinations. Finally, the FDA’s requirements concerning fixed-dose combination products may change in the future.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late‑stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, two of our initial studies in AXS‑05 were completed with two separate tablets containing DM and bupropion. Our Phase 3 studies, however, are being conducted using a single tablet containing both active ingredients. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

We have received a Fast Track product designation for AXS-02 for the treatment of the pain of knee OA associated with BMLs, and for AXS-05 for both the treatment of TRD as well as for the treatment of agitation associated with AD, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

Regulatory approval is limited by the FDA or comparable foreign regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may be subject to fines, penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off‑label” uses, resulting in damage to our reputation and business.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or comparable foreign regulatory authorities. These off‑label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States and in many other major markets do not generally restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies concerning off‑label use.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off‑label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the False Claims Act, a penalty may be imposed for each false claim, for example, a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off‑label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are, and if any of our product candidates receive regulatory approval, will continue to be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post‑approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post‑marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our product candidates, if approved; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and good clinical practices, or GCPs, for any clinical trials that we conduct post‑approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post‑market requirements or restrictions. Any such restrictions could limit sales of the product.

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

•the potential for so‑called parallel importing, particularly within Europe, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally with EU laws supporting such “free movement of goods” within the EU;

•stricter harmonised EU rules on data privacy particularly in relation to health data than is the case in the United States which are being further toughened with a new regulation coming into force on May 25, 2018;

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

•workforce uncertainty in countries where labor unrest is more common than in the United States and worker rights tend to be stronger;

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

We will need to obtain FDA approval (and that of comparable foreign regulatory authorities) of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Alder Biopharmaceuticals, Inc.; Alkermes plc; Allergan plc; Amgen Inc.; Carbylan Therapeutics, Inc.; Eli Lilly and Company; Flexion Therapeutics, Inc.; Grunenthal GmbH; Janssen Research & Development, LLC; Levolta Pharmaceuticals, Inc.; Otsuka Pharmaceutical Co. Ltd.; OPKO Health, Inc.; Acadia Pharmaceuticals, Inc.; and Intra-Cellular Therapies, Inc.

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

We are not aware of any generic products currently available on the market that are approved for the specific indications that we are pursuing; however, generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, and bupropion, are available and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Recently, the FDA and Congress have also taken steps to encourage increased generic drug competition in the market. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices, and are generally preferred by third‑party payors. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

We currently anticipate that we may be eligible for three years of non‑patent marketing exclusivity in the United States for our product candidates if they are approved. These three years, however, would only protect our modifications in formulation or approved uses in comparison to the reference listed drug and would not prevent other companies from submitting full NDAs, and would not prevent physicians from prescribing other products off-label or third party payors from reimbursing for them. Moreover, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non‑patent protection may not prevent FDA making an approval effective.

Competition that our products may face from generic or similar versions of our products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

AXS‑02 received Orphan Drug Designation from the FDA. However, there is no guarantee that we will receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits for any of our other product candidates that may receive Orphan Drug Designation in the future, including periods of exclusivity.

AXS‑02 received Orphan Drug Designation from the FDA for the treatment of CRPS. Although we are no longer pursuing CRPS, we may also seek Orphan Drug Designation for our other product candidates, as appropriate.

Orphan Drug Designation, however, may be lost if the indications for which we develop any of our future product candidates do not meet the orphan drug criteria. Moreover, following product approval, orphan drug exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan drug exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, subsequent to our Orphan Drug Designation, the FDA granted Orphan Drug Designation to Thar Pharmaceuticals, Inc. for a zoledronic acid‑containing product for the treatment of CRPS. Thar Pharmaceuticals was subsequently acquired by Grunenthal GmbH. Although we are no longer pursuing CRPS, if Grunenthal GmbH or another sponsor had received FDA approval for a zoledronic acid‑containing product for the treatment of CRPS before we had obtained FDA approval for AXS‑02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor had received EMA approval for a zoledronic acid‑containing product for the treatment of CRPS before we had obtained EMA approval for AXS‑02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the European Union for this indication for a period of at least 10 to 12 years.

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

•the clinical indications and labeled claims for which the product is approved;

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

We have never commercialized a product candidate for any indication. Even if any of our current or future product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our current or future product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Even if physicians prescribe our products, third party payors may not consider them cost effective without a significant price concession, which could negatively impact our revenue.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

•the willingness of third party payors to prefer similar but less expensive products even if not approved for our product’s indication;

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

In addition, once we have an approved product, we will be required to report certain financial interests of our third‑party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA and comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services or otherwise receive compensation from us that could be deemed to impact study outcome, proprietary interests in a product candidate, certain company equity interests, or significant payments of other sorts.

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

In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA and comparable foreign regulatory authorities that are applicable to both finished drug products and active pharmaceutical ingredients used both for clinical and commercial supply, through its facilities inspection program. Our manufacturers must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our marketing applications to the agency and comparable foreign regulatory authorities. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment; suspension or restrictions of production; suspension, delay, or denial of product approval or supplements to approved products; clinical holds or termination of clinical studies; warning or untitled letters; regulatory authority communications warning the public about safety issues with the drug; refusal to permit the import or export of the products; product seizure, detention, or recall; suits under the civil False Claims Act; corporate integrity agreements; consent decrees; or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

Additionally, if a third party errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability and potentially cause government programs to overpay providers for our products.

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

We are dependent on third parties to decide to utilize our product candidates to make them readily available at the point of care throughout their networks of pharmacies.

In addition to extensive internal efforts, the successful commercialization of our product candidates will require many third parties, over whom we have no control, to decide to utilize our product candidates, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. Generally, before an HMO or long-term care facility will acquire any of our product candidate for its own pharmacies, or a PBM will pay retail network pharmacies on behalf of its health plans, any such product candidates must be approved for addition to that organization’s list of approved drugs, or formulary list, by the organization’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. PBM P&T committees develop the criteria for plan beneficiaries to access prescription medication, including such cost control measures as step therapy and prior authorization. The frequency of P&T committee meetings varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, P&T committees may be concerned that the cost of acquiring any of our product candidates for use in their institutions or reimbursing retail pharmacies outweighs clinical benefits and will resist efforts to add any such product candidate to the formulary, or implement restrictions on the usage of the drug in order to control costs. Third party payors often have tiered formularies in which the non-preferred drugs have significantly higher co-pays, causing prescription rejections, and define therapeutic class broadly to increase competition for preferred status. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to maintain and grow sales of any of our product candidates.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third-party challenges, our patent and trade secret protection for any of our current and future product candidates that we may develop, license, or acquire, and the related manufacturing methods. We will only be able to fully protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

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

In April 2017, we responded to and opposed Grunenthal's petition for post-grant review of the '239 patent. In July 2017, the PTAB issued a decision in which it refused to institute a post-grant-review of the '239 patent on the grounds of novelty, obviousness, or enablement. The PTAB ruled that Grunenthal had not established that it is more likely than not that the stated prior art would have rendered the claims of the '239 patent obvious or not novel, and that Grunenthal had failed to demonstrate that it is more likely than not that the claims are unpatentable for lack of enablement. However, a post-grant review was instituted on the ground of written description. The PTAB further ordered that the post-grant review for the '239 patent be limited to written description and that no other grounds of unpatentability are authorized for post-grant review. In October 2017, we responded to the PTAB decision to institute a post-grant review. We cannot predict what the outcomes of the proceedings for the '239 patent will be.  In August 2017, we responded to and opposed the petition for the '862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the '862 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. In February 2018, we responded to and opposed the petition for the '268 patent. The PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the '268 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. Additionally, we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged, or that Grunenthal will not file any additional petitions for post-grant review with respect to any of our current or future product candidates. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal state, and foreign healthcare laws, including fraud and abuse and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K, such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

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

For example, legislative changes have been proposed and adopted since enactment of the Affordable Care Act, or ACA, in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which became effective on April 1, 2013, and significant reductions to Medicare payment to certain safety net hospitals for outpatient drugs purchased under the “340B” drug discount program, effective January 1, 2018. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, on our results of operations.

In January 2017, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by the current administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the current administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in December 2017, the current administration signed into law legislation that repealed the individual mandate in the ACA and increased manufacturer liability for payment on behalf of Medicare Part D beneficiaries during the coverage gap. Congress also could consider additional legislation to repeal and replace elements of the ACA.

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is increasing focus on the price of drugs, and states such as California have begun enacting transparency laws aimed at curbing drug price increases. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required label drug product with a product identifier, and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Compliance with the federal track and trace requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits, or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations..

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

As of March 2, 2018, we had only 25 full‑time employees and 4 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•continue the hiring and training of personnel for an effective commercial organization in anticipation of the potential approval of our product candidates, and establish appropriate systems, policies and infrastructure to support that organization;

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

As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Global Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Despite our implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed.

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

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for our product candidates;

•any delay or refusal on the part of the FDA in approving an NDA for any of our current and future product candidates;

•the commercial success of any of our current and future product candidates, if approved by the FDA;

•results of clinical trials of any of our current and future product candidates or those of our competitors;

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

•data or security breaches;

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

•if any of our current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection, and related commercial activities;

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

•regulatory developments affecting our current and future product candidates, or the product candidates of our competitors; and

•if any of our current or future product candidates receive regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

As of March 2, 2018, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43.4% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of March 2, 2018, we have outstanding 25,492,992 shares of common stock and 4,414,787 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 17,442,851 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S-8 registering the issuance of 5,257,843 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, and any proceeds from sales pursuant to the Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to our “at-the-market” sales agreement with Leerink Partners LLC, or the Sales Agreement, if any, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from those capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any. Pending their use, we may invest the net proceeds from our capital raises, including our March 2017 public offering and December 2017 registered direct offering, in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2017, we had U.S. net operating loss carryforwards of approximately $61 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2033 if we have not used them prior to that time. Net operating loss carry forwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our March 2017 public offering and December 2017 registered direct offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Global Market since March 3, 2017 under the symbol “AXSM”.  Prior to that, our common stock was listed on the Nasdaq Capital Market since November 19, 2015, under the symbol “AXSM.”. Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	High	Low

Year Ended December 31, 2017
Fourth Quarter	$6.45	$4.40
Third Quarter	$6.40	$4.45
Second Quarter	$6.09	$3.53
First Quarter	$7.10	$3.55

Year Ended December 31, 2016
Fourth Quarter	$9.11	$5.25
Third Quarter	$8.35	$6.85
Second Quarter	$12.69	$6.06
First Quarter	$15.74	$5.37

Common Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from November 19, 2015, which is the date our common stock first began trading on the Nasdaq Capital Market, through December 31, 2017 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 19, 2015, in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and assumes reinvestment of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Holders

The number of record holders of our common stock as of March 2, 2018 was 30. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

As of December 31, 2017, we have spent $45.5 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trials for AXS-02 and AXS-05, as well as general working capital purposes, which represents all of the funds raised in our IPO.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 19, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2017, 2016 and 2015 and Balance Sheet Data as of December 31, 2017, 2016 and 2015, as set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2017	2016	2015

Statements of operations data:
Operating expenses:
Research and development	$19,957,616	$21,199,860	$6,776,987
General and administrative	7,206,691	6,343,648	2,419,289
Total operating expenses	27,164,307	27,543,508	9,196,276
Loss from operations	(27,164,307)	(27,543,508)	(9,196,276)
Interest and amortization of debt discount expense	(1,340,199)	(132,424)	(736,048)
Tax credit	207,114	474,279	—
Change in fair value of warrant liability	(646,000)	—	(108,539)
Change in fair value of embedded derivative liabilities	—	—	274,800
Loss on extinguishment of debt	—	—	(2,444,516)
Net loss	$(28,943,392)	$(27,201,653)	$(12,210,579)
Weighted average common shares outstanding—basic and diluted	22,764,606	19,150,690	11,945,318
Net loss per common share—basic and diluted	$(1.27)	$(1.42)	$(1.02)

	As of December 31,
	2017	2016	2015

Balance sheet data:
Cash	$34,021,123	$36,618,497	$48,036,260
Total assets	35,555,564	38,212,608	49,076,156
Total current liabilities	12,175,336	7,170,712	2,631,895
Loan payable, long-term, net of discounts	6,663,005	9,470,445	—
Accumulated deficit	(76,584,843)	(47,641,451)	(20,439,798)
Total stockholders’ equity	$16,717,223	$21,571,451	$46,444,261

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes five CNS product candidates, AXS‑05, AXS-09, AXS‑02, AXS-07, and AXS-06 which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. Additionally, AXS-05 is being developed for smoking cessation. AXS-09 is being developed for CNS disorders. We are also conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS-02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. AXS-07 is initially being developed for the acute treatment of migraine. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastric ulcers. Additionally, we are currently evaluating other preclinical product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS‑05, is an innovative oral fixed‑dose combination of dextromethorphan, or DM, and bupropion. We are developing AXS‑05 initially for the following three indications: TRD, agitation associated with AD, and as an aid to smoking cessation. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors providing the potential for an additive or synergistic effect. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is a novel, oral medicine combination of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion,equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS‑02, disodium zoledronate tetrahydrate, is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are initially developing AXS‑02 for the treatment of pain in the following two conditions: knee OA associated with BMLs and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We have successfully completed a Phase 1 trial of AXS‑02 to characterize the pharmacokinetics of zoledronic acid and its effects on markers of bone resorption after oral administration of AXS‑02. The results of our Phase 1 trial demonstrated that oral administration of AXS‑02 tablets resulted in rapid absorption of zoledronic acid, which is the active molecule in AXS‑02 and the free acid form of disodium zoledronate tetrahydrate, and substantial suppression of bone resorption markers, which are proteins indicative of bone tissue breakdown. We intend to seek FDA approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway.

AXS-07, is a novel, oral, fixed-dose combination of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-06, is a novel, oral, non-opioid, fixed-dose combination of MoSEIC™ meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial's primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS 06 utilizing the 505(b)(2) regulatory development pathway.

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

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement.  As discussed in greater detail elsewhere in this Annual Report on Form 10-K, because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the additional $10.0 million in additional term loan advances expired.

In March 2017, we completed an underwritten public offering, whereby we sold 4,304,813 shares of our common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, we entered into a sales agreement, or the “Sales Agreement”, with Leerink Partners LLC or "Leerink", pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. Gross sales of $0.1 million were made under the Sales Agreement during the year ended December 31, 2017.

In December 2017, we completed a registered direct offering priced at the market, whereby we sold 1,783,587 shares of our common stock and warrants to purchase up to an aggregate of 1,783,587 shares of its common stock at a combined purchase price of $5.325 per share. Additionally, we issued warrants to the placement agent to purchase 107,015 shares of our common stock at an exercise price of $6.6562 per share. We received gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses.

Our ability to become profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and successfully commercialize one of our product candidates.

We have incurred significant operating and net losses since inception. We incurred net losses of $28.9 million, $27.2 million, and $12.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our accumulated deficit as of December 31, 2017 was $76.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, AXS-06, AXS-07, AXS-09, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2017, 2016 and 2015:

	Year ended
	December 31,
	2017	2016	2015

AXS-02	$6,775,736	$9,414,980	$3,737,421
AXS-05	9,780,593	8,444,618	678,273
AXS-06	480,425	353,957	182,744
AXS-07	180,255	—	—
Other research and development	2,126,978	1,870,679	1,555,648
Stock-based compensation	613,629	1,115,626	622,901
Total research and development expenses	$19,957,616	$21,199,860	$6,776,987

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

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense primarily consists of cash interest and non‑cash costs related to our term loan with SVB, which was entered into in 2016, as well as cash and non-cash interest costs related to the convertible debt we had outstanding in 2015. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount expense also includes the amortization of the premium recognized due to extinguishment of debt, as well as interest income earned on cash.

Tax Credit

The tax credits represent the receipt of the New York City Biotechnology Tax Credit, or NYC Biotech credit, and receipt by Axsome Therapeutics Australia PTY, LTD, our Australian subsidiary, of the Australia Tax Incentive Credit, related to allowable research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability

The warrants to purchase our common stock issued as part of the registered direct stock offering in December 2017 and warrants to purchase our common stock issued to the placement agent in connection with our convertible notes issued in 2014 were classified as a warrant liability and recorded at fair value.  The warrant liability was subject to re‑measurement at each balance sheet date and any change in fair value was recognized in our statements of operations as a change in fair value of the warrant liability.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2017, we do not believe any material uncertain tax positions are present.

As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $61 million which will begin expiring in 2033.

Utilization of the net operating losses may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses before we can use them. We have recorded a valuation allowance on all of our deferred tax assets.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act, or the Act, into law. Effective January 1, 2018, among other changes, the Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss, or NOL, carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax, or AMT, and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.  The impact on our financial statements for the period ended December 31, 2017 is immaterial, primarily because we have a valuation allowance on deferred tax assets in the U.S.

Stock‑based compensation

For stock options issued to employees and members of the board of directors for their services, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of our common stock, the risk-free interest rate, the estimated life of the option, the closing market price of our common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we recognize expense for equity awards expected to vest and account for forfeitures as they occur. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year ended
	December 31,
	2017	2016

Operating expenses:
Research and development	$19,957,616	$21,199,860
General and administrative	7,206,691	6,343,648
Total operating expenses	27,164,307	27,543,508
Loss from operations	(27,164,307)	(27,543,508)
Interest and amortization of debt discount expense	(1,340,199)	(132,424)
Tax credit	207,114	474,279
Change in fair value of warrant liability	(646,000)	—
Net loss	$(28,943,392)	$(27,201,653)

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2017 were $20.0 million, compared to $21.2 million for the year ended December 31, 2016, a decrease of $1.2 million. The decrease was primarily due to the lower costs of our previously initiated clinical trials, offset by the initiation of our ADVANCE-1 study as well as an increase in personnel costs and stock compensation expense. We expect our research and development expenses to decrease modestly in 2018. This decrease will be driven by the pause in screening of our COAST-1 trial and cessation of the CREATE-1 study offset by continued enrollment in our STRIDE-

1 and ADVANCE-1 studies, initiation of a Phase 2 study in smoking cessation for AXS-05 and the initiation of a migraine study for AXS-07.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2017 were $7.2 million, as compared to $6.3 million for the year ended December 31, 2016, an increase of $0.9 million. The increase was primarily due to higher intellectual property costs, stock compensation expense and placement agent expenses associated with our registered direct offering completed in December 2017. We anticipate that our general and administrative expenses will decrease modestly in 2018.

Interest and Amortization of Debt Discount Expense.  Interest and amortization of debt discount expense for the year ended December 31, 2017 was $1.3 million, as compared to $0.1 million for the year ended December 31, 2016, an increase of $1.2 million. The increase was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB which began in November 2016.

Tax Credit.  During the year ended December 31, 2017, the income of $0.2 million represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2016 research and development expenses for our product candidates.  In 2016, we received the NYC Biotech credit in the amount of $0.5 million related to the research and development expenses of our product candidates.

Change in Fair Value of Warrant Liability.  We recorded expense related to the change in fair value of our warrant liability for the year ended December 31, 2017 of $0.6 million.  There was no warrant liability recorded during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Operating expenses:
Research and development	$21,199,860	6,776,987
General and administrative	6,343,648	2,419,289
Total operating expenses	27,543,508	9,196,276
Loss from operations	(27,543,508)	(9,196,276)
Interest and amortization of debt discount expense	(132,424)	(736,048)
Tax credit	474,279	—
Change in fair value of warrant liability	—	(108,539)
Change in fair value of embedded derivative liabilities	—	274,800
Loss on extinguishment of debt	—	(2,444,516)
Net loss	$(27,201,653)	(12,210,579)

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

Interest and Amortization of Debt Discount Expense.  Interest and amortization of debt discount expense for the year ended December 31, 2016 was $0.1 million, as compared to $0.7 million for the year ended December 31, 2015, a decrease of $0.6 million. In 2016, the expense was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB. In 2015, the expense was non-cash interest expense related to our then-outstanding convertible notes.

Tax Credit.  During the year ended December 31, 2016, we received the NYC Biotech credit in the amount of $0.5 million related to the research and development expenses of our product candidates. There was no tax credit received during the year ended December 31, 2015.

Change in Fair Value of Warrant Liability.  There was no warrant liability recorded during the year ended December 31, 2016. We recorded expense related to the change in fair value of our warrant liability for the year ended December 31, 2015 of $0.1 million.

Change in Fair Value of Embedded Derivative Liabilities.  There was no embedded derivative liability recorded during the year ended December 31, 2016. We recorded income related to the change in fair value of our embedded derivative liabilities of $0.3 million for the year ended December 31, 2015.

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

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. As discussed elsewhere in this Annual Report on Form 10-K, because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. As discussed in greater detail below, we completed an offering of common stock in March 2017, entered into a sales agreement pursuant to which we may sell shares of our common stock from time to time in an at-the-market offering in October 2017, and completed a registered direct offering priced at the market in December 2017, each utilizing the 2016 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2016 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In March 2017, we completed an underwritten public offering, whereby we sold 4,304,813 shares of our common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, we entered into the Sales Agreement with Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. Gross sales of $0.1 million were made under the Sales Agreement during the year ended December 31, 2017.

In December 2017, we completed a registered direct offering priced at the market, whereby we sold an aggregate of $9.5 million worth of units, or Units, at a purchase price of $5.325 per Unit, with each Unit consisting of (i)one share of our common stock, and (ii) a warrant to purchase one share of our common stock, or Common Warrant, at an exercise price equal to $5.25 per share. We sold an aggregate of 1,783,587 Units in the offering for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, we issued warrants to purchase up to 107,015 shares of our common stock at an exercise price of $6.6562 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the offering, which we refer to as the Placement Agent Warrants. The Placement Agent Warrants have the same terms as the Common Warrants, except for the difference in exercise price noted above.

At December 31, 2017, we had cash of $34.0 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the third quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2017	2016	2015

Net cash (used in) provided by:
Operating activities	$(26,471,652)	$(21,281,304)	$(7,438,991)
Investing activities	(9,898)	(104,561)	(20,195)
Financing activities	23,884,176	9,968,102	52,877,631
Net increase (decrease) in cash	$(2,597,374)	$(11,417,763)	$45,418,445

Operating Activities.  Net cash used in operating activities for the year ended December 31, 2017 was $26.5 million as compared to $21.3 million for the year ended December 31, 2016. The increase of $5.2 million in net cash used was primarily related to a reduction in accounts payable and accrued expenses, an increase in general and administrative expenses, which includes $0.2 million in placement agent expense associated with our registered direct offering in December 2017, the change in the fair value of warrants, and interest and amortization of debt issuance costs related to our term loan with SVB.

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

Investing Activities.  Cash used in investing activities for the purchase of equipment was less than $0.1 million for the year ended December 31, 2017 and $0.1 million for the year ended December 31, 2016. Cash used in investing activities was less than $0.1 million for the year ended December 31, 2015.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2017 was $23.9 million, which included the net proceeds from the sale of common stock in the March 2017 public offering of

$14.8 million, the December 2017 registered direct offering of $8.8 million, $0.1 million in proceeds from sales made through at-the-market offerings, as well as $0.5 million from the exercise of options and warrants, partially offset by principal repayment on our term loan of $0.3 million. Net cash provided by financing activities for the year ended December 31, 2016 was $10.0 million, which consisted of the net proceeds received from the term loan with SVB. Net cash provided by financing activities for the year ended December 31, 2015 was $52.9 million, which included the net proceeds of $45.5 million received from our IPO in November 2015 as well as net proceeds of $7.4 million received from convertible notes issued in 2015.

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

•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2017:

		Less than			More than
(in thousands)	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$10,977,708	$4,055,069	$6,922,639	$—	$—
Total contractual obligations	$10,977,708	$4,055,069	$6,922,639	$—	$—

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We are scheduled to make interest only payments on the loan until December 1, 2017, which period may be extended under certain circumstances. Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones.  Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

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

In connection with the loan, SVB and Life Science Loans, LLC, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standards Update, or “ASU” No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018. The adoption of the guidance is not anticipated to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued No. ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt this guidance effective January 1, 2018. The adoption of the guidance is not anticipated to have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $34.0 million as of December 31, 2017. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2017 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 7, 2018

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Current assets:
Cash	$34,021,123	$36,618,497
Prepaid and other current assets	1,278,418	1,380,560
Total current assets	35,299,541	37,999,057
Equipment, net	68,071	100,730
Other assets	187,952	112,821
Total assets	$35,555,564	$38,212,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,435,456	$4,081,173
Accrued expenses and other current liabilities	2,679,534	2,820,377
Loan payable, current portion	3,269,346	269,162
Warrant liability	2,791,000	—
Total current liabilities	12,175,336	7,170,712
Loan payable, long-term	6,663,005	9,470,445
Total liabilities	18,838,341	16,641,157
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 25,492,992 and 19,158,417 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	2,549	1,916
Additional paid-in capital	93,299,517	69,210,986
Accumulated deficit	(76,584,843)	(47,641,451)
Total stockholders’ equity	16,717,223	21,571,451
Total liabilities and stockholders’ equity	$35,555,564	$38,212,608

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016	2015

Operating expenses:
Research and development	$19,957,616	$21,199,860	$6,776,987
General and administrative	7,206,691	6,343,648	2,419,289
Total operating expenses	27,164,307	27,543,508	9,196,276
Loss from operations	(27,164,307)	(27,543,508)	(9,196,276)
Interest and amortization of debt discount expense	(1,340,199)	(132,424)	(736,048)
Tax credit	207,114	474,279	—
Change in fair value of warrant liability	(646,000)	—	(108,539)
Change in fair value of embedded derivative liabilities	—	—	274,800
Loss on extinguishment of debt	—	—	(2,444,516)
Net loss	$(28,943,392)	$(27,201,653)	$(12,210,579)
Net loss per common share, basic and diluted	$(1.27)	$(1.42)	$(1.02)
Weighted average common shares outstanding, basic and diluted	22,764,606	19,150,690	11,945,318

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance at December 31, 2014	11,108,144	$1,111	$5,025,533	$(8,229,219)	$(3,202,575)
Stock-based compensation	—	—	803,279	—	803,279
Issuance of common stock in initial public offering, net of expenses	5,666,667	567	45,505,934	—	45,506,501
Issuance of common stock upon conversion of convertible notes	2,374,606	237	15,302,624	—	15,302,861
Reclassification of warrant liability	—	—	244,774	—	244,774
Net loss	—	—	—	(12,210,579)	(12,210,579)
Balance at December 31, 2015	19,149,417	1,915	66,882,144	(20,439,798)	46,444,261
Stock-based compensation	—	—	2,031,418	—	2,031,418
Proceeds from exercise of options	9,000	1	33,029	—	33,030
Issuance of warrants	—	—	264,395	—	264,395
Net loss	—	—	—	(27,201,653)	(27,201,653)
Balance at December 31, 2016	19,158,417	1,916	69,210,986	(47,641,451)	21,571,451
Stock-based compensation	—	—	2,072,210	—	2,072,210
Issuance of common stock upon exercise of options	88,922	9	316,710	—	316,719
Issuance of warrants	129,149	13	167,881	—	167,894
Issuance of common stock upon financing	6,116,504	611	21,531,730	—	21,532,341
Net loss	—	—	—	(28,943,392)	(28,943,392)
Balance at December 31, 2017	25,492,992	$2,549	$93,299,517	$(76,584,843)	$16,717,223

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(28,943,392)	$(27,201,653)	$(12,210,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,072,210	2,031,418	803,279
Amortization of debt discount	470,521	68,930	42,202
Amortization of debt issuance costs	—	—	7,757
Non-cash interest expense	—	—	698,826
Change in fair value of warrants	646,000	—	108,539
Change in fair value of embedded derivative liabilities	—	—	(274,800)
Loss on extinguishment of debt	—	—	2,444,516
Depreciation	42,557	20,484	3,542
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102,143	(383,942)	(870,673)
Other assets	(75,131)	(86,196)	(26,625)
Accounts payable	(645,717)	2,188,810	1,134,204
Accrued expenses and other current liabilities	(140,843)	2,080,845	700,821
Net cash used in operating activities	(26,471,652)	(21,281,304)	(7,438,991)
Cash flows from investing activities
Purchases of equipment	(9,898)	(104,561)	(20,195)
Net cash used in investing activities	(9,898)	(104,561)	(20,195)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	7,382,468
Proceeds from issuance of term loan	—	10,000,000	—
Payment of debt issuance costs	—	(64,928)	(12,489)
Repayment of principal on term loan	(277,778)	—	—
Proceeds from issuance of initial public offering, net	—	—	45,549,121
Proceeds from issuance of common stock upon financing, net	23,677,341	—	—
Proceeds from issuance of common stock upon exercise of warrants	167,894	33,030	—
Proceeds from issuance of common stock upon exercise of options	316,719	—	—
Payment of loan from related party	—	—	(41,469)
Net cash provided by financing activities	23,884,176	9,968,102	52,877,631
Net (decrease) increase in cash	(2,597,374)	(11,417,763)	45,418,445
Cash at beginning of period	36,618,497	48,036,260	2,617,815
Cash at end of period	$34,021,123	$36,618,497	$48,036,260
Supplemental disclosures of non-cash financing activity:
Establishment of warrant liabilities in connection with common stock issuance	$2,145,000	$—	$—
Issuance of warrants in connection with debt financing	$—	$264,395	$—
Conversion of convertible notes to common stock	$—	$—	$15,302,861

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1.Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical stage biopharmaceutical company developing novel therapies for central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s product candidate portfolio includes five product candidates, AXS‑05, AXS-09, AXS-02, AXS-07, and AXS‑06, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware and now has operations in the United States and Australia.

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

In connection with the completion of the Company’s initial public offering (“IPO”) on November 24, 2015, the Company’s stockholders approved an amended and restated Certificate of Incorporation, in which its authorized capital stock consists of 150,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, the Company had an accumulated deficit of $76.6 million.

In November 2015, the Company completed its IPO, whereby it sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In November 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. The Company did not achieve the conditional criteria to access the second and third tranches before the specified dates and the $10.0 million in additional term loan advances have expired.

In March 2017, the Company completed an underwritten public offering, whereby it sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. Gross sales of $0.1 million were made under the Sales Agreement during the year ended December 31, 2017.

In December 2017, the Company completed a registered direct offering priced at the market, whereby it sold 1,783,587 shares of common stock and warrants to purchase up to an aggregate of 1,783,587 shares of its common stock at a combined purchase price of $5.325 per share. The Company received gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses.

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

As of December 31, 2017, the Company had $34.0 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the third quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at December 31, 2017 and 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2017, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2017, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock‑Based Compensation

For stock options issued to employees and members of the Company’s board of directors for their services, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company recognizes expense for equity awards expected to vest and accounts for forfeitures as they occur. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

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

Tax Credit

The tax credit represents the receipt of the New York City Biotechnology Tax Credit, or NYC Biotech credit, and receipt by Axsome Therapeutics Australia PTY, LTD, our Australian subsidiary, of the Australia Tax Incentive Credit, related to our research and development expenses incurred for our product candidates. These expenses were incurred in prior periods and therefore the grant income was recorded when the funds were received.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2017, 2016, and 2015.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and the adoption of the guidance is not anticipated to have a material impact on the Company’s financial statements.

               In May 2017, the FASB issued No. ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company will adopt this guidance effective January 1, 2018 and the adoption of the guidance is not anticipated to have a material impact on the Company’s financial statements.

Note 3.Fair Value Measurements

2017 Warrants associated with Registered Direct Offering

In accordance with ASC820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are unobservable for the asset or liability.

In connection with the Company’s December 4, 2017 registered direct offering (the “Registered Direct Offering”), the Company issued common stock warrants (“Common Warrants”) to certain investors to purchase an aggregate of 1,783,587 shares of its common stock.  The Common Warrants are exercisable at $5.25 per share and expire on December 11, 2018.  Additionally, as part of the Registered Direct Offering, the Company issued warrants (the “Placement Agent Warrants’) to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock.  The Placement

Agent Warrants are exercisable at $6.6562 and expire on December 11, 2018. The Common Warrants and Placement Agent Warrants were analyzed and it was determined that they require liability treatment.  Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The fair value of the Common Warrants at December 4, 2017, the date these warrants were issued, and December 31, 2017 were determined to be approximately $2,064,000 and $2,683,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $5.00 and $5.60, respectively; (2) a risk-free rate of 1.66% and 1.76%, respectively; and (3) an expected volatility of 61% and 62%, respectively. The fair value of the Common Warrants were reported as a warrant liability on the balance sheet and the change in the fair value between December 4, 2017 and December 31, 2017 is reported as a change in fair value of the warrant liability on the statement of operations.

The fair value of the Placement Agent Warrants at December 4, 2017, the date these warrants were issued, and December 31, 2017 were determined to be approximately $81,000 and $108,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $5.00 and $5.60, respectively; (2) a risk-free rate of 1.66% and 1.76%, respectively; and (3) an expected volatility of 61% and 62%, respectively. The fair value of the Placement Agent Warrants were reported as a warrant liability on the balance sheet and the change in the fair value between December 4, 2017 and December 31, 2017 is reported as a change in fair value of the warrant liability on the statement of operations.

Level 3 Fair Value Sensitivity

Warrant liability

As of December 31, 2017, the fair value of the warrant liability utilizes inputs including: share price, expected volatility and risk-free rate.

•	A 10% plus/minus change in share price will result in an estimated increase/decrease of $0.7 million in the value of the warrant liability,
•	A 10% plus/minus change in the expected volatility will result in an estimated increase/decrease of $0.2 million in the value of the warrant liability, and
•	A 10% plus/minus change in the risk-free interest rate will result in an immaterial change in the value of the warrant liability.

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2017, 2016, and 2015:

December 31, 2017	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability	$—	$2,145,000	$646,000	$—	$2,791,000
Embedded derivative liabilities	—	—	—	—	—
Total	$—	$2,145,000	$646,000	$—	$2,791,000

December 31, 2016	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability	$—	$—	$—	$—	$—
Embedded derivative liabilities	—	—	—	—	—
Total	$—	$—	$—	$—	$—

December 31, 2015	Beginning of period	Issuances	Change in fair value (3)	Extinguishments	End of period
Warrant liability (1)	$136,235	$—	$108,539	$(244,774)	$—
Embedded derivative liabilities (2)	496,400	871,000	(274,800)	(1,092,600)	—
Total	$632,635	$871,000	$(166,261)	$(1,337,374)	$—

(1)    Prior to the close of the Company’s IPO on November 24, 2015, the Company considered its convertible note related warrant liability as a Level 3 financial instrument. On the grant date and in subsequent periods, the Company estimated the fair value of the warrant liability using the Black‑Scholes option pricing model, which requires inputs such as the expected volatility based on comparable public companies, the estimated fair value of the common stock, and the estimated time to liquidity. The Company determined the fair value of the liability immediately prior to the Company’s IPO and then reclassified the balance to additional paid-in capital upon the closing of the IPO. Immediately prior to the close of the Company’s IPO, the following inputs were used for the warrant liability:

Immediately prior to close of IPO

Expected volatility based on comparable public companies	70%
Estimated fair value of the common stock	$9.20
Remaining contractual term	4 years

(2)    Prior to the amendment of the Company’s outstanding convertible notes in September 2015, the Company considered its convertible note related embedded derivative liabilities as Level 3 financial instruments. The fair value of the embedded derivative liabilities related to the Company’s outstanding convertible notes was estimated on the grant date and at each reporting period using a probability weighted estimated returns method, which incorporated the “with‑and‑without” method to bifurcate the embedded derivatives. The amendment was deemed to be a substantive change and resulted in extinguishment accounting, which included the extinguishment of the embedded derivative liabilities. The Company used three different exit scenarios in valuing the embedded derivative liabilities: an initial public offering, a private equity financing, and a liquidation. A Monte Carlo simulation was run for the exit scenario immediately prior to the effective date of the note amendment, with the following inputs:

Immediately prior to
note amendment

Expected volatility based on comparable public companies	70%
Estimated time to liquidity	0.1 - 0.2 years

(3)    The change in the fair values of the warrant and embedded derivative liabilities are recorded in the statements of operations.

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2017	2016	2015

Basic and diluted net loss per common share:
Net loss	$(28,943,392)	$(27,201,653)	$(12,210,579)
Weighted average common shares outstanding—basic and diluted	22,764,606	19,150,690	11,945,318
Net loss per common share—basic and diluted	$(1.27)	$(1.42)	$(1.02)

The following potentially dilutive securities outstanding at December 31, 2017, 2016, and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2017	2016	2015

Stock options	2,315,638	1,772,050	998,198
Warrants	2,099,149	337,696	272,468
	4,414,787	2,109,746	1,270,666

Note 5.Accrued Expenses

At December 31, 2017 and 2016, accrued expenses consisted of the following:

	December 31,
	2017	2016

Research and development	$1,642,154	$1,693,748
Accrued compensation	704,556	539,290
Other	332,824	587,339
	$2,679,534	$2,820,377

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

No convertible notes were outstanding as of December 31, 2017, 2016 and 2015.

Note 7.Loan and Security Agreement

In November 2016, the Company entered into a $20.0 million Term Loan Agreement (“Term Loan”) with SVB. The three-tranche Term Loan consists of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones.

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and has an interest-only payment period until December 1,2017, which may be extended to May 2018 upon the drawing of the second tranche. Following the interest only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. Because the Company did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired and the Company began to repay principal in December 2017.

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

Interest expense was $869,678 and $116,736 and amortization of the final payment was $346,978 and $49,781 for the years ended December 31, 2017 and 2016, respectively.

Long-term debt and unamortized debt discount balances are as follows:

December 31,
2017

Long-term debt	$9,722,222
Less debt discount, net of current portion	274,116
Long-term debt, net of debt discount	9,996,338
Less current portion of long-term debt	(3,333,333)
Loan payable, long-term	$6,663,005
Current portion of long-term debt	3,333,333
Current portion of debt discount	(63,987)
Loan payable, current portion	$3,269,346

In connection with the Term Loan, SVB and Life Science Loans, LLC (“the lenders”) received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $123,543 and $19,149 for the years ended December 31, 2017 and 2016, respectively.

Scheduled principal payments on outstanding debt, as of December 31, 2017, are as follows:

2018	$3,333,333
2019	3,333,333
2020	3,055,556
$9,722,222

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

In October 2017, the Company entered into the Sales Agreement with Leerink , pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. Gross sales of $0.1 million were made under the Sales Agreement during the year ended December 31, 2017.

In December 2017, the Company completed the Registered Direct Offering, whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of the Company’s common stock, and (ii) a Common Warrant at an exercise price equal to $5.25 per share. The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, the Company issued 107,015 Placement Agent Warrants. The Company incurred issuance costs associated with the Units offering of $745,856, which included $81,000 related to issuance of 107,015 Placement Agent Warrants, of which, $583,768 was allocated to the common stock sold and was recorded as a reduction to equity. The remaining amount was allocated to the Common Warrants and was expensed. The Placement Agent Warrants have the same terms as the Common Warrants, except for the exercise price of $6.6562 per share.

Each of the warrants issued in December 2017, in connection with the Registered Direct Offering are liabilities pursuant to ASC 815 as registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability. The initial fair value of the Common Warrants and Placement Agent Warrants was estimated to be approximately $2,145,000 and was deducted from the gross proceeds of the Unit offering with the residual amount recorded to equity.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 1, 2016, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which the Company refers to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in March 2017, entered into a sales agreement in October 2017 pursuant to which the Company may sell shares of its common stock from time to time in an at-the-market offering and sold shares of its common stock and warrants (as described above) in the Registered Direct Offering priced at the market in December 2017 utilizing the 2016 Shelf Registration Statement. In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the "2013 Plan"), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2017, there were 2,852,551 shares available for future grant under the 2015 Plan.

Stock Options

The following table summarizes stock option activity as of December 31, 2017:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2016	1,772,050	$5.74
Granted	847,510	5.24
Exercised	(88,922)	3.56
Forfeited	(101,497)	6.69
Expired	(113,503)	6.30
Outstanding at December 31, 2017	2,315,638	$5.57	8.2	$2,385,761
Vested and expected to vest at December 31, 2017	2,309,469	$5.58	8.2	$2,359,235
Exercisable at December 31, 2017	1,190,135	$4.78	7.5	$2,042,324

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The Company periodically remeasures the fair value of stock‑based awards issued to non‑employees and records the expense over the requisite service period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2017, 2016 and 2015 is as follows:

Black-Scholes option valuation assumptions	2017				2016				2015

Risk-free interest rates	1.6	-	2.2%		0.9	-	2.0%		0.7	-	1.9%
Dividend yield		—				—				—
Volatility	73	-	77%		69	-	75%		67	-	71%
Weighted average expected term	3.50	-	6.12	years	3.25	-	6.25	years	2.5	-	6	years

The weighted average valuation date fair value of options granted was $3.06, $5.13, and $4.21 per option for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $4.1 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.7 years. These amounts do not include 47,153 options outstanding as of December 31, 2017, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Research and development	$613,629	$1,115,626	$622,901
General and administrative	1,458,581	915,792	180,378
	$2,072,210	$2,031,418	$803,279

Performance‑Based Awards

During the year ended December 31, 2017, the Company issued 20,650 performance-based awards, with a weighted average exercise price of $5.70, to employees that vest upon completion of certain clinical events.  The Company issued no performance-based awards during the year ended December 31, 2016.  During the year ended December 31, 2015, the Company issued 81,346 options with a weighted average exercise price of $6.47, to employees and non‑employees that vest upon the completion of certain clinical and corporate events. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $59,424, $604,866, and $283,394, respectively, as expense related to performance‑based awards.

Note 9. Warrants

As of December 31, 2017, the Company had outstanding warrants to purchase 2,099,149 shares of common stock. The following table summarizes warrant activity as of December 31, 2017, 2016 and 2015:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2014	230,409	$1.30
Issued	42,059	5.94
Outstanding at December 31, 2015	272,468	2.02
Issued	65,228	7.41
Outstanding at December 31, 2016	337,696	3.06
Issued	1,890,602	5.33
Exercised	(129,149)	1.30
Outstanding at December 31, 2017	2,099,149	$5.21

In connection with the the Registered Direct Offering, the Company issued Common Warrants and Placement Agent Warrants to purchase 1,783,587 shares and 107,015 shares of common stock, respectively, with an exercise price of $5.25 per share and $6.6562 per share, respectively, which are exercisable from the date of issuance until December 11, 2018. The Common Warrants and Placement Agent Warrants were classified as warrant liabilitity.  See Note 3, “Fair Value Measurements”, for the fair value calculations of the warrant liability.

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

The value of the warrants issued in 2016 of $264,365 was determined using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2016
Risk-free interest rate	1.8%
Dividend yield	—
Volatility	73%
Weighted average contractual term	7 years

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

Note 11. Commitments and Contingencies

Operating Leases

The Company’s offices are located in New York, New York. The Company is not currently under a lease agreement. Rent expense incurred during the years ended December 31, 2017, 2016 and 2015 was $307,557, $254,170, and $127,559.

Note 12. Income Taxes

As of December 31, 2017, the Company had U.S. net operating loss (“NOL”) carryforwards of $61 million, which will expire beginning in 2033. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net federal operating loss carryforward	$12,844,032	$12,747,837
Net foreign operating loss carryforward	49,846	23,293
Net state operating loss carryforward	7,981,812	4,068,086
Non-cash compensation	1,719,315	1,450,620
Research and development credits	5,713,709	3,491,251
Deferred finance costs	44,042	—
Fixed Assets	2,597	—
Accrued expenses	472,004	308,007
Deferred tax asset, excluding valuation allowance	28,827,357	22,089,094
Fixed Assets	—	(19,985)
Less valuation allowance	(28,827,357)	(22,069,109)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016 because the Company’s management has determined that it is more likely than not that these assets will not be realized. The valuation allowance for deferred tax assets was $7,756,147 as of December 31, 2015.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2017	December 31, 2016
U.S. federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	10.0	9.4
Permanent differences	(2.9)	(3.7)
Tax credit	7.7	12.8
US Federal tax rate change - tax reform	(25.4)	—
Change in valuation allowance	(23.4)	(52.5)
Other	—	—
Effective tax rate	—%	—%

The Company is not currently under examination at the federal or state levels and as of the date of the consolidated financial statements there were no known assessments.

Impact of U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (1) reduces the Company’s U.S. federal corporate tax rate from 34 percent to 21 percent, (2) changes the rules relating to net operating loss ("NOL") carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.  The impact on the Company's financial statements for the period ended December 31, 2017 is immaterial, primarily because the Company has a valuation allowance on deferred tax assets in the U.S.  In addition, the Act makes the AMT credit refundable in tax years beginning after 2017.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Tax Act did not have a material impact on our financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax.

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

Note 14. Quarterly Consolidated Financial Data (Unaudited)

	2017
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$7,672,033	$6,750,738	$6,297,416	$6,444,120
Net loss	$(7,995,039)	$(7,084,316)	$(6,433,536)	$(7,430,501)
Net loss per common share, basic and diluted (1)	$(0.41)	$(0.30)	$(0.27)	$(0.31)

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$5,882,865	$6,827,280	$7,207,803	$7,625,560
Net loss	$(5,865,941)	$(6,812,190)	$(7,194,584)	$(7,328,938)
Net loss per common share, basic and diluted (1)	$(0.31)	$(0.36)	$(0.38)	$(0.38)
(1)

Basic and diluted net loss per common share is computed independently for each of the quarters presented. Therefore, the sum of all quarterly basic and fully diluted net loss per common share may not equal the annual basic and diluted net loss per common share.

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

4.6	Form of Warrant (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 4, 2017.)
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

10.9+	John Golubieski Offer Letter, dated July 5, 2017 (Incoporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)
10.10

Form of Purchase Agreement, dated as of November 30, 2017 among Axsome Therapeutics, Inc. and the purchasers thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2017.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2018.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2018

/s/ John Golubieski John Golubieski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 7, 2018

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 7, 2018

/s/ Mark Saad Mark Saad	Director	March 7, 2018

yr
/s/ Myrtle Potter Myrtle Potter	Director	March 7, 2018