Form 10-Q
period 2018-03-31
Axsome Therapeutics, Inc.
filed 2018-05-08
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

25 Broadway 9th Floor New York, New York (Address of principal executive offices)	10004 (Zip Code)

Registrant’s telephone number, including area code:  (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share (Title of Class)	Nasdaq Global Market (Name of Each Exchange on Which Registered)

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

There were 25,685,492  shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 4, 2018.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH  31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$26,632,695	$34,021,123
Prepaid and other current assets	1,121,003	1,278,418
Total current assets	27,753,698	35,299,541
Equipment, net	70,709	68,071
Other assets	114,889	187,952
Total assets	$27,939,296	$35,555,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,874,592	$3,435,456
Accrued expenses and other current liabilities	2,153,051	2,679,534
Loan payable, current portion	3,275,308	3,269,346
Warrant liability	118,000	2,791,000
Total current liabilities	9,420,951	12,175,336
Loan payable, long-term	5,932,191	6,663,005
Total liabilities	15,353,142	18,838,341
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 25,549,892 and 25,492,992 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	2,555	2,549
Additional paid-in capital	93,974,001	93,299,517
Accumulated deficit	(81,390,402)	(76,584,843)
Total stockholders’ equity	12,586,154	16,717,223
Total liabilities and stockholders’ equity	$27,939,296	$35,555,564

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Operating expenses:
Research and development	$4,752,511	$5,985,219
General and administrative	2,410,699	1,686,814
Total operating expenses	7,163,210	7,672,033
Loss from operations	(7,163,210)	(7,672,033)
Interest and amortization of debt discount (expense)	(315,349)	(323,006)
Change in fair value of warrant liability	2,673,000	—
Net loss	$(4,805,559)	$(7,995,039)
Net loss per common share, basic and diluted	$(0.19)	$(0.41)
Weighted average common shares outstanding, basic and diluted	25,501,188	19,537,897

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(4,805,559)	$(7,995,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	534,570	663,615
Amortization of debt discount	108,481	115,645
Change in fair value of warrants	(2,673,000)	—
Depreciation	11,938	10,113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	157,415	201,436
Other assets	73,063	(6,470)
Accounts payable	439,136	659,529
Accrued expenses and other current liabilities	(526,483)	(285,253)
Net cash used in operating activities	(6,680,439)	(6,636,424)
Cash flows from investing activities
Purchases of equipment	(14,576)	(2,899)
Net cash used in investing activities	(14,576)	(2,899)
Cash flows from financing activities
Repayment of principal on term loan	(833,333)	—
Proceeds from issuance of common stock upon financing, net	139,920	14,790,021
Proceeds from issuance of common stock upon exercise of options	—	201,163
Proceeds from issuance of common stock upon exercise of warrants	—	49,269
Net cash (used in) provided by financing activities	(693,413)	15,040,453
Net (decrease) increase in cash	(7,388,428)	8,401,130
Cash at beginning of period	34,021,123	36,618,497
Cash at end of period	$26,632,695	$45,019,627

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical stage biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s product candidate portfolio includes five product candidates, AXS‑05, AXS-09, AXS-02, AXS-07, and AXS‑06, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware and now has operations in the United States and Australia.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March  31, 2018, the Company had an accumulated deficit of $81.4 million.

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

As of March 31, 2018, the Company had $26.6 million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the third quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock‑based compensation expense; the determination of the fair value of the warrants; the accounting for research and development costs; and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at March 31, 2018 or December 31, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2018, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The carrying amounts reported in the accompanying consolidated financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short‑term maturities. The fair value of the warrant liabilities are discussed in Note 3, “Fair Value Measurements.”

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s estimated effective tax rate as of March 31, 2018 was 0%, which differs from the statutory tax rate in effect following the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) becoming effective due to the Company recording a full valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2018, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

The Tax Act, which was enacted in December 2017, reduces the U.S. federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, and creates a territorial-style taxing system. The Tax Act also requires companies to pay a one-time transition tax on accumulated earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings. As of March 31, 2018, the Company has not completed its accounting for all the tax effects associated with the enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recorded a provisional amount during the fourth quarter of 2017. The Company anticipates that the Internal Revenue Service will issue additional guidance related to the impacts of the Tax Act later in 2018. The Company may further adjust the provisional amounts recorded upon completion of its accounting for the tax effects associated with the enactment of the Tax Act and input from anticipated guidance interpreting the Tax Act.

Stock‑Based Compensation

For stock options issued to employees and members of the Company’s board of directors for their services, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company recognizes expense for equity awards expected to vest and accounts for forfeitures as they occur. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company has adopted this guidance effective January 1, 2018 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company has adopted this guidance effective January 1, 2018 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

Note 3.Fair Value Measurements

2017 Warrants associated with Registered Direct Offering

In accordance with Accounting Standards Codificiation (“ASC”) 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are unobservable for the asset or liability.

In connection with the Company’s December 4, 2017 registered direct offering (the “Registered Direct Offering”), the Company issued common stock warrants (“Common Warrants”) to certain investors to purchase an aggregate of 1,783,587 shares of its common stock. The Common Warrants are exercisable at $5.25 per share and expire on December 11, 2018. Additionally, as part of the Registered Direct Offering, the Company issued warrants (the “Placement Agent Warrants’) to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock. The Placement Agent Warrants are exercisable at $6.6562 and expire on December 11, 2018. The Common Warrants and Placement Agent Warrants were analyzed and it was determined that they require liability treatment. Under ASC 815, Derivatives and Hedging, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The fair value of the Common Warrants at March 31, 2018 and December 31, 2017 was determined to be approximately $115,000 and $2,683,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $2.45 and $5.60, respectively; (2) a risk-free rate of 1.99% and 1.76%, respectively; and (3) an expected volatility of 63% and 62%, respectively. The change in the fair value between December 31, 2017 and March 31, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

The fair value of the Placement Agent Warrants at March 31, 2018 and December 31, 2017 were determined to be approximately $3,000 and $108,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $2.45 and $5.60, respectively; (2) a risk-free rate of 1.99% and 1.76%, respectively; and (3) an expected volatility of 63% and 62%, respectively. The change in the fair value between December 31, 2017 and March 31, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

Level 3 Fair Value Sensitivity

Warrant liability

As of March 31, 2018, the fair value of the warrant liability utilizes inputs including: share price, expected volatility and risk-free rate.

•	A 10% plus/minus change in share price will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability,
•	A 10% plus/minus change in the expected volatility will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability, and
•	A 10% plus/minus change in the risk-free interest rate will result in an immaterial change in the value of the warrant liability.

There were no financial liabilities measured at fair value on a recurring basis as of March 31, 2017.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2018:

March 31, 2018	Beginning of period	Issuances	Change in fair value	Extinguishments	End of period
Warrant liability	$2,791,000	$—	$(2,673,000)	$—	$118,000
Total	$2,791,000	$—	$(2,673,000)	$—	$118,000

Note 4. Accrued Expenses and Other Current Liabilities

At March 31, 2018 and December 31, 2017 accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2018	2017

Research and development	$1,697,554	$1,642,154
Accrued compensation	220,746	704,556
Other	234,751	332,824
Total	$2,153,051	$2,679,534

Note 5. Loan and Security Agreement

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

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and had an interest-only payment period until December 1, 2017, which was extendedable to May 2018 upon the drawing of the second tranche. Following the interest-only payment period, the Company began making monthly payments of principal and interest and such payments will continue until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. Because the Company did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired and the Company began to repay principal in December 2017.

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

Interest expense was $206,868 and amortization of the final payment was $76,586 for the three months ended March 31, 2018.

Long-term debt and unamortized debt discount balances are as follows:

March 31,
2018

Long-term debt	$8,888,889
Less debt discount, net of current portion	376,635
Long-term debt, net of debt discount	9,265,524
Less current portion of long-term debt	$(3,333,333)
Loan payable, long-term	$5,932,191
Current portion of long-term debt	3,333,333
Current portion of debt discount	(58,025)
Loan payable, current portion	$3,275,308

In connection with the Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $31,895 for the three months ended March 31, 2018.

Scheduled principal payments on outstanding debt, as of March 31, 2018, are as follows:

2018	$2,500,000
2019	3,333,333
2020	3,055,556
Total	$8,888,889

Note 6. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2018	2017

Basic and diluted net loss per common share:
Net loss	$(4,805,559)	$(7,995,039)
Weighted average common shares outstanding—basic and diluted	25,501,188	19,537,897
Net loss per common share—basic and diluted	$(0.19)	$(0.41)

The following potentially dilutive securities outstanding at March  31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	March 31,
	2018	2017

Stock options	2,760,862	2,144,808
Warrants	2,099,149	299,797
Total	4,860,011	2,444,605

Note 7. Stockholders’ Equity

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

In March 2017, the Company utilized the 2016 Shelf Registration Statement and completed an underwritten public offering, whereby it sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. The Company received approximately $0.2 million in gross proceeds from the sales of its common stock to Leerink under the Sales Agreement during the three months ended March 31, 2018, for cumulative gross proceeds of approximately $0.3 million since entering into the Sales Agreement.

In December 2017, the Company utilized the 2016 Shelf Registration Statement and completed the Registered Direct Offering, whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of the Company’s common stock, and (ii) a warrant to purchase one share of common stock at an exercise price equal to $5.25 per share. The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, the Company issued 107,015 Placement Agent Warrants.

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

Each of the warrants issued in December 2017 in connection with the Registered Direct Offering are liabilities pursuant to ASC 815 because registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability. The initial fair value of the Common Warrants and Placement Agent Warrants was estimated to be approximately $2,145,000 and was deducted from the gross proceeds of the Unit offering with the residual amount recorded to equity.

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

Equity Incentive Plans

There were 2,407,327 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March  31, 2018.

Stock Options

The following table sets forth the stock option activity for the three months ended March  31, 2018:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2017	2,315,638	$5.57
Granted	452,259	2.90
Exercised	—	—
Forfeited	(6,275)	5.70
Expired	(760)	7.35
Outstanding at March 31, 2018	2,760,862	$5.13	8.2	$463,708
Vested and expected to vest at March 31, 2018	2,754,693	$5.14	8.2	$456,613
Exercisable at March 31, 2018	1,409,478	$4.79	7.5	$456,613

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

The weighted average valuation date fair value of options granted was $1.92 and $3.19 per option for the three months ended March 31, 2018 and 2017, respectively. As of March  31, 2018, there was $4.0 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.8 years. These amounts do not include 33,594 options outstanding as of March  31, 2018, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three months ended March  31, 2018 and 2017 was allocated as follows:

	Three months ended March 31,
	2018	2017

Research and development	$90,797	$139,953
General and administrative	443,773	523,662
Total	$534,570	$663,615

Performance‑Based Awards

The Company did not issue any performance-based awards during the three months ended March  31, 2018 and 2017. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the three months ended March  31, 2018, Company recognized income of $9,415  and expense of $25,109 for the three months ended March 31, 2017 related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the three months ended March  31, 2018:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2017	2,099,149	$5.21
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2018	2,099,149	$5.21

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission, or SEC, on March 7, 2018.

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

AXS‑05 is a novel, oral, investigational medicine consisting of dextromethorphan, or DM, and bupropion. We are developing AXS‑05 initially for the following three indications: TRD, agitation associated with AD, and as an aid to smoking cessation. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors providing the potential for an additive or synergistic effect. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is an oral, investigational medicine consisting of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion,equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

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

AXS-07 is a novel, oral, investigational medicine consisting of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-06 is a novel, oral, non-opioid, investigational medicine consisting of MoSEIC™ meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial’s primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS-06 utilizing the 505(b)(2) regulatory development pathway.

Recent Developments

In January 2018, we announced that an independent data monitoring committee, or IDMC, had conducted an interim efficacy analysis for our then-ongoing Phase 3 clinical trial of AXS-02 for the treatment of complex regional pain syndrome, or CRPS, which we referred to as the CREATE-1 trial, and for the Phase 3 clinicial trial of AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the IDMC, we will continue our COAST-1 trial to full enrollment and have discontinued our CREATE-1 trial for futility.

In February 2018, we announced that AXS-09 met the primary endpoint in a recently completed Phase 1 clinical trial, which contains the chirally pure S-enantiomer of bupropion and dextromethorphan.

In April 2018, we announced the enrollment of the first patient into a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which is being conducted under a research collaboration agreement between us and Duke University.

In April 2018, we announced that an IDMC had conducted an interim futility analysis for the STRIDE-1 study. Based on the results of the analysis, the IDMC recommended that the trial continue. The IDMC also reviewed the available safety information from the study and indicated that, based on the interim results, AXS-05 appears safe and well-tolerated.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $4.8 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively. Our accumulated deficit as of March 31, 2018 was $81.4 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for, AXS‑02, AXS‑05, AXS-06, AXS-07, AXS-09, and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017

AXS-02	$372,184	$2,724,910
AXS-05	2,958,341	2,605,763
AXS-06	51,122	113,543
AXS-07	189,253	—
Other research and development	1,090,814	401,050
Stock-based compensation	90,797	139,953
Total research and development expenses	$4,752,511	$5,985,219

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

Interest and amortization of debt discount (expense)

Interest and amortization of debt discount (expense) primarily consists of cash interest and non‑cash costs related to our term loan with SVB, which was entered into in November 2016. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations.

Change in Fair Value of Warrant Liability

The warrants to purchase our common stock issued as part of the registered direct stock offering in December 2017 were classified as a warrant liability and recorded at fair value. The warrant liability is subject to re‑measurement at each balance sheet date and any change in fair value was recognized in our statements of operations as a change in fair value of the warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K filed with the SEC on March 7, 2018.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended
	March 31,
	2018	2017

Operating expenses:
Research and development	$4,752,511	$5,985,219
General and administrative	2,410,699	1,686,814
Total operating expenses	7,163,210	7,672,033
Loss from operations	(7,163,210)	(7,672,033)
Interest and amortization of debt discount (expense)	(315,349)	(323,006)
Change in fair value of warrant liability	2,673,000	—
Net loss	$(4,805,559)	$(7,995,039)

Comparison of the Three Months Ended March 31, 2018 and 2017

Research and Development Expenses.  Our research and development expenses for the three months ended March 31, 2018 were $4.8 million, compared to $6.0 million for the three months ended March 31, 2017, a decrease of $1.2 million. The decrease was primarily due to a reduction in the costs of our previously initiated clinical trials, which was partially offset by the conduct our ADVANCE-1 study, the conduct of pre-clinical work on AXS-05, and manufacturing costs associated with our product candidates.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2018 were $2.4 million, compared to $1.7 million for the three months ended March 31, 2017, an increase of $0.7 million. The increase was primarily due to higher intellectual property and legal expenses.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount expense was $0.3 million for each of the three month periods ended March 31, 2018 and 2017, and was related to interest and the amortization of the debt discount associated with our loan and security agreement with SVB.

Change in Fair Value of Warrant Liability.  We recorded income related to the change in fair value of our warrant liability for the three months ended March 31, 2018 of $2.7 million.  There was no warrant liability outstanding during the three months ended March 31, 2017.

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

In October 2017, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners, LLC, or Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. We have received approximately $0.2 million under the Sales Agreement during the three months ended March 31, 2018, for cumulative gross proceeds of approximately $0.3 million since entering into the Sales Agreement.

In December 2017, we completed a registered direct offering priced at the market, whereby we sold an aggregate of $9.5 million worth of units, or Units, at a purchase price of $5.325 per Unit, with each Unit consisting of (i) one share of our common stock, and (ii) a warrant to purchase one share of our common stock, or Common Warrant, at an exercise price equal to $5.25 per share. We sold an aggregate of 1,783,587 Units in the offering for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, we issued warrants to purchase up to 107,015 shares of our common stock at an exercise price of $6.6562 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the offering, which we refer to as the Placement Agent Warrants. The Placement Agent Warrants have the same terms as the Common Warrants, except for the difference in exercise price noted above.

At March 31, 2018, we had cash of $26.6 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the third quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three months ended March 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(6,680,439)	$(6,636,424)
Investing activities	(14,576)	(2,899)
Financing activities	(693,413)	15,040,453
Net increase (decrease) in cash	$(7,388,428)	$8,401,130

Operating Activities.  Net cash used in operating activities for the three months ended March 31, 2018 was $6.7 million as compared to $6.6 million for the three months ended March 31, 2017. The increase of $0.1 million in net cash used was primarily related to higher intellectual property and legal costs, conduct for our ADVANCE-1 study, conduct of pre-clinical work on AXS-05, and manufacturing costs associated with our product candidates, which was partially offset by a reduction in the costs of our previously initiated clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2018 and 2017.

Financing Activities.  Cash used in financing activities was $0.7 million for the three months ended March 31, 2018, which included principal payment on our term loan with SVB of $0.8 million, offset by the net proceeds from the sale of common stock through our Sales Agreement with Leerink of $0.1 million. Cash provided by financing activities was $15.0 million for the three months ended March 31, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.3 million from the exercise of options and warrants.

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We made interest only payments on the loan until December 1, 2017.  Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

The SVB loan accrues interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. Following the interest only payment period, we began making monthly payments of principal and interest and these payments will continue until the maturity date of November 1, 2020. In addition, we are required to pay a final payment fee of 8.5% of the principal amount extended to us on the date of repayment of the outstanding loan.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the potential impact of the new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which is guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017. We have adopted this guidance effective January 1, 2018 and the adoption of the guidance did not have a material impact to our financial statements.

 In May 2017, the FASB issued No. ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We have adopted this guidance effective January 1, 2018 and the adoption of the guidance did not have a material impact to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $26.6 million and $34.0 million as of March 31, 2018 and December 31, 2017, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March  31, 2018 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March  31, 2018.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS-02, AXS-05, AXS-06, AXS-07 and AXS-09, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $4.8 million and $28.9 million for three months ended March 31, 2018 and the year ended December 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $81.4 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;
•	conduct our Phase 3 clinical trials with AXS‑05 for the treatment of treatment resistant depression, or TRD;
•	conduct our Phase 2/3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	initiate and enroll patients in our Phase 3 clinical trials in other indications for AXS‑02 and for AXS‑05;
•

continue to evaluate, plan for, and conduct, clinical trials for AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis, AXS-07 for the acute treatment of migraine, and AXS-09 for the treatment of CNS disorders;

•	in‑license or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;

•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	conduct additional non‑clinical studies with any product candidates;
•	conduct clinical studies with any additional product candidates;
•	increase manufacturing batch sizes of our product candidates to satisfy FDA requirements for a marketing application submission;
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

We believe that with our available cash as of March 31, 2018, we will have sufficient funds to meet our anticipated operating cash requirements into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs related to the development of our product candidates;
•	the costs associated with conducting additional non-clinical studies with any of our product candidates;
•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
•	the costs of establishing a commercial organization to sell, market, and distribute our product candidates;
•

the rate of progress and costs of our efforts to prepare for the submission of a new drug application, or NDA, for any product candidates that we may in‑license or acquire in the future, and the potential that we may need to conduct additional clinical or preclinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	the cost and timing of manufacturing sufficient supplies of our product candidates in preparation for commercialization;
•	the effect of competing technological and market developments;
•	revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;

•	the terms and timing of any collaborative, licensing, co‑promotion, or other arrangements that we may establish; and
•	the success of the commercialization of any of our current or future product candidates.

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

The loan advances mature on November 1, 2020 and had an interest‑only monthly payment period until December 1, 2017. Following the interest-only payment period, we began making monthly payments of principal and interest and will continue to do so until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate of 4.50% above the prime rate.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016. Further, we initiated our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016 and our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the independent data monitoring committee, we will continue our COAST-1 trial and have discontinued our CREATE-1 trial for futility. We paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and do not plan to resume screening and enrollment in the COAST-1 trial until after the final data readout from our STRIDE-1 trial. We plan to conduct two interim analyses for both the ongoing Phase 3 trial of AXS-05 in TRD and the ongoing Phase 2/3 trial of AXS-05 for the treatment of AD agitation, and may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates depend on our ability to:

•	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a sales force to commercialize our product candidates in the United States;
•	manufacture our product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell our product candidates in foreign markets where we receive marketing approval:
•	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launch commercial sales of our product candidates, whether alone or in collaboration with others;
•	achieve market acceptance of our product candidates by patients, the medical community, and government and private third‑party payors;
•	achieve appropriate reimbursement for our product candidates;
•	effectively compete with other therapies; and
•	maintain a continued acceptable safety profile of our product candidates following launch.

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

•

interim analyses may result in our clinical trials being discontinued for safety or futility reasons or may result in modifications to our clinical trials that prolong the trials or make them difficult and more expensive to complete, such as increases in the number of subjects;

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

•

the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different than our reference listed drugs. For instance, while we believe that certain of the pharmacokinetic results for AXS-06 are favorable, the FDA may disagree, refuse labeling claims based upon these results, or determine that additional studies are necessary to substantiate the benefits. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;

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
•

obtain approval with labeling that includes significant use or distribution restrictions, including restrictions on the intended patient population, or safety warnings, including boxed warnings, contraindications, and precautions, or may not include label statements necessary or desirable for successful commercialization:

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

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS‑05 include headache, nausea, dizziness, insomnia, dry mouth, fatigue, hypoesthesia, disturbance in attention, hyperhidrosis, increased heart rate, palpitation, constipation, diarrhea, increased blood pressure, and tremor. Some reported adverse events resulted in discontinuations from our trials of AXS‑05. These adverse events included chest pain, headache, abdominal pain, diarrhea, signs of potential allergic reactions, atrial tachycardia, disturbance in attention, metamorphosia, tremor, feeling hot, dizziness, dyspnea, and increased respiratory rate. AXS-05 consists of DM and bupropion, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

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

Currently approved products containing bupropion are subject to restrictive marketing and distribution regulations, which if applied to our product candidates would restrict their use and harm our ability to generate profits.

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

Certain of our product candidates, including AXS-05, AXS-06, AXS-07, and AXS-09 are fixed-dose combination therapies. A fixed-dose combination therapy is a single drug product composed of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of fixed-dose combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for fixed-dose combinations. Finally, the FDA’s requirements concerning fixed-dose combination products may change in the future

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late‑stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, two of our initial studies of AXS‑05 were completed with two separate tablets containing DM and bupropion. Our Phase 3 studies, however, are being conducted using a single tablet containing both active ingredients. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

In addition, later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

•	restrictions on manufacturing or distribution, or marketing of such products;
•	restrictions on the labeling, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
•	modifications to promotional pieces;
•	requirements to conduct post‑marketing studies or clinical trials;clinical holds or termination of clinical trials;
•

requirements to establish or modify a REMS or a comparable foreign authority may require that we establish or modify a similar strategy, that may, for instance, require us to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients, or restrict distribution of the product, if and when approved, and impose burdensome implementation requirements on us:

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
•

the potential for so‑called parallel importing, particularly within Europe, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally with EU laws supporting such “free movement of goods” within the EU;

•

stricter harmonised EU rules on data privacy particularly in relation to health data than is the case in the United States which are being further toughened with a new regulation coming into force on May 25, 2018;

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Alder Biopharmaceuticals, Inc.; Alkermes plc; Allergan plc; Amgen Inc.; Biohaven Pharmaceutical Holding Company Ltd.; Carbylan Therapeutics, Inc.; Eli Lilly and Company; Flexion Therapeutics, Inc.; Grunenthal GmbH; Janssen Research & Development, LLC; Levolta Pharmaceuticals, Inc.; Otsuka Pharmaceutical Co. Ltd.; OPKO Health, Inc.; Acadia Pharmaceuticals, Inc.; and Intra-Cellular Therapies, Inc.

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, bupropion, meloxicam, rizatripan, and esomeprazole, are available and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

•	our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any of our current or future product candidates;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;
•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•	an inability to secure adequate coverage and reimbursement by government and private health plans;
•	the clinical indications and labeled claims for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

•	the willingness of third party payors to prefer similar but less expensive products even if not approved for our product’s indication;
•	the extent and strength of our marketing and distribution of such product candidate;
•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017 we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment.We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

•	collaborators could fail to make timely regulatory submissions for a product candidate;
•	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;\
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

We may in the future determine to collaborate with additional pharmaceutical and biotechnology companies and academic institutions for the development and potential commercialization of any of our current or future product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings, is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications of our current or future product candidates that we may develop, license, or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the ‘239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017 and October 2017, petitions for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the ‘862 patent, and of U.S. Patent No. 9,539,268, which we refer to as the ‘268 patent, respectively, were filed at the USPTO by Grunenthal. The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 and ‘268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The ‘862 and ‘268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate proceedings to review the validity of the ‘239, the ‘862, and the ‘268 patents.

In April 2017, we responded to and opposed Grunenthal's petition for post-grant review of the ‘239 patent. In July 2017, the PTAB issued a decision in which it refused to institute a post-grant-review of the ‘239 patent on the grounds of novelty, obviousness, or enablement. The PTAB ruled that Grunenthal had not established that it is more likely than not that the stated prior art would have rendered the claims of the ‘239 patent obvious or not novel, and that Grunenthal had failed to demonstrate that it is more likely than not that the claims are unpatentable for lack of enablement. However, a post-grant review was instituted on the ground of written description. The PTAB further ordered that the post-grant review for the ‘239 patent be limited to written description and that no other grounds of unpatentability are authorized for post-grant review. In October 2017, we responded to the PTAB decision to institute a post-grant review. We cannot predict what the outcomes of the proceedings for the ‘239 patent will be. In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict what the outcomes of the proceeding on the ‘862 patent will be.

In February 2018, we responded to and opposed the petition for the ‘268 patent. The PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict if the PTAB will initiate a proceeding on the ‘268 patent, or what the outcomes of the proceeding would be if it is initiated. If the PTAB decides to initiate a proceeding, it may determine that all the claims of the challenged patent are unpatentable. Additionally, we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged, or that Grunenthal will not file any additional petitions for post-grant review with respect to any of our current or future product candidates. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 7, 2018,  such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

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

As of May 4, 2018, we had only 27 full‑time employees and 4 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for our product candidates;
•	any delay or refusal on the part of the FDA in approving an NDA for any of our current and future product candidates;
•	the commercial success of any of our current and future product candidates, if approved by the FDA;
•	results of clinical trials of any of our current and future product candidates or those of our competitors;
•	actual or anticipated variations in quarterly or annual operating results;
•	failure to meet or exceed financial projections we provide to the public, if any;
•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
•	introduction of competitive products or technologies;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	general economic and market conditions and overall fluctuations in U.S. equity markets;
•	data or security breaches;
•	developments concerning our sources of manufacturing supply, warehousing, and inventory control;
•	disputes or other developments relating to patents or other proprietary rights;
•	additions or departures of key scientific or management personnel;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;
•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
•	sales of our common stock, including sales by our directors and officers or significant stockholders;
•	changes in the market valuations of companies similar to us;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
•	general conditions or trends in our industry; and
•	the other factors described in this “Risk Factors” section.

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

As of May 4, 2018, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 33% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 4, 2018, we have outstanding 25,685,492 shares of common stock and 4,875,825 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 17,635,351 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of 5,257,843 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, and any proceeds from sales pursuant to the Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to our “at-the-market” sales agreement with Leerink Partners LLC, or the Sales Agreement, if any, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from those capital raises, including our March 2017 public offering, our December 2017 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any. Pending their use, we may invest the net proceeds from our capital raises, including our March 2017 public offering, and our December 2017 registered direct offering, in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

In addition, we are subject to the anti‑takeover provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 5.  Other Information.

As previously disclosed, on April 15, 2018, our board of directors appointed Nick Pizzie, CPA, MBA, as our Chief Financial Officer, effective May 16, 2018, or the Effective Date, to serve until such time as his removal or resignation.

Mr. Pizzie’s offer letter from us, which we refer to as the Offer Letter, provides for an annual base salary of $325,000, which will be prorated based on the Effective Date, and a target bonus of 40% of his annual base salary, which will not be prorated based on the Effective Date. He will also receive a sign-on bonus of $15,000, which must be repaid in full if he voluntarily leaves our company within one year of the Effective Date. On the Effective Date, Mr. Pizzie will receive an initial grant of 132,000 options to purchase shares of our common stock under the Plan. The options will have an exercise price equal to the fair market value on the date of grant and will vest over a four-year period as follows: 25% of the shares will vest on the first anniversary of the date of grant and the remaining 75% of the shares will vest in equal increments thereafter each quarter of the remaining three years. Mr. Pizzie will be eligible to receive future long-term incentive awards in accordance with the Plan.

Pursuant to the Offer Letter, Mr. Pizzie will be eligible to receive a severance payment equal to 6 months of his base salary at the time of his termination if, within 12 months following a change in control, we terminate his employment without cause, contingent upon us and Mr. Pizzie entering into a comprehensive separation and general release agreement.

The foregoing description of the Offer Letter does not purport to be complete and is qualified in its entirety by the terms and conditions of the Offer Letter, which is attached as Exhibit 10.1 to this report.

On April 13, 2018, we received a resignation letter from John Golubieski, our current Chief Financial Officer, effective May 9, 2018. Mr. Golubieski clarified that his resignation was to pursue other opportunities and not due to any disagreement with us, our management or our directors.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Nick Pizzie Offer Letter, dated April 16, 2018.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

AXSOME THERAPEUTICS, INC.

Date: May 8, 2018	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By	/s/ John Golubieski
John Golubieski Chief Financial Officer (Principal Financial and Accounting Officer)