Form 10-Q
period 2018-06-30
Axsome Therapeutics, Inc.
filed 2018-08-08
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 26,252,862  shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 3, 2018.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE  30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$20,351,443	$34,021,123
Prepaid and other current assets	1,187,961	1,278,418
Total current assets	21,539,404	35,299,541
Equipment, net	68,635	68,071
Other assets	117,356	187,952
Total assets	$21,725,395	$35,555,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,175,178	$3,435,456
Accrued expenses and other current liabilities	2,953,631	2,679,534
Loan payable, current portion	3,280,175	3,269,346
Warrant liability	117,000	2,791,000
Total current liabilities	9,525,984	12,175,336
Loan payable, long-term	5,190,512	6,663,005
Total liabilities	14,716,496	18,838,341
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 26,252,562 and 25,492,992 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	2,625	2,549
Additional paid-in capital	96,677,592	93,299,517
Accumulated deficit	(89,671,318)	(76,584,843)
Total stockholders’ equity	7,008,899	16,717,223
Total liabilities and stockholders’ equity	$21,725,395	$35,555,564

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$5,550,532	$5,007,361	$10,303,043	$10,992,580
General and administrative	2,439,061	1,743,377	4,849,760	3,430,191
Total operating expenses	7,989,593	6,750,738	15,152,803	14,422,771
Loss from operations	(7,989,593)	(6,750,738)	(15,152,803)	(14,422,771)
Interest and amortization of debt discount (expense)	(292,323)	(333,578)	(607,672)	(656,584)
Change in fair value of warrant liability	1,000	—	2,674,000	—
Net loss	$(8,280,916)	$(7,084,316)	$(13,086,475)	$(15,079,355)
Net loss per common share, basic and diluted	$(0.32)	$(0.30)	$(0.51)	$(0.70)
Weighted average common shares outstanding, basic and diluted	25,791,177	23,595,702	25,646,985	21,578,011

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(13,086,475)	$(15,079,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,009,229	1,147,246
Amortization of debt discount	205,004	233,251
Change in fair value of warrants	(2,674,000)	—
Depreciation	23,651	20,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	90,457	537,963
Other assets	70,596	(6,470)
Accounts payable	(260,278)	(42,528)
Accrued expenses and other current liabilities	274,097	(543,627)
Net cash used in operating activities	(14,347,719)	(13,733,020)
Cash flows from investing activities
Purchases of equipment	(24,215)	(6,294)
Net cash used in investing activities	(24,215)	(6,294)
Cash flows from financing activities
Repayment of principal on term loan	(1,666,667)	—
Proceeds from issuance of common stock upon financing, net	2,368,921	14,781,092
Proceeds from issuance of common stock upon exercise of options	—	219,905
Proceeds from issuance of common stock upon exercise of warrants	—	114,269
Net cash provided by financing activities	702,254	15,115,266
Net (decrease) increase in cash	(13,669,680)	1,375,952
Cash at beginning of period	34,021,123	36,618,497
Cash at end of period	$20,351,443	$37,994,449

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical stage biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s product candidate portfolio includes five product candidates, AXS‑05, AXS-07,  AXS-09, AXS-02, and AXS‑06, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware and now has operations in the United States and Australia.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, the Company had an accumulated deficit of $89.7 million.

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

As of June 30, 2018, the Company had $20.4  million in cash. The Company currently anticipates its cash to be sufficient to fund its anticipated operating cash requirements into the third quarter of 2019. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at June 30, 2018 or December 31, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At June 30, 2018, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s effective tax rates as of June  30, 2018 and June 30, 2017 were 0%, which differs from the statutory tax rate in effect due to the Company recording a full valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2018, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

The Tax Legislation significantly revised the United States tax code by, among other things, (i) reducing the corporate income tax rate from 35.0% to 21.0%, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated, (iii) implementing a modified territorial tax system, (iv) introducing a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and (v) introducing a base erosion anti-abuse tax measure (known as “BEAT”) that taxes certain payments between United States corporations and their subsidiaries.

As of June  30, 2018, the Company has not completed its accounting for all the tax effects associated with the enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recorded a provisional amount during the fourth quarter of 2017. The Company anticipates that the Internal Revenue Service will issue additional guidance related to the impacts of the Tax Act later in 2018. The Company may further adjust the provisional amounts recorded upon completion of its accounting for the tax effects associated with the enactment of the Tax Act and input from anticipated guidance interpreting the Tax Act under the permitted measurement period allowed under SAB 118.

Stock‑Based Compensation

For stock options issued to employees and members of the Company’s board of directors for their services, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company recognizes expense for equity awards over the vesting period and accounts for forfeitures as they occur. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June  30, 2018 and 2017.

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

In June 2018, the FASB issued No. ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

Note 3.Fair Value Measurements

2017 Warrants associated with Registered Direct Offering

In accordance with Accounting Standards  Codification (“ASC”) 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

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

The fair value of the Common Warrants at June  30, 2018 and December 31, 2017 was determined to be approximately $115,000 and $2,683,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $3.20 and $5.60, respectively; (2) a risk-free rate of 2.09% and 1.76%, respectively; and (3) an expected volatility of 55% and 62%, respectively. The change in the fair value between December 31, 2017 and June  30, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

The fair value of the Placement Agent Warrants at June  30, 2018 and December 31, 2017 were determined to be approximately $2,000 and $108,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $3.20 and $5.60, respectively; (2) a risk-free rate of 2.09% and 1.76%, respectively; and (3) an expected volatility of 55% and 62%, respectively. The change in the fair value between December 31, 2017 and June  30, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

Level 3 Fair Value Sensitivity

Warrant liability

As of June  30, 2018, the fair value of the warrant liability utilizes inputs including: share price, expected volatility and risk-free rate.

•	A 10% plus/minus change in share price will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability,
•	A 10% plus/minus change in the expected volatility will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability, and
•	A 10% plus/minus change in the risk-free interest rate will result in an immaterial change in the value of the warrant liability.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June  30, 2018:

Three Months Ended June 30, 2018	Beginning of period	Issuances	Change in fair value	Extinguishments	End of period
Warrant liability	$118,000	$—	$(1,000)	$—	$117,000
Total	$118,000	$—	$(1,000)	$—	$117,000

Six Months Ended June 30, 2018	Beginning of period	Issuances	Change in fair value	Extinguishments	End of period
Warrant liability	$2,791,000	$—	$(2,674,000)	$—	$117,000
Total	$2,791,000	$—	$(2,674,000)	$—	$117,000

Note 4. Accrued Expenses and Other Current Liabilities

At June  30, 2018 and December 31, 2017 accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2018	2017

Research and development	$1,942,366	$1,642,154
Accrued compensation	420,575	704,556
Other	590,690	332,824
Total	$2,953,631	$2,679,534

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

The loan bears interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and is payable monthly. It matures in November 2020 and had an interest-only payment period until December 1, 2017, which was extendable to May 2018 upon the drawing of the second tranche. Following the interest-only payment period, the Company began making monthly payments of principal and interest and such payments will continue until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. Because the Company did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired and the Company began to repay principal in December 2017.

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

Interest expense was $195,800 and $402,668 for the three and six months ended June 30, 2018, as compared to $215,972 and $423,333 for the three and six months ended June 30, 2017, respectively.

Amortization of the final payment fee was $70,177 and $146,763 for the three and six months ended June  30, 2018, as compared to $87,117 and $173,276 for the three and six months ended June 30, 2017, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2018	2017

Outstanding principal amount	$8,055,555	$9,722,222
Debt discount, net of current portion	468,290	274,116
Long-term debt, net of debt discount	8,523,845	9,996,338
Less current portion of principal	$(3,333,333)	$(3,333,333)
Loan payable, long-term	$5,190,512	$6,663,005
Current portion of outstanding principal amount	3,333,333	3,333,333
Current portion of debt discount	(53,158)	(63,987)
Loan payable, current portion	$3,280,175	$3,269,346

In connection with the Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $26,346 and $58,241 for the three and six months ended June  30, 2018, respectively, as compared to $30,489 and $59,975 for the three and six months ended June 30, 2017, respectively.

Scheduled principal payments on outstanding debt, as of June  30, 2018, are as follows:

2018	$1,666,666
2019	3,333,333
2020	3,055,556
Total	$8,055,555

Note 6. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Basic and diluted net loss per common share:
Net loss	$(8,280,916)	$(7,084,316)	$(13,086,475)	$(15,079,355)
Weighted average common shares outstanding—basic and diluted	25,791,177	23,595,702	25,646,985	21,578,011
Net loss per common share—basic and diluted	$(0.32)	$(0.30)	$(0.51)	$(0.70)

The following potentially dilutive securities outstanding at June  30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	June 30,
	2018	2017

Stock options	2,914,069	2,169,540
Warrants	2,099,149	249,797
Total	5,013,218	2,419,337

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

In March 2017, the Company utilized the 2016 Shelf Registration Statement and completed an underwritten public offering, whereby it sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million, of which net proceeds were approximately $14.8 million due to underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. The Company received approximately $2.5 million in gross proceeds, of which net proceeds were approximately $2.4 million from the sales of its common stock to Leerink under the Sales Agreement during the six months ended June  30, 2018. The Company received approximately $2.6 million in gross proceeds, of which net proceeds were approximately $2.5 million from the sales of its common stock to Leerink under the Sales Agreement since inception.

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

Equity Incentive Plans

There were 2,254,120 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June  30, 2018.

Stock Options

The following table sets forth the stock option activity for the six months ended June  30, 2018:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2017	2,315,638	$5.57
Granted	757,905	3.13
Exercised	—	—
Forfeited	(158,714)	6.02
Expired	(760)	7.35
Outstanding at June 30, 2018	2,914,069	$4.91	8.0	$919,837
Vested and expected to vest at June 30, 2018	2,907,900	$4.91	8.0	$908,115
Exercisable at June 30, 2018	1,534,190	$4.89	7.3	$796,428

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

The weighted average grant date fair value of options granted was $1.98 and $2.99 per option for the six months ended June 30, 2018 and 2017, respectively. As of June  30, 2018, there was $3.8 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.6 years. These amounts do not include 26,309 options outstanding as of June  30, 2018, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and six months ended June  30, 2018 and 2017 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Research and development	$130,065	$140,802	$220,862	$280,755
General and administrative	344,594	342,829	788,367	866,491
Total	$474,659	$483,631	$1,009,229	$1,147,246

Performance‑Based Awards

The Company did not issue any performance-based awards during the six months ended June  30, 2018 and 2017. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the six months ended June  30, 2018, Company recognized income of $271  and expense of $45,286 for the six months ended June  30, 2017 related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the six months ended June  30, 2018:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2017	2,099,149	$5.21
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2018	2,099,149	$5.21

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our product candidate portfolio includes five CNS product candidates, AXS‑05, AXS-07, AXS-09, AXS‑02, and AXS-06 which we are developing for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study, and a Phase 2 trial in Major Depressive Disorder, or MDD, which we refer to as the ASCEND study. Additionally, AXS-05 is currently in a Phase 2 trial in smoking cessation. AXS-07 is being developed for the acute treatment of migraine. AXS-09 is being developed for CNS disorders. We are also conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS-02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastric ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational medicine under development for the treatment of CNS disorders. AXS-05 consists of bupropion and dextromethorphan and utilizes Axsome’s metabolic inhibition technology.  We are developing AXS‑05 initially for the following four indications: TRD, agitation associated with AD, MDD, and as an aid to smoking cessation. DM is active at multiple CNS receptors but is rapidly and extensively metabolized in humans. As a result, it is difficult to attain potential therapeutic plasma levels of DM when it is dosed as a single agent. AXS‑05 uses bupropion as a novel drug delivery method to inhibit DM metabolism and increase its bioavailability. We have demonstrated in three Phase 1 trials that DM plasma levels are substantially increased into a potentially therapeutic range with the co‑administration of bupropion. Bupropion is itself active at distinct CNS receptors providing the potential for an additive or synergistic effect. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

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

AXS-09 is an oral, investigational medicine consisting of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $13.1 million and $15.1 million for the six months ended June  30, 2018 and 2017, respectively. Our accumulated deficit as of June  30, 2018 was $89.7 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

In January 2018, we announced that an independent data monitoring committee, or IDMC, had conducted an interim efficacy analysis for our then-ongoing Phase 3 clinical trial of AXS-02 for the treatment of complex regional pain syndrome, or CRPS, which we referred to as the CREATE-1 trial and for the COAST-1 trial. Based on the recommendation we received from the IDMC, we will continue our COAST-1 trial to full enrollment and have discontinued our CREATE-1 trial for futility.

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

As previously disclosed, in April 2018, our board of directors appointed Nick Pizzie, CPA, MBA, as our Chief Financial Officer, effective May 16, 2018. Prior to Mr. Pizzie’s appointment, in April 2018, we received a resignation letter from our prior Chief Financial Officer, John Golubieski, effective May 9, 2018.

In June 2018, we announced the enrollment of the first patient into the ASCEND trial, which is being conducted to evaluate the efficacy and safety of AXS-05 in patients with MDD.

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

Research and Development Expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits, stock‑based compensation expense; contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs, overhead costs, depreciation, and other related costs.

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

The following table summarizes our research and development expenses for our primary programs for the three and six months ended June  30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

AXS-02	$100,351	$1,899,221	$472,535	$4,624,131
AXS-05	3,436,078	2,077,969	6,394,419	4,683,732
AXS-06	9,051	296,454	60,173	409,997
AXS-07	680,102	—	869,355	—
Other research and development	1,194,885	592,915	2,285,699	993,965
Stock-based compensation	130,065	140,802	220,862	280,755
Total research and development expenses	$5,550,532	$5,007,361	$10,303,043	$10,992,580

Other research and development expenses primarily consist of employee salaries and benefits, and facilities and overhead costs. For the three and six months ended June 30, 2018, all employee salaries and benefits were allocated to Other research and development expenses whereas for the three and six months ended June 30, 2017, a majority of employee salaries and benefits were allocated to a program.

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

Interest and amortization of debt discount (expense)

Interest and amortization of debt discount (expense) primarily consists of cash interest and non‑cash costs related to our term loan with Silicon Valley Bank, or SVB, which was entered into in November 2016. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$5,550,532	$5,007,361	$10,303,043	$10,992,580
General and administrative	2,439,061	1,743,377	4,849,760	3,430,191
Total operating expenses	7,989,593	6,750,738	15,152,803	14,422,771
Loss from operations	(7,989,593)	(6,750,738)	(15,152,803)	(14,422,771)
Interest and amortization of debt discount (expense)	(292,323)	(333,578)	(607,672)	(656,584)
Change in fair value of warrant liability	1,000	—	2,674,000	—
Net loss	$(8,280,916)	$(7,084,316)	$(13,086,475)	$(15,079,355)

Comparison of the Three Months Ended June  30, 2018 and 2017

Research and Development Expenses.  Our research and development expenses for the three months ended June  30, 2018 were $5.6 million, compared to $5.0 million for the three months ended June  30, 2017, an increase of $0.6 million. The increase was primarily due to our STRIDE-1 and ADVANCE -1 studies,  and nonclinical work on AXS-05 and AXS-07, which was partially offset by a reduction in the costs of our previously initiated clinical trials and nonclinical work on AXS-02 and AXS-06.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended June  30, 2018 were $2.4 million, compared to $1.7 million for the three months ended June  30, 2017, an increase of $0.7 million. The increase was primarily due to higher intellectual property and legal expenses, external fees associated with operating as a public company, as well as an increase in personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount expense was $0.3 million for each of the three month periods ended June  30, 2018 and 2017, which was associated with our loan and security agreement with SVB.

Change in Fair Value of Warrant Liability.  We recorded income related to the change in fair value of our warrant liability for the three months ended June  30, 2018, which was less than $0.1 million.  There was no warrant liability outstanding during the three months ended June  30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses.  Our research and development expenses for the six months ended June 30, 2018 were $10.3 million, compared to $11.0 million for the three months ended June 30, 2017, a decrease of $0.7 million. The decrease was primarily due to a reduction in the costs of our previously initiated clinical trials, which was partially offset by our STRIDE-1 and ADVANCE-1 studies, and the conduct of nonclinical work on AXS-05 and AXS-07.

General and Administrative Expenses.  Our general and administrative expenses for the six months ended June 30, 2018 were $4.8 million, compared to $3.4 million for the three months ended June 30, 2017, an increase of $1.4 million. The increase was primarily due to higher intellectual property and legal expenses, external fees associated with operating as a public company, as well as an increase in personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount expenses for the six months ended June 30, 2018 were $0.6 million, compared to $0.7 million for the six months ended June 30, 2017. The decrease was primarily related to lower interest expense and amortization of the debt discount associated with our loan and security agreement with SVB due to a lower principal balance.

Change in Fair Value of Warrant Liability.  We recorded income related to the change in fair value of our warrant liability for the six months ended June 30, 2018 of $2.7 million.  There was no warrant liability outstanding during the six months ended June 30, 2017.

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

In October 2017, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners, LLC, or Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. We received approximately $2.5 million in gross proceeds, of which net proceeds were approximately $2.4 million from the sales of its common stock to Leerink under the Sales Agreement during the six months ended June 30, 2018. The Company received approximately $2.6 million in gross proceeds, of which net proceeds were approximately $2.5 million from the sales of its common stock to Leerink under the Sales Agreement since inception.

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

At June 30, 2018, we had cash of $20.4 million. We currently anticipate our cash to be sufficient to fund our anticipated operating cash requirements into the third quarter of 2019. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(14,347,719)	$(13,733,020)
Investing activities	(24,215)	(6,294)
Financing activities	702,254	15,115,266
Net increase (decrease) in cash	$(13,669,680)	$1,375,952

Operating Activities.    Cash used in operating activities for the six months ended June 30, 2018 was $14.3 million as compared to $13.7 million for the six months ended June  30, 2017. The increase of $0.6 million in net cash used was primarily related to higher intellectual property and legal expenses along with continued development on AXS-05 and AXS-07, which was partially offset by a reduction in the costs of our previously initiated clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June  30, 2018 and 2017.

Financing Activities.  Cash provided by financing activities was $0.7 million for the six months ended June  30, 2018, which included the net proceeds from the sale of common stock through our Sales Agreement with Leerink of $2.4 million, offset by the principal payments on our term loan with SVB of $1.7 million. Cash provided by financing activities was $15.0 million for the six months ended June  30, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.3 million from the exercise of options and warrants.

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

In June 2018, the FASB issued No. ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the potential impact of the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $20.4 million and $34.0 million as of June  30, 2018 and December 31, 2017, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June  30, 2018 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June  30, 2018.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS-02, AXS-05, AXS-06, AXS-07 and AXS-09, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $13.1 million and $28.9 million for six months ended June  30, 2018 and the year ended December 31, 2017, respectively. As of June  30, 2018, we had an accumulated deficit of $89.7 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trials with AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs;
•	conduct our Phase 3 clinical trials with AXS‑05 for the treatment of treatment resistant depression, or TRD;
•	conduct our Phase 2/3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	conduct our Phase 2 clinical trial with AXS-05 for the treatment of major depressive disorder, or MDD;
•

continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment, AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis, AXS-07 for the acute treatment of migraine, and AXS-09 for the treatment of CNS disorders;

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

We believe that with our available cash as of June  30, 2018, we will have sufficient funds to meet our anticipated operating cash requirements into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016. Further, we initiated our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016,  our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, and our Phase 2 trial for the treatment of MDD in June 2018. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Even if our product candidates are approved, they may be subject to limitations on the indicated uses for which they may be marketed, distribution restrictions, or to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products. If we do not receive regulatory approval for, and successfully commercialize, our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of, AXS‑05 for the treatment of TRD, agitation associated with AD, MDD, and smoking cessation, AXS-07 for the acute treatment of migraine, and AXS‑02 for the treatment of the pain of knee OA associated with BMLs. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on a single pivotal study to support our NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately disagree and require us to conduct additional pivotal studies. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. For our initiated Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for our planned Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS-05 for the treatment of TRD, we are requiring patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. For our Phase 2/3 clinical trial with AXS-05 for the treatment of agitation associated with AD, we exclude patients who have been treated with certain classes of medications. As a result, these and other entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing or planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

Development of combination product candidates may present more or different challenges than development of a single agent product candidate.

Certain of our product candidates, including AXS-05, AXS-06, AXS-07, and AXS-09 are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. Finally, the FDA’s requirements concerning combination products may change in the future.

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

In order to market and sell our products in the European Union, or EU, and many other jurisdictions, we or our third‑party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

•

stricter harmonized EU rules on data privacy particularly in relation to health data than is the case in the United States which are being further toughened with the EU General Data Protection Regulation, or the GDPR, which became enforceable beginning May 25, 2018;

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Acadia Pharmaceuticals, Inc.;  Alder Biopharmaceuticals, Inc.; Alkermes plc; Allergan plc; Amgen Inc.; Biohaven Pharmaceutical Holding Company Ltd.; Carbylan Therapeutics, Inc.; Eli Lilly and Company; Flexion Therapeutics, Inc.; Grunenthal GmbH; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Levolta Pharmaceuticals, Inc.; Otsuka Pharmaceutical Co. Ltd.; and OPKO Health, Inc.

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, subsequent to our Orphan Drug Designation, the FDA granted Orphan Drug Designation to Thar Pharmaceuticals, Inc. for a zoledronic acid‑containing product for the treatment of CRPS. Thar Pharmaceuticals was subsequently acquired by Grunenthal GmbH. Although we are no longer pursuing CRPS, if Grunenthal GmbH or another sponsor had received FDA approval for a zoledronic acid‑containing product for the treatment of CRPS before we had obtained FDA approval for AXS‑02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor had received EMA approval for a zoledronic acid‑containing product for the treatment of CRPS before we had obtained EMA approval for AXS‑02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the EU for this indication for a period of at least 10 to 12 years.

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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017 we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment. We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the ‘239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017,  October 2017, and April 2018 petitions for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the ‘862 patent, U.S. Patent No. 9,539,268, which we refer to as the ‘268 patent, and of U.S. Patent No. 9,707,245, which we refer to as the ‘245 patent, respectively, were filed at the USPTO by Grunenthal. The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 and ‘268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The ‘862 and ‘268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The ‘245 patent contains claims directed to the use of neridronic acid for the treatment of CRPS, and is one of several issued patents containing claims covering the use of neridronic acid for the treatment of CRPS. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate proceedings to review the validity of the ‘239, the ‘862, the ‘268, and the ‘245 patents.

In April 2017, we responded to and opposed Grunenthal's petition for post-grant review of the ‘239 patent. In July 2017, the PTAB issued a decision in which it refused to institute a post-grant-review of the ‘239 patent on the grounds of novelty, obviousness, or enablement. The PTAB ruled that Grunenthal had not established that it is more likely than not that the stated prior art would have rendered the claims of the ‘239 patent obvious or not novel, and that Grunenthal had failed to demonstrate that it is more likely than not that the claims are unpatentable for lack of enablement. However, a post-grant review was instituted on the ground of written description. The PTAB further ordered that the post-grant review for the ‘239 patent be limited to written description and that no other grounds of unpatentability are authorized for post-grant review. In October 2017, we responded to the PTAB decision to institute a post-grant review. On June 22, 2018, the Patent Trial and Appeal Board, or PTAB, entered a final written decision holding that the claims were invalid for lack of written description.

In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. In February 2018, we responded to the PTAB decision to institute a post-grant review. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. We cannot predict what the outcomes of the proceeding on the ‘862 patent will be.

In February 2018, we responded to and opposed the petition for the ‘268 patent. The PTAB is expected to render a decision as to whether it will initiate a post-grant review for that patent. In May 2018, the PTAB rendered a decision to initiate a post-grant review for the patent. In August 2018, we responded to the PTAB decision to institute a post-grant review. Any patent claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. Additionally, we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged, or that Grunenthal will not file any additional petitions for post-grant review with respect to any of our current or future product candidates. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost‑effective by third‑party payors, that an adequate level of reimbursement will be available, or that the third‑party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

As of August 3, 2018, we had only 27 full‑time employees and 4 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

As of August 3, 2018, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 33% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 3, 2018, we have outstanding 26,252,862 shares of common stock and 5,015,050 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 18,172,721 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Nick Pizzie Offer Letter, dated April 16, 2018 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2018).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

AXSOME THERAPEUTICS, INC.

Date: August 8, 2018	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By	/s/ Nick Pizzie
Nick Pizzie Chief Financial Officer (Principal Financial and Accounting Officer)