Form 10-Q
period 2018-09-30
Axsome Therapeutics, Inc.
filed 2018-11-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

There were 29,813,168  shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 2, 2018.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER  30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$15,220,764	$34,021,123
Prepaid and other current assets	723,669	1,278,418
Total current assets	15,944,433	35,299,541
Equipment, net	64,039	68,071
Other assets	117,356	187,952
Total assets	$16,125,828	$35,555,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,167,369	$3,435,456
Accrued expenses and other current liabilities	3,387,771	2,679,534
Loan payable, current portion	3,285,556	3,269,346
Warrant liability	102,000	2,791,000
Total current liabilities	10,942,696	12,175,336
Loan payable, long-term	4,440,375	6,663,005
Total liabilities	15,383,071	18,838,341
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 26,458,662 and 25,492,992 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	2,683	2,549
Additional paid-in capital	98,693,366	93,299,517
Accumulated deficit	(97,953,292)	(76,584,843)
Total stockholders’ equity	742,757	16,717,223
Total liabilities and stockholders’ equity	$16,125,828	$35,555,564

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$6,040,780	$4,471,126	$16,343,823	$15,463,706
General and administrative	2,202,679	1,826,290	7,052,439	5,256,481
Total operating expenses	8,243,459	6,297,416	23,396,262	20,720,187
Loss from operations	(8,243,459)	(6,297,416)	(23,396,262)	(20,720,187)
Interest and amortization of debt discount (expense)	(270,933)	(343,234)	(878,605)	(999,818)
Tax credit	217,418	207,114	217,418	207,114
Change in fair value of warrant liability	15,000	—	2,689,000	—
Net loss	$(8,281,974)	$(6,433,536)	$(21,368,449)	$(21,512,891)
Net loss per common share, basic and diluted	$(0.31)	$(0.27)	$(0.83)	$(0.97)
Weighted average common shares outstanding, basic and diluted	26,325,904	23,634,040	25,875,783	22,270,885

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(21,368,449)	$(21,512,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,401,894	1,535,291
Amortization of debt discount	293,580	352,874
Change in fair value of warrants	(2,689,000)	—
Depreciation	36,728	31,283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	554,749	634,466
Other assets	70,596	(6,470)
Accounts payable	731,913	(1,138,174)
Accrued expenses and other current liabilities	708,237	(76,801)
Net cash used in operating activities	(20,259,752)	(20,180,422)
Cash flows from investing activities
Purchases of equipment	(32,696)	(9,897)
Net cash used in investing activities	(32,696)	(9,897)
Cash flows from financing activities
Repayment of principal on term loan	(2,500,000)	—
Proceeds from issuance of common stock upon financing, net	3,959,589	14,781,092
Proceeds from issuance of common stock upon exercise of options	—	309,219
Proceeds from issuance of common stock upon exercise of warrants	32,500	154,894
Net cash provided by financing activities	1,492,089	15,245,205
Net (decrease) increase in cash	(18,800,359)	(4,945,114)
Cash at beginning of period	34,021,123	36,618,497
Cash at end of period	$15,220,764	$31,673,383

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical-stage biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes four product candidates, AXS‑05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. The Axsome Pain and Primary Care business unit (“Axsome PPC”) houses Axsome’s pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by Axsome and others. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware and now has operations in the United States and Australia.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 7, 2018.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $98.0 million.

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

The Company believes its existing cash, which includes net proceeds of $8.8 million from the Registered Direct Offering completed in October 2018, along with other proceeds received subsequent to September 30, 2018 will be sufficient to fund its anticipated operating cash requirements into the first quarter of 2020. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of developing novel therapies for the management of CNS disorders.

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at September 30, 2018 or December 31, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At September 30, 2018, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s effective tax rates as of September  30, 2018 and September 30, 2017 were 0%, which differs from the statutory tax rate in effect due to the Company recording a full valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2018, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

As of September  30, 2018, the Company has not completed its accounting for all the tax effects associated with the enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recorded a provisional amount during the fourth quarter of 2017. The Company anticipates that the Internal Revenue Service will issue additional guidance related to the impacts of the Tax Act later in 2018. The Company may further adjust the provisional amounts recorded upon completion of its accounting for the tax effects associated with the enactment of the Tax Act and input from anticipated guidance interpreting the Tax Act under the permitted measurement period allowed under SAB 118.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September  30, 2018 and 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which makes 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions of principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842), which provides (1) optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the potential impact of the new guidance.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements,  which provides technical corrections, clarifications, and other improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. Amendments that do not have transition guidance are effective for annual periods beginning after December 15, 2018. The Company has adopted this guidance effective September 30, 2018 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,  which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to the Financial Statements.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is currently evaluating the potential impact of the new guidance.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders’ equity. The final rule is effective on November 5, 2018. The Company is currently evaluating the potential impact of the new guidance.

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

The fair value of the Common Warrants at September  30, 2018 and December 31, 2017 was determined to be approximately $101,000 and $2,683,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $3.45 and $5.60, respectively; (2) a risk-free rate of 2.22% and 1.76%, respectively; and (3) an expected volatility of 70% and 62%, respectively. The change in the fair value between December 31, 2017 and September  30, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

The fair value of the Placement Agent Warrants at September  30, 2018 and December 31, 2017 were determined to be approximately $1,000 and $108,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $3.45 and $5.60, respectively; (2) a risk-free rate of 2.22% and 1.76%, respectively; and (3) an expected volatility of 70% and 62%, respectively. The change in the fair value between December 31, 2017 and September  30, 2018 is reported as a change in fair value of the warrant liability on the statement of operations.

Level 3 Fair Value Sensitivity

Warrant liability

As of September  30, 2018, the fair value of the warrant liability utilizes inputs including: share price, expected volatility and risk-free rate.

•	A 10% plus/minus change in share price will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability,
•	A 10% plus/minus change in the expected volatility will result in an estimated increase/decrease of $0.1 million in the value of the warrant liability, and
•	A 10% plus/minus change in the risk-free interest rate will result in an immaterial change in the value of the warrant liability.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September  30, 2018:

Three Months Ended September 30, 2018	Beginning of period	Issuances	Change in fair value	Extinguishments	End of period
Warrant liability	$117,000	$—	$(15,000)	$—	$102,000
Total	$117,000	$—	$(15,000)	$—	$102,000

Nine Months Ended September 30, 2018	Beginning of period	Issuances	Change in fair value	Extinguishments	End of period
Warrant liability	$2,791,000	$—	$(2,689,000)	$—	$102,000
Total	$2,791,000	$—	$(2,689,000)	$—	$102,000

Note 4. Accrued Expenses and Other Current Liabilities

At September  30, 2018 and December 31, 2017 accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2018	2017

Research and development	$2,294,338	$1,642,154
Accrued compensation	617,959	704,556
Other	475,474	332,824
Total	$3,387,771	$2,679,534

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

Interest expense was $182,357 and $585,025 for the three and nine months ended September 30, 2018, as compared to $223,611 and $646,944 for the three and nine months ended September 30, 2017, respectively.

Amortization of the final payment fee was $63,636 and $210,399 for the three and nine months ended September  30, 2018, as compared to $88,074 and $261,350 for the three and nine months ended September 30, 2017, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	September 30,	December 31,
	2018	2017

Outstanding principal amount	$7,222,222	$9,722,222
Debt discount, net of current portion	551,486	274,116
Long-term debt, net of debt discount	7,773,708	9,996,338
Less current portion of principal	$(3,333,333)	$(3,333,333)
Loan payable, long-term	$4,440,375	$6,663,005
Current portion of outstanding principal amount	3,333,333	3,333,333
Current portion of debt discount	(47,777)	(63,987)
Loan payable, current portion	$3,285,556	$3,269,346

In connection with the Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $24,940 and $83,181 for the three and nine months ended September  30, 2018, respectively, as compared to $31,549 and $91,523 for the three and nine months ended September 30, 2017, respectively.

Scheduled principal payments on outstanding debt, as of September  30, 2018, are as follows:

2018	$833,333
2019	3,333,333
2020	3,055,556
Total	$7,222,222

Note 6. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Basic and diluted net loss per common share:
Net loss	$(8,281,974)	$(6,433,536)	$(21,368,449)	$(21,512,891)
Weighted average common shares outstanding—basic and diluted	26,325,904	23,634,040	25,875,783	22,270,885
Net loss per common share—basic and diluted	$(0.31)	$(0.27)	$(0.83)	$(0.97)

The following potentially dilutive securities outstanding at September  30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	September 30,
	2018	2017

Stock options	2,758,499	2,341,995
Warrants	2,074,149	218,547
Total	4,832,648	2,560,542

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

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. The Company received approximately $3.0 million in gross proceeds, of which net proceeds were approximately $2.9 million from the sales of its common stock to Leerink under the Sales Agreement during the nine months ended September  30, 2018. The Company received approximately $3.1 million in gross proceeds, of which net proceeds were approximately $3.0 million from the sales of its common stock to Leerink under the Sales Agreement since inception.

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

Equity Incentive Plans

There were 3,429,409 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September  30, 2018.

Stock Options

The following table sets forth the stock option activity for the nine months ended September  30, 2018:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2017	2,315,638	$5.57
Granted	776,559	3.13
Exercised	—	—
Forfeited	(307,925)	5.85
Expired	(25,773)	7.84
Outstanding at September 30, 2018	2,758,499	$4.83	7.7	$1,128,711
Vested and expected to vest at September 30, 2018	2,752,330	$4.83	7.7	$1,115,448
Exercisable at September 30, 2018	1,720,630	$4.83	7.0	$937,437

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

The weighted average grant date fair value of options granted was $1.98 and $3.21 per option for the nine months ended September 30, 2018 and 2017, respectively. As of September  30, 2018, there was $3.1 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.4 years. These amounts do not include 19,024 options outstanding as of September  30, 2018, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the three and nine months ended September  30, 2018 and 2017 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Research and development	$90,891	$127,322	$311,753	$408,077
General and administrative	301,774	260,723	1,090,141	1,127,214
Total	$392,665	$388,045	$1,401,894	$1,535,291

Performance‑Based Awards

The Company did not issue any performance-based awards during the nine months ended September  30, 2018 and 2017. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the nine months ended September  30, 2018,  the Company recognized income of $247 and for the nine months ended September 30, 2017, the Company recognized expense of $23,694,  related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the nine months ended September  30, 2018:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2017	2,099,149	$5.21
Issued	—	—
Exercised	(25,000)	1.30
Outstanding at September 30, 2018	2,074,149	$5.27

Note 8. Subsequent Event

On September 27, 2018, the Company entered into a purchase agreement with certain institutional and accredited investors (collectively, the “RDO Investors”) for the sale by the Company directly to the RDO Investors of an aggregate of 2,966,667 shares of the Company’s common stock, at a purchase price of $3.00 per share (the “2018 Registered Direct Offering”), for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and the Company received estimated net proceeds of approximately $8.8 million, after deducting estimated transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by the Company directly to the RDO Investors, without a placement agent, underwriter, broker or dealer, pursuant to a prospectus supplement to the 2016 Shelf Registration Statement.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS‑05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses Axsome’s pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by Axsome and others. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study, and a Phase 2 trial in Major Depressive Disorder, or MDD, which we refer to as the ASCEND study. Additionally, AXS-05 is currently in a Phase 2 trial in smoking cessation. AXS-07 is being developed for the acute treatment of migraine. AXS-09 is being developed for CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We are also conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. We also plan to initiate a Phase 3 trial with AXS-02 in chronic low back pain, or CLBP, associated with Modic changes, or MCs. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastric ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

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

AXS-07 is a novel, oral, investigational medicine consisting of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However, standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. The potential utility of AXS-12 in narcolepsy is supported by positive pre-clinical and preliminary clinical results in narcolepsy, and an extensive positive clinical safety record. Reboxetine, the active agent in AXS-12, significantly and dose-dependently reduced narcoleptic episodes in hypocretin (orexin)-deficient mice, a well-established genetic animal model of narcolepsy.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $21.4 million and $21.5 million for the nine months ended September  30, 2018 and 2017, respectively. Our accumulated deficit as of September  30, 2018 was $98.0 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In October 2018, we closed a registered direct offering, whereby we sold 2,966,667 shares of common stock to certain institutional and accredited investors at a  purchase price of $3.00 per share, for net proceeds of approximately $8.8 million, after deducting estimated transaction expenses. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In October 2018, we announced that we will focus on our growing core CNS portfolio and as a result, we established a new business unit, Axsome PPC, which houses our pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by us and others.

In October 2018, we announced AXS-12 for the treatment of narcolepsy and that AXS-12 has been granted Orphan Drug Designation by the FDA for the indication.

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

The following table summarizes our research and development expenses for our primary programs for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

AXS-02	$34,539	$1,260,775	$507,074	$5,884,906
AXS-05	3,453,303	2,378,716	9,847,722	7,062,448
AXS-06	3,671	68,087	63,844	478,085
AXS-07	1,226,328	—	2,095,683	—
AXS-12	7,914	—	7,914	—
Other research and development	1,224,134	636,226	3,509,833	1,630,190
Stock-based compensation	90,891	127,322	311,753	408,077
Total research and development expenses	$6,040,780	$4,471,126	$16,343,823	$15,463,706

Other research and development expenses primarily consist of employee salaries and benefits, and facilities and overhead costs. For the three and nine months ended September 30, 2018, all employee salaries and benefits were allocated to Other research and development expenses whereas for the three and nine months ended September 30, 2017, a majority of employee salaries and benefits were allocated to a program.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$6,040,780	$4,471,126	$16,343,823	$15,463,706
General and administrative	2,202,679	1,826,290	7,052,439	5,256,481
Total operating expenses	8,243,459	6,297,416	23,396,262	20,720,187
Loss from operations	(8,243,459)	(6,297,416)	(23,396,262)	(20,720,187)
Interest and amortization of debt discount (expense)	(270,933)	(343,234)	(878,605)	(999,818)
Tax Credit	217,418	207,114	217,418	207,114
Change in fair value of warrant liability	15,000	—	2,689,000	—
Net loss	$(8,281,974)	$(6,433,536)	$(21,368,449)	$(21,512,891)

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses.  Our research and development expenses for the three months ended September 30, 2018 were $6.0 million, compared to $4.5 million for the three months ended September 30, 2017, an increase of $1.5 million. The increase was primarily due to the progress of our STRIDE-1, ADVANCE-1, and ASCEND studies and costs related to our AXS-07 product candidate, which was partially offset by a reduction in the costs of our previously initiated clinical trials for AXS-02 and nonclinical work on AXS-05.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended September 30, 2018 were $2.2 million, compared to $1.8 million for the three months ended September 30, 2017, an increase of $0.4 million. The increase was primarily due to higher intellectual property and legal expenses, external fees associated with operating as a public company, as well as an increase in personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount expense was $0.3 million for each of the three month periods ended September 30, 2018 and 2017, which was associated with our loan and security agreement with SVB.

Tax Credit.  Tax credit income for the three months ended September 30, 2018 and 2017 was $0.2 million and represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2017 and 2016 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.  We recorded income related to the change in fair value of our warrant liability for the three months ended September 30, 2018, which was less than $0.1 million.  There was no warrant liability outstanding during the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses.  Our research and development expenses for the nine months ended September 30, 2018 were $16.3 million, compared to $15.5 million for the nine months ended September 30, 2017, an increase of $0.8 million. The increase was primarily due to the progress of our STRIDE-1, ADVANCE-1, and ASCEND studies and costs related to our AXS-07 product candidate, which was partially offset by a reduction in the costs of our previously initiated clinical trials for AXS-02 and nonclinical work on AXS-05 and AXS-06.

General and Administrative Expenses.  Our general and administrative expenses for the nine months ended September 30, 2018 were $7.1 million, compared to $5.3 million for the nine months ended September 30, 2017, an increase of $1.8 million. The increase was primarily due to higher intellectual property and legal expenses, external fees associated with operating as a public company, as well as an increase in personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount expenses for the nine months ended September 30, 2018 were $0.9 million, compared to $1.0 million for the nine months ended September 30, 2017. The decrease was primarily related to lower interest expense and amortization of the debt discount associated with our loan and security agreement with SVB due to a lower principal balance.

Tax Credit.  Tax credit income for the nine months ended September 30, 2018 and 2017 was $0.2 million and represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2017 and 2016 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.  We recorded income related to the change in fair value of our warrant liability for the nine months ended September 30, 2018 of $2.7 million.  There was no warrant liability outstanding during the nine months ended September 30, 2017.

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

In October 2017, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners, LLC, or Leerink, pursuant to which we may sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the Sales Agreement. We received approximately $3.0 million in gross proceeds, of which net proceeds were approximately $2.9 million from the sales of its common stock to Leerink under the Sales Agreement during the nine months ended September 30, 2018. The Company received approximately $3.1 million in gross proceeds, of which net proceeds were approximately $3.0 million from the sales of its common stock to Leerink under the Sales Agreement since inception.

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

On September 27, 2018, we entered into a purchase agreement with certain institutional and accredited investors, which we refer to as the RDO Investors, for the sale by us directly to the RDO Investors of an aggregate of 2,966,667 shares of the our common stock, at a purchase price of $3.00 per share, which we refer to as the 2018 Registered Direct Offering, for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and we received estimated net proceeds of approximately $8.8 million, after deducting estimated transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by us directly to the RDO Investors, without a placement agent, underwriter, broker or dealer, pursuant to a prospectus supplement to the 2016 Shelf Registration Statement.

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the first quarter of 2020. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(20,259,752)	$(20,180,422)
Investing activities	(32,696)	(9,897)
Financing activities	1,492,089	15,245,205
Net (decrease) increase in cash	$(18,800,359)	$(4,945,114)

Operating Activities.  Cash used in operating activities for the nine months ended September 30, 2018 was $20.3 million as compared to $20.2 million for the nine months ended September 30, 2017. The increase of $0.1 million in net cash used was primarily related to continued development on AXS-05 and AXS-07, which was partially offset by a reduction in the costs of our previously initiated clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2018 and 2017.

Financing Activities.  Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2018, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $2.9 million and $1.1 million of the $8.9 million of cash received in connection with the Registered Direct Offering completed in October 2018, offset by the principal payments on our term loan with SVB of $2.5 million. Cash provided by financing activities was $15.2 million for the nine months ended September 30, 2017, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million as well as $0.3 million from the exercise of options and warrants.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB,  issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which makes 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions of principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842), which provides (1) optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the potential impact of the new guidance.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which provides technical corrections, clarifications, and other improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. Amendments that do not have transition guidance are effective for annual periods beginning after December 15, 2018. We have adopted this guidance effective September 30, 2018 and the adoption of the guidance did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to the Financial Statements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. We are currently evaluating the potential impact of the new guidance.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders’ equity. The final rule is effective on November 5, 2018. We are currently evaluating the potential impact of the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $15.2 million and $34.0 million as of September  30, 2018 and December 31, 2017, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September  30, 2018 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September  30, 2018.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing AXS-02, AXS-05, AXS-06, AXS-07,  AXS-09, and AXS-12, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $21.4 million and $28.9 million for nine months ended September  30, 2018 and the year ended December 31, 2017, respectively. As of September  30, 2018, we had an accumulated deficit of $98.0 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•

continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment, AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis, AXS-07 for the acute treatment of migraine, AXS-09 for the treatment of CNS disorders, and AXS-12 for the treatment of narcolepsy;

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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed limited early stage studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies, two of which were conducted with two tablets, one tablet consisting of dextromethorphan, or DM, and one tablet consisting of bupropion. Our third Phase 1 trial with AXS-05 was conducted with one tablet containing both DM and bupropion. We are also conducting our Phase 3 clinical trial with AXS-05 using one tablet containing both DM and bupropion. This change in formulation may result in a pharmacokinetic profile that is different from those observed in our completed Phase 1 trials. As a result, the FDA may request additional clinical trials, analyses, reports, data, or preclinical trials and attendant costs and delays. For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials. For AXS-07, we have only conducted one Phase 1 clinical trial.  For AXS-09, we have only completed one Phase 1 clinical trial. Finally, for AXS-12, we have not conducted a clinical trial.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the independent data monitoring committee, we will continue our COAST-1 trial and have discontinued our CREATE-1 trial for futility. We paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and do not plan to resume screening and enrollment in the COAST-1 trial until after the final data readout from our STRIDE-1 trial. We conducted one interim analysis for the ongoing Phase 3 trial of AXS-05 in TRD and plan to conduct two interim analyses for the ongoing Phase 2/3 trial of AXS-05 for the treatment of AD agitation, and may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of, AXS‑05 for the treatment of TRD, agitation associated with AD, MDD, and smoking cessation, AXS-07 for the acute treatment of migraine, AXS-12 for the treatment of narcolepsy, and AXS‑02 for the treatment of the pain of knee OA associated with BMLs. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on a single pivotal study to support our NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately disagree and require us to conduct additional pivotal studies. Finally, for AXS-12, we will need to conduct additional clinical studies in addition to our planned Phase 2 trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Acadia Pharmaceuticals, Inc.;  Alder Biopharmaceuticals, Inc.; Alkermes plc; Allergan plc; Amgen Inc.; Biohaven Pharmaceutical Holding Company Ltd.; Carbylan Therapeutics, Inc.; Eli Lilly and Company; Flexion Therapeutics, Inc.; Grunenthal GmbH; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Jazz Pharmaceuticals plc; Levolta Pharmaceuticals, Inc.; Otsuka Pharmaceutical Co. Ltd.; and OPKO Health, Inc.

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

AXS-12 and AXS‑02 received Orphan Drug Designation from the FDA. However, there is no guarantee that we will receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits for any of our other product candidates that may receive Orphan Drug Designation in the future, including periods of exclusivity.

AXS-12 received Orphan Drug Designation from FDA for the treatment of narcolepsy. AXS‑02 received Orphan Drug Designation from the FDA for the treatment of CRPS. We may also seek Orphan Drug Designation for our other product candidates, as appropriate.

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

We rely on third‑party CROs to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the ‘239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017, a petition for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the ‘862 patent, was filed at the USPTO by Grunenthal; in October 2017, a petition for post-grant review of U.S. Patent No. 9,539,268, which we refer to as the ‘268 patent, was filed at the USPTO by Grunenthal; in April 2018, a petition for post-grant review of U.S. Patent No. 9,707,245, which we refer to as the ‘245 patent, was filed at the USPTO by Grunenthal; in August 2018, a petition for post-grant review of U.S. Patent No. 9,820,999, which we refer to as the ‘999 patent, was filed at the USPTO by Grunenthal; and in October 2018, a petition for post-grant review of U.S. Patent No. 9,867,839, which we refer to as the ‘839 patent, was filed at the USPTO by Grunenthal

The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 and ‘268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The ‘862 and ‘268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The ‘245 and ‘999 patents contain claims directed to the use of neridronic acid for the treatment of CRPS, and is one of several issued patents containing claims covering the use of neridronic acid for the treatment of CRPS.  The ‘839 patent contains claims directed to the use of neridronic acid and oral zoledronic acid for the treatment of joint pain.  The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate proceedings to review the validity of the ‘239, the ‘862, the ‘268, the ‘245, the ‘999, and the ‘839 patents.

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

In October 2018, the PTAB rendered a decision to initiate a post grant review for the ‘245 patent.

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

As of November 2, 2018, we had only 27 full‑time employees and 4 key consultants. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of November 2, 2018, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 29% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of November 2, 2018, we have outstanding 29,813,168 shares of common stock and 4,832,648 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 21,732,027 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 6,277,562 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, our October 2018 registered direct offering, and any proceeds from sales pursuant to the Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, October 2018 registered direct offering, and proceeds from sales pursuant to our “at-the-market” sales agreement with Leerink Partners LLC, or the Sales Agreement, if any, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, October 2018 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, October 2018 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from those capital raises, including our March 2017 public offering, our December 2017 registered direct offering, October 2018 registered direct offering and proceeds from sales pursuant to the Sales Agreement, if any. Pending their use, we may invest the net proceeds from our capital raises, including our March 2017 public offering, our December 2017 registered direct offering, and our October 2018 registered direct offering in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior September 30th, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2017, we had U.S. net operating loss carryforwards of approximately $61 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2033 if we have not used them prior to that time. Net operating loss carry forwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our March 2017 public offering, our December 2017 registered direct offering, our October 2018 registered direct offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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
10.1

Form of Purchase Agreement, dated as of September 27, 2018, by and among the Company and the investors party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018).

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

AXSOME THERAPEUTICS, INC.

Date: November 9, 2018	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By	/s/ Nick Pizzie
Nick Pizzie Chief Financial Officer (Principal Financial and Accounting Officer)