Form 10-K
period 2018-12-31
Axsome Therapeutics, Inc.
filed 2019-03-15
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $58.1 million as of June 30, 2018, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 33,280,355 shares of the registrant’s common  stock outstanding as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

ITEM 1. BUSINESS.

OVERVIEW

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS‑05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. Additionally, AXS-05 is currently in a Phase 2 trial in smoking cessation and we recently completed a Phase 2 trial in major depressive disorder, or MDD, which we refer to as the ASCEND study. AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression in the ASCEND trial. We are conducting a Phase 3 trial with AXS-07 in the acute treatment of migraine, pursuant to a U.S. Food and Drug Administration, or FDA, Special Protocol Assessment, or SPA. We are conducting a Phase 2 trial with AXS-12 in narcolepsy. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of bupropion and dextromethorphan, or DM, and utilizes our metabolic inhibition technology. We are developing AXS‑05 initially for the following four indications: TRD, agitation associated with AD, MDD, and as an aid to smoking cessation. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. The potential utility of AXS-12 in narcolepsy is supported by positive pre-clinical and preliminary clinical results in narcolepsy, and an extensive clinical safety record. Reboxetine, the active agent in AXS-12, significantly and dose-dependently reduced narcoleptic episodes in hypocretin (orexin)-deficient mice, a well-established genetic animal model of narcolepsy. AXS-12 has been granted Orphan Drug Designation by the FDA for the treatment of narcolepsy.

The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by us and others. AXS-02 is being developed for the treatment of knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, and chronic low back pain, or CLBP, associated with Modic changes, or MCs. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of NSAID-associated gastrointestinal ulcers.

AXS‑02, disodium zoledronate tetrahydrate, is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are developing AXS‑02 for the treatment of pain in the following two conditions: knee OA associated with BMLs and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We intend to seek FDA approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway.

AXS-06 is a novel, oral, non-opioid, investigational medicine consisting of MoSEIC™ meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-associated gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-associated gastrointestinalulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial’s primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS-06 utilizing the 505(b)(2) regulatory development pathway.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes U.S. patents with claims extending to 2034 for AXS‑05 and AXS‑02 and to 2036 for AXS-07 and AXS-06, as well as corresponding foreign patent applications.

Our Strategy

Our goal is to efficiently develop and commercialize novel, differentiated therapies for the management of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•

Pursue novel CNS indications with high unmet medical need.  We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are initially developing our product candidates for indications that have no or few FDA‑approved pharmacological treatments. For example, there currently is no drug approved by the FDA or the EMA for agitation associated with Alzheimer's disease. There are currently only two FDA‑approved drugs for TRD. These conditions are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on novel indications, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies because they address unmet medical needs. Many of these indications have significant patient populations which, when combined with the lack or paucity of approved treatments, should provide us with attractive commercial opportunities.

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

•

Develop products with differentiated profiles.  We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS‑05 and AXS-09 combine several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEICTM technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-06 and AXS-07 product candidates. AXS‑02 utilizes a potentially first‑in‑class mechanism of action for the treatment of pain that may result in analgesia that lasts for one or more months after treatment. We believe that products with clearly differentiated features will be attractive to patients and their physicians, and will provide us with a competitive commercial advantage.

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

•

Reduce clinical and regulatory risk, limit development costs, and accelerate time to market.  Our product candidates incorporate chemical entities with long histories of clinical use and well‑characterized safety profiles. Use of well‑characterized molecules has allowed us to rapidly complete early clinical development of our product candidates, and may reduce the risk of late‑stage clinical failures due to unexpected toxicities. This strategy also allows us to seek FDA approval for some of our product candidates using the 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, permits an applicant to file a new drug application, or NDA, that relies, in part, on the FDA’s prior findings of safety and efficacy in the approval of a similar drug, or on published literature. It therefore allows us to leverage previous preclinical and clinical experience with the active molecules in some of our product candidates and potentially forego conducting certain lengthy and costly preclinical studies, reduce clinical and regulatory risk, limit development costs, and accelerate our time to commercialization.

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

Our current CNS product candidate pipeline is summarized in the table below:

Additionally, our PPC product candidate pipeline is summarized in the table below:

CNS Product Candidates

AXS‑05

Overview

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of dextromethorphan, or DM, and bupropion and utilizes Axsome’s metabolic inhibition technology. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist.

AXS‑05 is potentially applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components. We are developing AXS‑05 initially as a therapeutic for treatment resistant depression, or TRD, agitation associated with Alzheimer’s disease, or AD, major depressive disorder, or MDD, and as an aid to smoking cessation.

Scientific Rationale

DM and bupropion each target different CNS receptor systems that are potentially relevant to the treatment of CNS disorders. Combining the distinct and independent mechanisms of action of these two compounds may be additive or synergistic in the treatment of depression and other CNS disorders. However, DM is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. Attainment of potential therapeutic plasma levels of DM is therefore difficult when DM is dosed as a single agent. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan. This positive pharmacokinetic interaction between bupropion and DM therefore may enable DM’s clinical utility by increasing DM’s plasma levels into a potentially therapeutic range. We believe this dual pharmacodynamic and pharmacokinetic synergy results in a unique pharmacological profile that could potentially be efficacious in CNS disorders.

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

DM is a noncompetitive N‑methyl‑D‑aspartate, or NMDA, receptor antagonist, a sigma‑1 receptor agonist, and an inhibitor of the serotonin transporter, or SERT, and norepinephrine transporter, or NET. Each of these mechanisms of action has been shown to be associated with antidepressant response. DM is a well‑known agent that is used as an antitussive.

Depression

We are developing AXS-05 for the treatment of major depressive disorder, or MDD, and treatment resistant depression, or TRD. We believe there is a substantial need for new effective treatments for this large underserved patient population.

Indication Overview

MDD is a debilitating, chronic, biologically-based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, and which impairs social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. According to the National Institutes of Health, an estimated 6.7% of U.S. adults, or approximately 16 million, experience MDD each year.

Patients diagnosed with MDD are defined as having TRD if they have failed two or more antidepressant therapies. MDD is a serious condition characterized by depressed mood or a loss of interest or pleasure in daily activities consistently for at least a two‑week period, and which impairs social, occupational, educational, or other important functioning. MDD is highly prevalent and difficult to treat. According to the National Institutes of Health, or NIH, an estimated 6.7% of U.S. adults experience MDD each year, while 3.3% of individuals 13 to 18 years of age experience a seriously debilitating depressive disorder. Results of the Sequenced Treatment Alternatives to Relieve Depression, or STAR*D trial, funded by the National Institute of Mental Health, indicate that nearly two‑thirds of diagnosed and treated patients do not experience adequate treatment response with first‑line therapy, and that the majority of these initial failures also fail second‑line treatment. Based on these observations, we estimate that there are approximately 3 million patients with TRD in the United States.

Rationale for the Use of AXS‑05 in Depression

The rationale for the use of AXS-05 in the treatment of depression is based on clinical evidence of antidepressant effects of AXS-05, the mechanisms of action of the DM component of AXS-05, preclinical evidence of antidepressant effects of DM, and the established clinical efficacy of the bupropion component of AXS-05 in MDD.

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

Clinical Rationale.    Administration of AXS-05 in the ASCEND study, a Phase 2, randomized, double-blind, active-controlled, multi-center, U.S. trial, resulted a in highly statistically significant reduction in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score, averaged over the 6-week treatment period, the overall treatment effect, as compared to bupropion (p<0.001). At Week 6, AXS-05 demonstrated a 17.2 point reduction in the MADRS total score compared to a 12.1 point reduction for bupropion (p=0.013). AXS-05 rapidly reduced depressive symptoms and was superior to bupropion on multiple prespecified secondary endpoints, with statistically significant effects demonstrated on most. Additionally, the treatment effect observed with bupropion in the study was consistent with that observed in prior published trials.

Depressive symptom change with AXS-05 in patients with MDD in the ASCEND Phase 2 trial

AXS-05
Bupropion
MADRS Total Score
Change from Baseline
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
-22
P=0.169
P=0.024
P=0.003
P=0.007
P=0.013
Baseline
1
2
3
4
5
6
Week

Agitation associated with Alzheimer’s Disease (AD)

We are developing AXS‑05 for the treatment of agitation associated with AD. There is currently no FDA‑approved pharmacological treatment for the indication of agitation associated with AD.

Indication Overview

AD is a progressive neurodegenerative disorder that manifests initially as forgetfulness advancing to severe cognitive impairment and memory loss. It is a common form of dementia and afflicts an estimated 5 million individuals in the United States, a number that is anticipated to increase to approximately 14 million by 2050. In addition to cognitive decline, individuals diagnosed with AD typically experience behavioral and psychological symptoms including agitation and aggression. These symptoms are seen in a high percentage of AD sufferers with agitation being reported in up to 70% of patients. Agitation is characterized by emotional distress, aggressive behaviors, disruptive irritability, and disinhibition. Agitation associated with AD has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death.

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

Source: Am J Geriatr Psychiatry 2015; 23:3, Supplement 1, S164‑S165.

Smoking Cessation

We are developing AXS‑05 as an aid to smoking cessation treatment. In December 2017, we entered into a collaboration with Duke University for the conduct of a Phase 2 trial of AXS-05 under an Investigator Sponsor IND in smokers interesting in quitting. Products that are currently approved in the United States as aids to smoking cessation treatment include Zyban, or bupropion, which is marketed by GlaxoSmithKline, Chantix, or varenicline, which is marketed by Pfizer Inc., and various types of nicotine replacement approaches.

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

Clinical Development of AXS‑05

We are developing AXS-05 and intend to seek FDA approval for the product utilizing the 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA permits an applicant to file an NDA that relies, in part, on data not developed by or for the applicant and to which the applicant has not received a right of reference, such as the FDA’s findings of safety and efficacy in the approval of a similar drug, or reference listed drug, or published literature, in support of its application. We have completed a Phase 2 trial of AXS-05 in MDD and three Phase 1 pharmacokinetic clinical trials of AXS-05.

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

In June 2018, we initiated the ASCEND study, a Phase 2 randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-05 in patients with MDD.

In December 2018, we announced that an IDMC had conducted an interim futility analysis for the ADVANCE-1 study. Based on the results of the analysis, the IDMC recommended continuation of the AXS-05 treatment arm. Additionally, the IDMC recommended no further randomization of subjects to the bupropion treatment arm of the study. The IDMC did not indicate that there were any safety concerns in the study.

In January 2019, we announced that AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression in the ASCEND study.

Completed ASCEND Study

We have completed the ASCEND Phase 2 study, a randomized, double-blind, active-controlled, multi-center, U.S. trial, in which 80 adult patients with confirmed moderate to severe MDD were treated either with AXS-05 (45 mg dextromethorphan/105 mg bupropion), or the active comparator bupropion (105 mg), twice daily for 6 weeks.

AXS-05 met the prespecified primary endpoint by demonstrating a highly statistically significant reduction in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score, averaged over the 6-week treatment period, the overall treatment effect, as compared to bupropion (p<0.001). At Week 6, AXS-05 demonstrated a 17.2 point reduction in the MADRS total score compared to a 12.1 point reduction for bupropion (p=0.013). AXS-05 rapidly reduced depressive symptoms, demonstrating a statistically significant improvement over bupropion on the Clinical Global Impression-Improvement scale (CGI-I) at Week 1 (p=0.045). Starting at Week 1, AXS-05 achieved numerical superiority over bupropion on the MADRS total score, with statistical significance achieved at Week 2 and maintained at all time points thereafter. At Week 6, 47% of patients who received AXS-05 achieved remission, prospectively defined as a score of 10 or less on the MADRS, compared with 16% of patients who received bupropion (p=0.004).

AXS-05 was superior to bupropion on multiple prespecified secondary endpoints, with statistically significant effects demonstrated on most, including the following: MADRS-6 (p=0.007 at Week 6); percentage of responders on MADRS-6, response defined as ≥ 50% reduction from baseline, (p=0.014 at Week 6); CGI-I (p=0.045 at Week 1, and 0.051 at Week 6); Clinical Global Impression-Severity scale, or CGI-S, (p=0.038 at Week 6); percentage of patients achieving remission on MADRS, remission defined as MADRS ≤ 10, (p=0.004 at Week 6). Additionally, the treatment effect observed with bupropion in the study was consistent with that observed in prior published trials.

Fifty-one percent of patients in the trial had experienced three or more major depressive episodes prior to enrollment. Twenty-three percent of study participants had received first line treatment in their current major depressive episode prior to treatment with study medication.

AXS-05 was safe and well tolerated with no serious adverse events. The most commonly reported adverse events in the AXS-05 arm were nausea, dizziness, dry mouth, decreased appetite, and anxiety. Overall, rates of adverse events were similar between AXS-05 and bupropion. Retention of patients in the study was favorable overall and higher in the AXS-05 treatment arm. There was no meaningful difference between the two treatment arms in discontinuations due to adverse events. Treatment with AXS-05 was not associated with psychotomimetic effects, weight gain, or increased sexual dysfunction.

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

Ongoing STRIDE-1 Study

In March 2016, we initiated the STRIDE-1 study, a Phase 3, randomized, double‑blind, active‑controlled trial to assess the efficacy and safety of AXS‑05 in the treatment of TRD. Patients with MDD who have had inadequate response to one or two antidepressant treatments are treated in an open‑label fashion with bupropion during a 6‑week lead‑in period. Patients who had inadequate response to bupropion during this lead‑in period are considered to have TRD and are randomly assigned in a 1:1 ratio to receive bupropion or AXS‑05 under fasting conditions in a double‑blind fashion for 6 weeks. The primary endpoint is the change in the MADRS after 6 weeks of treatment. In April 2018, an interim analysis was performed on the first approximately 40% of the target number of subjects to assess futility. The interim analysis was performed by an IDMC which recommended that the trial continue.

Ongoing ADVANCE-1 Study

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-05 in patients with agitation associated with AD. Patients with probable AD and clinically significant agitation are randomly assigned in a 1:1:1 ratio to receive bupropion, placebo, or AXS-05 in a double-blind fashion. The primary endpoint is the change is the Cohen-Mansfield Agitation Inventory. The trial will randomize a total of approximately 435 patients. In December 2018, an interim analysis was performed on the first approximately 30% of the target number of subjects to assess futility. The interim analysis was conducted by an IDMC which recommended continuation of the AXS-05 arm and no further enrollment into the bupropion arm.

AXS‑07

Overview

AXS‑07 is novel, oral, investigational medicine consisting of MoSEIC™ meloxicam and rizatriptan. We are initially developing AXS-07 for the acute treatment of migraine. Meloxicam is a new molecular entity for migraine enabled by Axsome’s MoSEIC technology, which results in rapid absorption of meloxicam while maintaining a long plasma half-life. Rizatriptan is FDA approved for the acute treatment of migraine as a single agent. The distinct mechanism of action and rapid absorption of MoSEIC™ meloxicam, combined with the known efficacy of rizatriptan, is designed to provide potentially rapid, superior and consistent relief of migraine pain, with lower symptom recurrence, as compared to currently available therapies.

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

Rationale for the Development of AXS‑07 in Migraine

The rationale for the development of AXS-07 in the treatment of migraine is based on the potentially rapid absorption and long half-life of MoSEIC™ meloxicam, and the additive and potentially synergistic efficacy resulting from the distinct mechanisms of action of meloxicam and rizatriptan. The meloxicam component of AXS-07 is a COX-2 preferential NSAID that inhibits the synthesis of prostaglandins, may reduce meningeal inflammation and inhibit central sensitization resulting from the activation of glial cells in the brain stem. Meloxicam is a new molecular entity for migraine and is not currently approved for this indication. Axsome’s MoSEIC™ technology enables meloxicam’s use in this indication by potentially significantly increasing the speed of its absorption after oral administration. The rizatriptan component of AXS-07 is a 5-HT1B/D agonist that inhibits CGRP–mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is currently approved as a single agent for the acute treatment of migraine.

By combining rizatriptan with MoSEIC™ meloxicam, AXS-07 may overcome some the limitations of current acute treatments which include incomplete pain relief, suboptimal onset of action, and recurrence of symptoms. MoSEIC™ meloxicam contributes a distinct mechanism of action, and potentially reaches therapeutic plasma conentrations rapidly after oral administration, thereby providing the potential for greater efficacy and a more rapid onset of action as compared to current treatments. In addition, MoSEIC™ meloxicam potentially maintains an approximately 20-hour half-life, which may provide more sustained efficacy with less recurrence of symptoms as compared to current treatments. Less recurrence would be expected to result in reduced use of rescue or repeat medication.

Based on AXS-07’s multiple mechanisms of action, the unique pharmacokinetics of the MoSEIC™ meloxicam component, and results from numerous clinical trials with the rizatriptan component, we believe that AXS-07 may have advantages over currently available therapy in the acute treatment of migraine:

•

Rapid absorption and onset of action. In a completed Phase 1 trial of tablets consisting of MoSEIC™ meloxicam and esomeprazole, therapeutic plasma levels of meloxicam were attained within 15 minutes of oral dosing of MoSEIC™ meloxicam, with a median time to maximum plasma concentration (Tmax) that was 9 times faster for MoSEIC™ meloxicam as compared to standard meloxicam (0.5 hour versus 4.5 hours for MoSEIC™ and standard meloxicam, respectively, p<0.0001). The potentially fast absorption of MoSEIC™ meloxicam in AXS-07 combined with a reported Tmax for rizatriptan of 1 to 1.5 hours would be expected to result in rapid onset of migraine pain relief with AXS-07.

•

Strong and consistent pain relief. AXS-07 has the potential to provide efficacy that is superior to currently available migraine treatments based on the expected additive effect of MoSEIC™ meloxicam and rizatriptan.

•

Sustained pain relief. The approximately 20-hour half-life of MoSEIC™ meloxicam, observed with tablets consisting of MoSEIC™ meloxicam and esomeprazole, combined with the expected additive effect of the rizatriptan component of AXS-07 may result in a more sustained effect with less recurrence of symptoms with AXS-07 as compared to currently available treatments.

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

In February 2019, we reached agreement with the FDA under an SPA for the design, endpoints, and statistical approach of the planned MOMENTUM (Maximizing Outcomes in Treating Acute Migraine) Phase 3 trial of AXS-07 in the acute treatment of migraine. Based on FDA feedback during this SPA process, Axsome believes that only one Phase 3 trial may be needed for the approval of AXS-07.

In March 2019, we initiated the MOMENTUM study.

Ongoing MOMENTUM Study

In March 2019, we initiated the MOMENTUM study, a Phase 3, randomized, double-blind, multicenter, controlled trial to assess the efficacy and safety of AXS-07 in the acute treatment of migraine. Approximately 875 patients, with a history of inadequate response to prior migraine treatments, will be randomized in a 2:2:2:1 ratio to treatment with AXS-07, rizatriptan, meloxicam, or placebo. The two co-primary endpoints of the trial are the proportion of patients who are free from headache pain two hours after dosing, and the proportion of patients who no longer suffer from their most bothersome migraine-associated symptom (nausea, photophobia, phonophobia) two hours after dosing.

AXS‑09

AXS‑09 is a novel, oral, investigational medicine consisting of chirally pure esbupropion and DM. Esbupropion is the S-enantiomer of bupropion, a dopamine and norepinephrine reuptake inhibitor and nicotinic acetylcholine receptor antagonist which also serves to increase the bioavailability of DM. Enantiomers are molecules which are identical in chemical structure but which differ in the three-dimensional arrangement of the atoms, i.e. the molecules are mirror images. AXS-09 may potentially be applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components.

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

AXS-12

Overview

AXS-12, reboxetine, is a novel, oral, investigational medicine that we are initially developing for the treatment of the symptoms of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor.

Narcolepsy

Indication Overview

Narcolepsy is a serious and debilitating neurological condition that causes dysregulation of the sleep-wake cycle and is characterized clinically by excessive daytime sleepiness, cataplexy, hypnagogic hallucinations, sleep paralysis, and disrupted nocturnal sleep. Narcolepsy afflicts an estimated 185,000 individuals in the U.S. Cataplexy is seen in an estimated 70% of narcolepsy patients and is a sudden reduction or loss of muscle tone while a patient is awake, typically triggered by strong emotions such as laughter, fear, anger, stress, or excitement. Narcolepsy interferes with cognitive, psychological, and social functioning, increases the risk of work- and driving-related accidents, and is associated with a 1.5 fold higher mortality rate. Depression is reported in up to 57% of patients.

Rationale for the Development of AXS‑12 in Narcolepsy

That rationale for the development of AXS-12 in narcolepsy is supported by positive pre-clinical and preliminary clinical results in narcolepsy, and an extensive clinical safety record. Reboxetine, the active agent in AXS-12, significantly and dose-dependently reduced narcoleptic episodes in hypocretin (orexin)-deficient mice, a well-established genetic animal model of narcolepsy. In an open-label pilot trial, reboxetine treatment improved excessive daytime sleepiness and reduced cataplexy in patients with narcolepsy. Reboxetine has an extensive safety record in Europe and in over 40 countries where it is approved for the treatment of depression. Depression is reported in up to 57% of narcolepsy patients.

Clinical Development of AXS‑12

We received written pre‑IND meeting guidance from the FDA in August 2018 on our clinical development plan for AXS‑12 in narcolepsy.

In October 2018, we received Orphan Drug Designation from the FDA for AXS-12 for the treatment of narcolepsy.

In January 2019, we initiated the CONCERT study, a Phase 2 randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-12 in narcolepsy.

Ongoing CONCERT Study

In January 2019, we initiated the CONCERT study, a Phase 2, double-blind, randomized, placebo-controlled, crossover, multicenter trial to assess the efficacy and safety of AXS-12 in patients with narcolepsy. The study will enroll approximately 20 patients, all of whom will be treated with AXS-12 for three weeks, and with placebo for three weeks. Eligible patients will be randomized to receive either AXS-12 followed by placebo, or placebo followed by AXS-12. Efficacy assessments will include the frequency of cataplexy attacks, and measures of other symptoms of narcolepsy.

Axsome PPC Product Candidates

The assets in Axsome PPC include three Phase 3-stage product candidates. Two of the product candidates, AXS-02 and AXS-06, are being developed directly by Axsome, and one of the candidates, neridronic acid, or neridronate, is covered by Axsome’s intellectual property portfolio. These product candidates are being developed for five different indications including the signs and symptoms of osteoarthritis and rheumatoid arthritis, osteoporosis, the pain of knee osteoarthritis, chronic low back pain, and complex regional pain syndrome.

AXS‑02

Overview

AXS‑02 is a novel, targeted investigational pain therapeutic. It is an orally administered, non‑opioid agent with a new mechanism of action for the treatment of pain. We are developing AXS‑02 for the treatment of the pain of knee OA associated with BMLs, and for the treatment of CLBP associated with MCs. No drug is currently approved by the FDA or the EMA specifically for these targeted subsets of knee OA and CLBP. AXS-02 is also being developed for the treatment of osteoporosis.

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

CREATE‑1 Study

In July 2015, we initiated the CREATE‑1 study, a Phase 3, randomized, double‑blind, placebo‑controlled trial to assess the efficacy and safety of AXS‑02 in the treatment of pain associated with complex regional pain syndrome, or CRPS. An interim analysis was conducted to assess the efficacy and safety of AXS-02 and included 81 subjects. The IDMC recommended that the CREATE-1 trial be stopped for futility. The IDMC also reviewed the available safety information in the study and confirmed that AXS-02 was safe and generally well-tolerated. Additionally, AXS-02 treatment resulted in a significant reduction of serum CTx, a marker of bone resorption, as compared to placebo (p<0.0001). Pursuant to the IDMC recommendation, we have discontinued enrollment in this study and are conducting study close-out activities.

Osteoporosis

Osteoporosis is a degenerative bone condition characterized by an imbalance in bone resorption and formation resulting in porous and brittle bones that are prone to fracture. Increased bone turnover markers, especially serum CTx, are associated with a higher incidence of osteoporosis and fracture risk. An estimated 200 million women are affected worldwide by osteoporosis, resulting in over 8.9 million fractures annually. Osteoporotic fractures occur in 1 in 3 women over age 50 and in 1 in 5 men over age 50. In 2017, worldwide sales of branded osteoporosis drugs totaled over $7.3 billion.

The potential for AXS-02 in the treatment of osteoporosis is currently being evaluated in a Phase 2 trial examining the ability of orally administered AXS-02 to reduce bone resorption over a 12-month period following a single 6-week treatment course consisting of one tablet a week for 6 weeks. Zoledronic acid, the active ingredient in AXS-02, is currently approved for the treatment of osteoporosis but is currently available only as an intravenous formulation. In contrast, AXS-02 is a novel oral formulation that has resulted in rapid absorption of zoledronic acid. The ongoing Phase 2 trial enrolled patients with complex regional pain syndrome who had been treated in the CREATE-1 trial. As previously reported, in that study, AXS-02 treatment resulted in a significant reduction of serum CTx, considered the reference standard marker of bone resorption by the International Osteoporosis Foundation, as compared to placebo, p<0.0001, three months after a single treatment course. The current Phase 2 trial is examining the durability of this effect up to one year after treatment.

Neridronic Acid

Neridronic acid, or neridronate, is a Phase 3-stage, intravenously administered bisphosphonate compound whose use for the treatment of certain pain conditions, including CRPS, is covered by more than 20 issued Axsome patents which provide protection out to 2033. CRPS is a debilitating condition characterized by severe, continuous, burning or throbbing pain in a limb. It is considered to be one of the most painful conditions, results in loss of physical function, and can lead to significant and sometimes permanent disability. Axsome’s extensive CRPS intellectual property portfolio reflects Axsome’s early and continued efforts and commitment to develop an effective treatment for this debilitating condition for which there is currently no approved drug.

Neridronic acid is currently being studied in two pivotal Phase 3 trials for the treatment of CRPS by Grünenthal GmbH, or Grünenthal. The Phase 3 trials were announced in June 2018 and are investigating the efficacy and safety of neridronic acid in 360 patients with CRPS. Grünenthal has filed post grant reviews, or PGRs, on five  of the issued patents covering neridronic acid for the treatment of CRPS. Neridronic acid has been granted Breakthrough Therapy, Fast Track, and Orphan Drug designations for the treatment of CRPS by the FDA. The Breakthrough Therapy designation is supported by data from a randomized, double-blind, placebo-controlled Phase 2 clinical trial showing significant reduction in pain and symptoms of CRPS with neridronic acid treatment, according to public disclosures.

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

AXS‑06

Overview

AXS‑06 is a novel, oral, investigational medicine consisting of MoSEIC™ meloxicam and esomeprazole. We are initially developing AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor, or PPI, which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-induced gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-induced ulcers, with convenient once-daily dosing.

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

As of March 11, 2019, our intellectual property portfolio contains 192 issued patents and more than 165 pending applications in the United States and worldwide. Thirty-one issued United States patents and three issued foreign patents covering our AXS‑05 product candidate have claims covering pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034 for our issued and pending applications. Ninety-nine issued United States patents and 51 issued foreign patents covering our AXS‑02 product candidate, and related compounds, have claims covering various aspects, including method of delivery, pharmacokinetics, composition of matter, and methods of use with protection extending through 2034 for both our issued patents and pending applications. Six issued United States patents and two issued foreign patents covering our AXS‑07 and AXS-06 product candidates, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery and methods of use with protection extending through 2036 for both our issued patents and pending applications. We have pending PCT applications, as well as pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑02, AXS‑04, and AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by us.

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

CNS Product Candidates

AXS‑05 Competition

Patients with MDD are typically treated with a variety of anti-depressant medications such as SSRIs and SNRIs. Some of these treatments include: Prozac, which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Effexor, which is marketed by Pfizer, Inc. and Wellbutrin, which is marketed by GlaxoSmithKline. There are two medications approved for the treatment of TRD, Symbyax, which is marketed by Eli Lilly and Company, and Spravato, which is marketed by Janssen Pharmaceuticals, Inc. We are aware of several companies developing compounds for the treatment of depression including Sage Therapeutics, Inc. and VistaGen Therapeutics, Inc. We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of DM and quinidine for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc.; and Treximet, which is marketed by Pernix Therapeutics Holdings, Inc. We are aware of several companies developing compounds for the treatment of migraine including Alder BioPharmaceuticals, Inc.; Allergan plc; Amgen Inc.; Biohaven Pharmaceutical Holding Company Ltd.; and Eli Lilly and Company.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include Ritalin, which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva Pharmaceutical Industries Ltd; and Xyrem, which is marketed by Jazz Pharmaceuticals plc. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc; Harmony Biosciences LLC; and Jazz Pharmaceuticals plc.

Axsome PPC Product Candidates

AXS-02 Competition

Companies working to develop therapeutics for the treatment of pain associated with knee OA include Flexion Therapeutics, Inc.; Regeneron Pharmaceuticals Inc.; and Levolta Pharmaceuticals, Inc., which is developing an IV zoledronic acid product for the treatment of knee OA. We are aware of one company attempting to develop oral dosage forms of zoledronic acid for the treatment of complex regional pain syndrome, Grunenthal GmbH.

AXS-06 Competition

Patients with osteoarthritis and rheumatoid arthritis are typically treated with over-the-counter NSAIDs, prescription NSAIDs, corticosteroids, opioids, biologic agents and topical analgesics. Companies working to develop therapeutics for the treatment of pain associated with osteoarthritis and rheumatoid arthritis include Eli Lilly and Company; Flexion Therapeutics, Inc; GlaxoSmithKline; Pfizer, Inc.; Regeneron Pharmaceuticals Inc.; and Teva Pharmaceuticals Industries Ltd.

Neridronic Acid Competition

We are aware of one company working to develop neridronate for the treatment of certain pain conditions, including CRPS: Grünenthal GmbH.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local level, and in other countries and supranational regions, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of pharmaceutical products such as those we are developing. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for pharmaceutical products, including laws intended to prevent fraud, waste, and abuse of healthcare dollars. This includes for example, requirements that manufacturers of pharmaceutical products participating in Medicaid and Medicare comply with mandatory price reporting, discount, rebate requirements, and other cost control measures, as well as anti-kickback laws and laws prohibiting false claims. Some states also have enacted fraud, waste, and abuse laws that parallel (and in some cases apply more broadly than) federal laws, and in some cases price transparency requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Further, healthcare is an active area of governmental scrutiny, and it is reasonable to expect that the requirements may become more stringent within the foreseeable future.

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

•development of manufacturing processes in compliance with current Good Manufacturing Practices (cGMPs) to ensure the drug’s identity, strength, quality, and purity;

•compilation of required information and submission to the FDA of an NDA;

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

Preclinical Studies and IND Submission

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity, and drug product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s Good Laboratory Practice regulations. Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND. In the case of 505(b)(2) applications, though, some of the IND components may not be required (for example, if previously established for an approved drug which is referenced). Some preclinical testing may continue even after the IND is submitted.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, enrollment of potential trial subjects, and the continuing validity and scientific merit of the clinical trial. The data safety monitoring board receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

The manufacture of investigational drugs for the conduct of human clinical trials (and their active pharmaceutical ingredients) is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

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

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 studies may be required by the FDA as a condition of approval of the NDA, to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition to the above traditional kinds of clinical trial data required for the approval of an NDA, the 21st Century Cures Act provides for potential FDA use of different types and sources of data in regulatory decision-making, such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries. Implementation of this law and related initiatives is still in progress and we do not know the extent to which we may in the future be able to utilize these types and sources of data. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

Clinical trials at any phase may not be completed successfully within any specified period, or at all. Regulatory authorities, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to the subjects, or based on evolving business objectives or competitive climate.

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

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacturing, and control (CMC) information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under the Prescription Drug User Fee Act, or PDUFA. User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. . A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies or other clinical development program. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

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

The FDA has agreed to a set of performance goals and procedures under PDUFA to review 90% of all applications within ten months from the 60 day filing date for its initial review of a standard NDA for a New Molecular Entity, or NME. For non NME standard applications, the FDA has set the goal of completing its review of 90% of all applications within ten months from the submission receipt date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests, or the NDA sponsor otherwise provides, substantial additional information or clarification regarding the submission.

The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances.

An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows such recommendations.

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

The approval process is lengthy and difficult, and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information,. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA and may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), CDER’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the issues identified in a CRL have been addressed and resolved  to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug for specific indications and with specific prescribing information which was reviewed in connection with the NDA.

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

505(b)(2) Approval Process

Section 505(b)(2) of the FDCA, provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Act amendments, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The applicant may rely, in part, upon the FDA’s prior findings of safety and effectiveness for an approved product that acts as the reference listed drug or on published scientific literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the changes from the reference listed drug as well as bridging studies to the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

The FDA may give a Priority Review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A Priority Review designation means that the goal for the FDA is to review an application within six months, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a Priority Review.

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

Post‑approval Requirements

Any product manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, as well as other federal and state agencies, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, drug shortage reporting, and other periodic reporting; product sampling and distribution; advertising; marketing; promotion; certain electronic records and signatures; licensure in certain states for the manufacturing and distribution of drug products; and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure.

The Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. As of November 27, 2018 product identifier information (an aspect of the product tracing scheme) is required. The distribution of product samples continues to be regulated under the PDMA.

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

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to research, sales, promotion, distribution, medical education, and other activities following product approval, will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS, and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act, or ACA, of 2010, as amended, modified the intent requirement under the Anti Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the federal Anti Kickback Statute may be grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may be repealed pursuant to a pending regulatory proposal.

The government has asserted false claims act liability against manufacturers by alleging that improper arrangements with ordering physicians caused them or another provider to file false claims in violation of the False Claims Act or that manufacturers’ support of patient assistance programs improperly induced beneficiaries to choose their products in violation of the civil monetary penalty statute. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, patient assistance programs, and other business arrangements. Medicare Advantage and Medicaid managed care plan regulations prohibit certain forms of marketing to enrollees that are designed to discriminate against beneficiaries on the basis of their health conditions or history. These regulations may require regulatory review of marketing materials, and coordination with health plan or governmental regulators.

The ACA further created new federal requirements for reporting under the Physician Payments Sunshine Act, or the Sunshine Act, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. 2018 legislation extended the Sunshine Act to cover payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021). Beyond the ACA, financial arrangements and incentives that may impact healthcare decision-making continue to be a subject of attention for Congress and health regulators. For example, the federal Eliminating Kickbacks in Recovery Act of 2018 (EKRA) notably in some instances (relating to recovery centers, clinical treatment facilities, and clinical laboratories) applies to services payable by commercial insurers and self-pay patients, as opposed to only services for which payment is available from government payors.

The federal civil False Claims Act, or FCA, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act; however, a November 2017 Department of Justice memorandum now prohibits the use of subregulatory guidance documents to impose new or more stringent requirements on entities outside the Executive Branch of the federal government. Because the Department has experienced recent administration changes, it is unclear whether the new Attorney General will continue this policy. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, Civil False Claims act liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, overpayments caused by understated rebate amounts, and overpayments that are retained for more than 60 days after discovering the overpayment. False claims act enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Similarly, the criminal healthcare fraud statute imposes criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payors, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment form healthcare benefits, items, or services.

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

The exclusion statute requires the exclusion of entities and individuals who have been convicted of federal-program related crimes or health care felony fraud or controlled substance charges. The statute also  permits the exclusion of those that have been convicted of any form of fraud, the anti-kickback statute, for obstructing an investigation or audit, misdemeanor controlled substance charges, those whose health care license has been revoked or suspended, and those who have filed claims for excessive charges or unnecessary services. If a company were to be excluded, its products would be ineligible for reimbursement from any federal programs, including Medicare and Medicaid, and no other entity participating in those programs would be permitted to enter into contracts with the company. In order to preserve access to beneficial drugs, the government may elect to exclude officers and key employees of manufacturers, rather than excluding the organization. Such enforcement actions would prohibit the Company from engaging those individuals, which could adversely affect operations, and could result in significant reputational harm.

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

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply. Although the law includes certain limited exceptions, including for information collected as part of clinical trials as specified in the law, it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

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

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over price structures. If third-party payors reduce their rates for our products, then our revenue and profitability may decline and our operating margins will be reduced. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third party payors may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third party payors. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

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

In early 2019, the U.S. Department of Health and Human Services published a rule package that proposes to eliminate the Anti-Kickback Statute safe harbor protection for rebates paid by drug manufacturers to pharmacy benefit managers, Medicare Part D plans, and Medicaid managed care plans. The proposed regulation would also create new safe harbors for fees charged to manufacturers by pharmacy benefit managers and for drug discounts offered to patients at the point of sale. If adopted, these rule amendments are expected to cause significant changes throughout the drug supply chain, and could affect our business operations and prospects in unknown and material ways.

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

The ACA made other changes intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health care industry, and impose additional health policy reforms. The law expanded the eligibility criteria for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the entities eligible for discounts under the 340B drug discount program, which mandates discounts to certain hospitals, community centers, and other qualifying providers, although, with the exception of children’s hospitals, these newly eligible entities are not eligible to receive discounted 340B pricing on orphan drugs and the Health Resources and Services Administration has narrowed its interpretation of which beneficiaries may fill prescriptions through 340B inventories. The law additionally extended manufacturer’s Medicaid rebate liability to covered drugs dispensed to patients enrolled in Medicaid managed care organizations, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program, and created an alternative rebate formula for certain new formulations of certain existing products, which is intended to increase the amount of rebates due on those drugs. The revisions to the Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of drug sample distribution, which may require us to modify our business practices with healthcare practitioners. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

The ACA also imposed an affirmative obligation to report and repay any overpayments, including those payments that resulted from violations of the Anti-Kickback Statute, false claims act, or civil monetary penalties statute, within sixty (60) days after such overpayment has been identified. Corresponding case law imposes an obligation on entities to exercise reasonable diligence in identifying such overpayments. The failure to timely report and repay is, itself, considered to constitute a violation of the False Claims Act.

The cost of pharmaceuticals continues to generate substantial governmental and third party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. In addition, for example, in 2018 CMS proposed a new rule that if finalized would require direct-to-consumer television advertisements of prescription drugs, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, as amended, reduced funding under certain conditions   to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which remain in effect through 2027 unless additional Congressional action is taken. The Center for Medicare and Medicaid Services has promulgated or amended a number of cost containment and value based reimbursement measures in the ordinary course of business, and it is expected to continue revising its regulations and policies in response to market conditions and administrative directives.

Since January 2017, Congress and the Trump Administration have been engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges,  but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our product candidates, or the amounts of reimbursement available for our product candidates. If future legislation were to impose direct governmental price controls or access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $23.5 million, $20.0 million, and $21.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-09, AXS-12, AXS-02, and AXS-06.

Employees

As of March 11, 2019, we had 29 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates AXS-02, AXS-05, AXS-06, AXS-07, AXS-09, and AXS-12, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $31.0 million and $28.9 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $107.6 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•conduct our Phase 3 clinical trials with AXS‑05 for the treatment of depression;

•conduct our Phase 3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;

•conduct our Phase 3 clinical trials with AXS‑07 for the acute treatment of migraine;

•conduct our Phase 2 clinical trials with AXS‑12 in narcolepsy;

•continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;

•continue to evaluate, plan for, and conduct, clinical trials for our Axsome PPC product candidates, including AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs and AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis;

•develop, in‑license, or acquire additional product candidates;

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

•develop additional product candidates; and

•in‑license other product candidates.

We believe our current cash, which includes proceeds from the January 2019 at-the-market equity financings and the March 2019 term loan, will be sufficient to fund our anticipated operating cash requirements into at least the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P. consisting of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to the FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy our existing obligations under our original term loan facility with SVB, as amended, and such obligations are considered fully repaid and extinguished. The new term loan facility matures in February 2023 and has an interest-only monthly payment period for twelve months, which may be extended to 18 months upon drawing of the second tranche. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate.

The loan subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016, our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016, our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, our Phase 2 with AXS-05 trial for the treatment of MDD in June 2018, our Phase 2 trial with AXS-12 for the treatment of narcolepsy in January 2019, and our Phase 3 trial with AXS-07 for the acute treatment of migraine in March 2019. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed limited early stage studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies and one Phase 2 trial in MDD. For AXS-07, we have only conducted one Phase 1 clinical trial. For AXS-09, we have only completed one Phase 1 clinical trial. Finally, for AXS-12, we recently initiated a Phase 2 study. For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the independent data monitoring committee, we will continue our COAST-1 trial and have discontinued our CREATE-1 trial for futility. We paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and do not plan to resume screening and enrollment in the COAST-1 trial until after the final data readout from our STRIDE-1 trial. We conducted one interim analysis for the ongoing Phase 3 trial of AXS-05 in TRD and for the ongoing Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS‑05 for the treatment of depression, agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine and AXS-12 for the treatment of narcolepsy. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS-07 may result in fatigue, confusion, dry mouth, diarrhea, nausea, insomnia, anemia, increased appetite, anxiety, sweating, dizziness, palpitations, arrythmia, tachycardia, abnormal vision, syncope, seizure, tremor, tinnitus, dizziness, somnolence, paresthesia, dysgeusia, dyspepsia, constipation, weight increase or decrease, gastritis, hematuria, flatulence, esophagitis, gastric ulcers, gastroesophageal reflux, gastrointestinal hemorrhages, colitis, rash, pain or tightness in the chest, neck, throat or jaw, upper respiratory tract infections, influenza-like symptoms, or other adverse events or potential adverse events reported or discussed in the product labels for meloxicam containing or rizatriptan-containing products including Vivlodex, Mobic, and Maxalt.

Based on the side effects disclosed in EMA product label for marketed drugs that contain the same active molecule as our product candidate, AXS-12 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paraesthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

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

There may also be circumstances under which the FDA would not allow us to pursue a 505(b)(2) application. For instance, should the FDA approve a pharmaceutically equivalent product to our product candidates, before we obtain approval, we would no longer be able to use the 505(b)(2) pathway. In that case, it is the FDA’s policy that the appropriate submission would be an Abbreviated New Drug Application, or ANDA, for a generic version of the approved product. We may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as we could be blocked by others’ periods of patent and regulatory exclusivity protection.

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

•we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we will need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on a single pivotal study to support our NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately disagree and require us to conduct additional pivotal studies. Finally, for AXS-12, we will need to conduct additional clinical studies in addition to our newly initiated Phase 2 trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. . During the course of review, the FDA may also request or require additional chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming and expensive.  Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as bisphosphonates for the treatment of pain. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. For our initiated Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for our planned Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS-05 for the treatment of TRD, we are requiring patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. For our Phase 2/3 clinical trial with AXS-05 for the treatment of agitation associated with AD, we exclude patients who have been treated with certain classes of medications. For our Phase 3 clinical trial with AXS-07 for the acute treatment of migraine, only patients with a history of inadequate response to prior migraine treatments will be enrolled. As a result, these and other entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing or planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

Development of combination product candidates may present more or different challenges than development of a single-agent product candidate.

Certain of our product candidates, including AXS-05, AXS-06, AXS-07, and AXS-09 are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. Finally, the FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off‑label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. The False Claims Act allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the False Claims Act, a penalty may be imposed for each false claim, for example, a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the United States, the distribution of product samples to physicians must further comply with the requirements of the U.S. Prescription Drug Marketing Act. If the FDA determines that our promotional materials or activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or activities or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions, or criminal prosecution. These regulatory and enforcement actions could significantly harm our business, financial condition, results of operations, and prospects.

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

•warning or untitled letters;

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

•stricter harmonized EU rules on data privacy particularly in relation to health data than is the case in the United States which are being further toughened with EU General Data Protection Regulation, or the GDPR, which became enforceable beginning May 25, 2018;

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, bupropion, meloxicam, rizatriptan, reboxetine, and esomeprazole, are available in the United States or abroad and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

AXS-12 received Orphan Drug Designation from the FDA for the treatment of narcolepsy. AXS‑02 received Orphan Drug Designation from the FDA for the treatment of CRPS. We may also seek Orphan Drug Designation for our other product candidates, as appropriate.

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

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings, is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on our current or future product candidates that we may develop, license, or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the ‘239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017, a petition for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the ‘862 patent, was filed at the USPTO by Grunenthal; in October 2017, a petition for post-grant review of U.S. Patent No. 9,539,268, which we refer to as the ‘268 patent, was filed at the USPTO by Grunenthal; in April 2018, a petition for post-grant review of U.S. Patent No. 9,707,245, which we refer to as the ‘245 patent, was filed at the USPTO by Grunenthal; in August 2018, a petition for post-grant review of U.S. Patent No. 9,820,999, which we refer to as the ‘999 patent, was filed at the USPTO by Grunenthal; in October 2018, a petition for post-grant review of U.S. Patent No. 9,867,839, which we refer to as the ‘839 patent, and on January 3, 2018, petitions for post-grant reviews of U.S. Patents No. 9,931,352, which we refer to as the ‘352 patent, 10,039,774, which refer to as the ‘774 patent, and 10,052,338, which we refer to as the ‘338 patent, were filed at the USPTO by Grunenthal.

The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 and ‘268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The ‘862 and ‘268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The ‘245, ‘999, ‘352, ‘774, and ‘338 patents contain claims directed to the use of neridronic acid for the treatment of CRPS, and is one of several issued patents containing claims covering the use of neridronic acid for the treatment of CRPS. The ‘839 patent contains claims directed to the use of neridronic acid and oral zoledronic acid for the treatment of joint pain. The petitions request that the Patent Trial and Appeal Board, or PTAB, initiate proceedings to review the validity of the ‘239, the ‘862, the ‘268, the ‘245, the ‘999, the ‘839, the ‘352, the ‘774, and the ‘338 patents.

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

In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. In February 2018, we responded to the PTAB decision to institute a post-grant review. On November 14, 2018, the Patent Trial and Appeal Board, or PTAB, entered a final written decision holding that the claims were invalid for lack of enablement, and for some claims, lack of novelty and/or obviousness.  On January 16, 2019, we appealed the decision of the PTAB to the United States Court of Appeals for the Federal Circuit.

In February 2018, we responded to and opposed the petition for the ‘268 patent. In May 2018, the PTAB rendered a decision to initiate a post-grant review for the patent. In August 2018, we responded to the PTAB decision to institute a post-grant review.

In October 2018, the PTAB rendered a decision to initiate a post grant review for the ‘245 patent. In July, 2019, we responded to the PTAB decision to institute a post-grant review.

In February 2019, the PTAB rendered a decision to initiate a post-grant review for the ‘999 patent.

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

On January 20, 2017, the current administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in December 2017, the current administration signed into law legislation that repealed the individual mandate in the ACA and increased manufacturer liability for payment on behalf of Medicare Part D beneficiaries during the coverage gap. Congress also could consider additional legislation to repeal and replace elements of the ACA. The United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. While this decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals, so the ruling does not have immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. It is also unclear how regulatory and subregulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. As of November 27, 2018 product identifier information (an aspect of the product tracing scheme) is required.

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

As of March 11, 2019, we had only 29 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act (HIPAA) and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

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

As of March 11, 2019, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 31% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of March 11, 2019, we have outstanding 33,280,355 shares of common stock and 2,488,533 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 25,199,214 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S-8 registering the issuance of an aggregate of 6,277,562 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our previous Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our October 2017 “at-the-market” sales agreement with Leerink Partners LLC, which provided for the sale of up to $30.0 million of our common stock from time to time, and which was fully completed in January 2019, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raisestheir ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2018, we had U.S. federal net operating loss, NOL, carryforwards of approximately $87 million. Net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, if we have not used them prior to that time, and the net operating losses of approximately $27 million generated in 2018 has an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2018 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our March 2017 public offering, our December 2017 registered direct offering, our October 2018 registered direct offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Common Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from November 19, 2015, which is the date our common stock first began trading on the Nasdaq Capital Market, through December 31, 2018 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 19, 2015, in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and assumes reinvestment of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

## COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/19/15
11/30/15
12/31/15
1/31/16
2/29/16
3/31/16
4/30/16
5/31/16
6/30/16
7/31/16
8/31/16
9/30/16
10/31/16
11/30/16
12/31/16
1/31/17
2/28/17
3/31/17
4/30/17
5/31/17
6/30/17
7/31/17
8/31/17
9/30/17
10/31/17
11/30/17
12/31/17
1/31/18
2/28/18
3/31/18
4/30/18
5/31/18
6/30/18
7/31/18
8/31/18
9/30/18
10/31/18
11/30/18
12/31/18
AXSOME Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 11/19/15 in stock or 10/31/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders

The number of record holders of  our common stock as of March 11, 2019 was 26. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant. In addition, the terms of our existing credit facility with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, preclude us from paying cash dividends without SVB’s and WestRiver’s consent.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2018, 2017 and 2016 and Balance Sheet Data as of December 31, 2018, 2017, and 2016, as set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2018	2017	2016

Statements of operations data:
Operating expenses:
Research and development	$23,495,055	$19,957,616	$21,199,860
General and administrative	9,351,522	7,206,691	6,343,648
Total operating expenses	32,846,577	27,164,307	27,543,508
Loss from operations	(32,846,577)	(27,164,307)	(27,543,508)
Interest and amortization of debt discount expense	(1,127,305)	(1,340,199)	(132,424)
Tax credit	217,418	207,114	474,279
Change in fair value of warrant liability	2,791,000	(646,000)	—
Net loss	$(30,965,464)	$(28,943,392)	$(27,201,653)
Weighted average common shares outstanding—basic and diluted	26,883,656	22,764,606	19,150,690
Net loss per common share—basic and diluted	$(1.15)	$(1.27)	$(1.42)

	As of December 31,
	2018	2017	2016

Balance sheet data:
Cash	$13,968,742	$34,021,123	$36,618,497
Total assets	15,379,279	35,555,564	38,212,608
Total current liabilities	10,821,938	12,175,336	7,170,712
Loan payable, long-term, net of discounts	3,619,420	6,663,005	9,470,445
Accumulated deficit	(107,550,307)	(76,584,843)	(47,641,451)
Total stockholders’ equity	$937,921	$16,717,223	$21,571,451

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses Axsome’s pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by Axsome and others. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. We have completed a Phase 2 trial in major depressive disorder, or MDD, which we refer to as the ASCEND study. Additionally, AXS-05 is currently in a Phase 2 trial in smoking cessation. AXS-07 is being developed for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. We are also conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastrointestinal ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of bupropion and dextromethorphan, or DM, and utilizes Axsome’s metabolic inhibition technology. We are developing AXS-05 initially for the following four indications: TRD, agitation associated with AD, MDD, and as an aid to smoking cessation. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek U.S. Food and Drug Administration, or FDA, approval for AXS-05 utilizing the 505(b)(2) regulatory development pathway.

AXS-07, is a novel, oral, investigational medicine consisting of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide-, or CGRP-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is a novel, oral, investigational medicine consisting of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure  S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. The potential utility of AXS-12 in narcolepsy is supported by positive pre-clinical and preliminary clinical results in narcolepsy, and an extensive positive clinical safety record. Reboxetine, the active agent in AXS-12, significantly and dose-dependently reduced narcoleptic episodes in hypocretin-, or orexin-deficient mice, a well-established genetic animal model of narcolepsy.

The Axsome Pain and Primary Care business unit, or Axsome PPC, houses Axsome’s pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by Axsome and others. AXS-02 is being developed for the treatment of knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, and chronic low back pain, or CLBP, associated with Modic changes, or MCs. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of NSAID-associated gastrointestinal ulcers.

AXS‑02, disodium zoledronate tetrahydrate, is a potentially first‑in‑class, oral, targeted, non‑opioid therapeutic for chronic pain. AXS‑02 is a potent inhibitor of osteoclasts, which are bone remodeling cells that break down bone tissue. We are developing AXS‑02 for the treatment of pain in the following two conditions: knee OA associated with BMLs and CLBP associated with type 1 or mixed type 1 and type 2 MCs. These conditions exhibit target lesions or specific pathology that we believe may be addressed by the mechanisms of action of AXS‑02, such as inhibition of osteoclast activity. These mechanisms may result in a reduction of pain in these conditions. We intend to seek FDA approval for AXS‑02 utilizing the 505(b)(2) regulatory development pathway.

AXS-06, is a novel, oral, non-opioid, fixed-dose combination of MoSEIC™ meloxicam and esomeprazole. We are developing AXS-06 initially for the treatment of osteoarthritis and rheumatoid arthritis. Esomeprazole is a proton pump inhibitor which lowers stomach acidity and which has been shown to reduce the occurrence of NSAID-associated gastrointestinal ulcers. AXS-06 is designed to provide rapid, effective pain relief, and to reduce the risk of NSAID-associated gastrointestinal ulcers, with convenient once-daily dosing. We have successfully completed a Phase 1 trial of AXS-06 to characterize the pharmacokinetics of meloxicam and esomeprazole after oral administration of AXS-06. The results of our Phase 1 trial demonstrated that the median Tmax for meloxicam, the trial's primary endpoint, was nine times faster for AXS-06 as compared to standard meloxicam. We intend to seek FDA approval for AXS-06 utilizing the 505(b)(2) regulatory development pathway.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, and engaging in other discovery and preclinical activities. Prior to our initial public offering, or IPO, in November 2015, we financed our operations primarily through private placements of our convertible notes and subsequent to our IPO, through proceeds from sales of our common stock and warrants to purchase shares of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and successfully commercialize one of our product candidates.

We have incurred significant operating and net losses since inception. We incurred net losses of $31.0 million, $28.9 million, and $27.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our accumulated deficit as of December 31, 2018 was $107.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2018, 2017, and 2016:

	Year ended
	December 31,
	2018	2017	2016

AXS-05	$13,460,809	$9,780,593	$8,444,618
AXS-07	3,222,208	180,255	—
AXS-12	193,459	—	—
AXS-02	740,341	6,775,736	9,414,980
AXS-06	71,164	480,425	353,957
Other research and development	5,415,127	2,126,978	1,870,679
Stock-based compensation	391,946	613,629	1,115,626
Total research and development expenses	$23,495,055	$19,957,616	$21,199,860

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs, and expenses for terminated programs. For the year ended December 31, 2018, all employee salaries and benefits were allocated to Other research and development expenses whereas for the year ended 2017 and 2016, a majority of employee salaries and benefits were allocated to the respective programs.

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

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense primarily consists of cash interest and non‑cash costs related to our original term loan and loan amendment with SVB, which was originally entered into in November 2016 and amended in November 2018 (see “Liquidity and Capital Resources” below for a further discussion).We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount expense also includes interest income earned on cash.

Tax Credit

The tax credits represent the receipt of the New York City Biotechnology Tax Credit, or NYC Biotech credit, and receipt by Axsome Therapeutics Australia PTY, LTD, our Australian subsidiary, of the Australia Tax Incentive Credit, related to allowable research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability

The warrants to purchase our common stock issued as part of the registered direct stock offering in December 2017 were classified as a warrant liability and recorded at fair value. The warrant liability was subject to re‑measurement at each balance sheet date and any change in fair value was recognized in our statements of operations as a change in fair value of the warrant liability. The warrants expired on December 11, 2018.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2018, we do not believe any material uncertain tax positions are present.

As of December 31, 2018, we had U.S. federal net operating loss, or NOL carryforwards of approximately $87 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, and the NOLs of approximately $27 million generated in 2018 have an indefinite carryforward period.

Utilization of the net operating losses may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation for net operating losses incurred before the 2018 tax year may result in expiration before we can use them. We have recorded a valuation allowance on all of our deferred tax assets.

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

Stock‑based compensation

For issued stock options, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of our common stock, the risk-free interest rate, the estimated life of the option, the closing market price of our common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we recognize expense for equity award forfeitures as they occur. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

Our policy upon exercise of stock options is that shares will be issued as new shares drawing on our 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year ended
	December 31,
	2018	2017

Operating expenses:
Research and development	$23,495,055	$19,957,616
General and administrative	9,351,522	7,206,691
Total operating expenses	32,846,577	27,164,307
Loss from operations	(32,846,577)	(27,164,307)
Interest and amortization of debt discount expense	(1,127,305)	(1,340,199)
Tax credit	217,418	207,114
Change in fair value of warrant liability	2,791,000	(646,000)
Net loss	$(30,965,464)	$(28,943,392)

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2018 were $23.5 million, compared to $20.0 million for the year ended December 31, 2017, an increase of $3.5 million. The increase was primarily due to increased costs for our STRIDE-1 and ADVANCE-1 studies, initiation and completion of our ASCEND study, and AXS-07 and AXS-12 study startup and manufacturing costs, which was partially offset by a reduction in the costs of our clinical trials for AXS-02 and AXS-05 and nonclinical work on AXS-05.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2018 were $9.4 million, as compared to $7.2 million for the year ended December 31, 2017, an increase of $2.2 million. The increase was primarily due to higher intellectual property costs and legal expenses, external fees associated with operating as a public company, as well as an increase in personnel costs.

Interest and Amortization of Debt Discount Expense.  Interest and amortization of debt discount expense for the year ended December 31, 2018 was $1.1 million, as compared to $1.3 million for the year ended December 31, 2017, a decrease of $0.2 million. The decrease was primarily related to lower interest expense and amortization of the debt discount associated with our loan and security agreement with SVB due to a lower principal balance.

Tax Credit.    Tax credit income for the year ended December 31, 2018 and 2017 was $0.2 million and represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2017 and 2016 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.  For the year ended December 31, 2018, we recorded income of $2.8 million from the change in fair value of our warrant liability in connection with the warrants issued as part of our December 2017 registered direct offering. The change in fair value is due to the decrease of our closing stock price over the course of the year, from when the warrants were initially issued. For the year ended December 31, 2017, we recorded expense of $0.6 million.

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

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million,  which we refer to as the Original Term Loan.. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired. In November 2018, we amended the loan and security agreement with SVB to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. We refer to this amendment as the First Amendment to the Original Term Loan. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. Our obligations under the loan and security agreement, as amended, along with our ability to draw down on the additional $4.0 million tranche, were subsequently extinguished in connection with the establishment of a new term loan facility with SVB during March 2019 (see below).

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. As discussed in greater detail below, we completed an offering of common stock in March 2017, entered into a sales agreement in October 2017 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering until completion of the offering in January 2019, and completed a registered direct offering priced at the market in December 2017 and September 2018, each utilizing the 2016 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2016 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In March 2017, we completed an underwritten public offering, whereby we sold 4,304,813 shares of our common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink, pursuant to which we could sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. We received approximately $4.2 million in gross proceeds from the sales of our common stock to Leerink under the Sales Agreement during the year ended December 31, 2018. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of the final sale, the Sales Agreement was automatically terminated. Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, we completed a registered direct offering priced at the market, whereby we sold an aggregate of $9.5 million worth of units, or Units, at a purchase price of $5.325 per Unit, with each Unit consisting of (i)one share of our common stock, and (ii) a warrant to purchase one share of our common stock, or Common Warrant, at an exercise price equal to $5.25 per share. We sold an aggregate of 1,783,587 Units in the offering for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, we issued warrants to purchase up to 107,015 shares of our common stock at an exercise price of $6.6562 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the offering, which we refer to as the Placement Agent Warrants. The Placement Agent Warrants have the same terms as the Common Warrants, except for the difference in exercise price noted above. Both the Common Warrants and the Placement Agent Warrants expired on December 11, 2018.

On September 27, 2018, we entered into a purchase agreement with certain institutional and accredited investors, which we refer to as the RDO Investors, for the sale by us directly to the RDO Investors of an aggregate of 2,966,667 shares of the our common stock, at a purchase price of $3.00 per share, which we refer to as the 2018 Registered Direct Offering, for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and we received net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by us directly to the RDO Investors, without a placement agent, underwriter, broker or dealer, pursuant to a prospectus supplement to the 2016 Shelf Registration Statement.

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, for a term loan up to $24.0 million, which completely replaces the Original Term Loan and the First Amendment to the Original Term Loan.  The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million is available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished.

We believe our current cash, which includes proceeds from the January 2019 at-the-market equity financings and the March 2019 term loan, will be sufficient to fund our anticipated operating cash requirements into at least the fourth quarter of 2021. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2018	2017	2016

Net cash (used in) provided by:
Operating activities	$(30,053,701)	$(26,471,652)	$(21,281,304)
Investing activities	(32,696)	(9,898)	(104,561)
Financing activities	10,034,016	23,884,176	9,968,102
Net increase (decrease) in cash	$(20,052,381)	$(2,597,374)	$(11,417,763)

Operating Activities.  Net cash used in operating activities for the year ended December 31, 2018 was $30.1 million as compared to $26.5 million for the year ended December 31, 2017. The increase of $3.6 million in net cash used was primarily related to an increase in operating expenses in 2018 compared to 2017 for ADVANCE-1, STRIDE-1, and ASCEND clinical trials, offset by increase in change in operating liabilities.

Net cash used in operating activities for the year ended December 31, 2017 was $26.5 million as compared to $21.3 million for the year ended December 31, 2016. The increase of $5.2 million in net cash used was primarily related to a reduction in accounts payable and accrued expenses and an increase in general and administrative expenses, which includes $0.2 million in placement agent expense associated with our registered direct offering in December 2017.

Investing Activities.  Cash used in investing activities for the purchase of equipment was less than $0.1 million for the year ended December 31, 2018 and December 31, 2017. Cash used in investing activities was $0.1 million for the year ended December 31, 2016.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2018 was $10.0 million, which includes net proceeds from the sale of common stock in the October 2018 registered direct offering of $8.8 million, $4.1 million in proceeds from sales made through at-the-market offerings, as well as $0.5 million from the exercise of options and warrants, partially offset by principal repayment on our term loan of $3.3 million.

Net cash provided by financing activities for the year ended December 31, 2017 was $23.9 million, which included the net proceeds from the sale of common stock in the March 2017 public offering of $14.8 million, the December 2017 registered direct offering of $8.8 million, $0.1 million in proceeds from sales made through at-the-market offerings, as well as $0.5 million from the exercise of options and warrants, partially offset by principal repayment on our November 2016 term loan with SVB of $0.3 million. Net cash provided by financing activities for the year ended December 31, 2016 was $10.0 million, which consisted of the net proceeds received from our November 2016 term loan with SVB..

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

•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2018:

		Less than			More than
(in thousands)	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$6,981,944	$3,797,299	$3,184,645	$—	$—
Total contractual obligations	$6,981,944	$3,797,299	$3,184,645	$—	$—

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We were scheduled to make interest only payments on the loan until December 1, 2017, which could have been extended under certain circumstances. Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

The SVB loan accrued interest at an annual rate equal to 4.50% plus the prime rate, which was the greater of 3.50% or the Wall Street Journal prime rate, and was payable monthly. Following the interest only payment period, we began making monthly payments of principal and interest. In addition, we were required to pay a final payment fee of 8.5% of the principal amount extended to us on the date of repayment of the outstanding loan.

We were permitted to prepay all, but not less than all, of the SVB loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The term loan was collateralized by a security interest in all of our assets except intellectual property. Our intellectual property was subject to a negative pledge.

In connection with the loan, SVB and Life Science Loans, LLC, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

We allocated the proceeds of $10.0 million based on the relative fair values of the debt instrument and the warrant instrument. The relative fair value of the warrants of approximately $0.3 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt was being amortized to interest expense over the term of the debt.

In November 2018, we amended the loan and security agreement with SVB to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. Our obligations under the loan and security agreement, as amended, along with the ability to draw down on the additional $4.0 million tranche, were subsequently extinguished in connection with the establishment of a new term loan facility with SVB during March 2019.

Shelf Registration Statement

On December 1, 2016, we filed the 2016 Shelf Registration Statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840), requires that assets and liabilities arising under leases be recognized on the balance sheet as well as additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows related to lease agreements. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842), which provides (1) optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We elected to use the transition method approved by the FASB in accordance with ASU No. 2018-11, Leases, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted under these expedients, we did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease. Although we are still finalizing its evaluation of the standard update and the quantification of its impact, we expect its adoption will not have a material impact on our financial statements.

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

In June 2018, the FASB issued No. ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for annual and interim periods beginning after December 15, 2018,  with early adoption permitted upon issuance. We have adopted this guidance effective October 1, 2018 and the adoption of the guidance did not have a material impact on our financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders’ equity. The final rule is effective on November 5, 2018 and the adoption of the guidance did not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $14.0 million as of December 31, 2018. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2018 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 14, 2019

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017

Assets
Current assets:
Cash	$13,968,742	$34,021,123
Prepaid and other current assets	1,246,360	1,278,418
Total current assets	15,215,102	35,299,541
Equipment, net	51,832	68,071
Other assets	112,345	187,952
Total assets	$15,379,279	$35,555,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,687,245	$3,435,456
Accrued expenses and other current liabilities	3,843,299	2,679,534
Loan payable, current portion	3,291,394	3,269,346
Warrant liability	—	2,791,000
Total current liabilities	10,821,938	12,175,336
Loan payable, long-term	3,619,420	6,663,005
Total liabilities	14,441,358	18,838,341
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 30,087,213 and 25,492,992 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	3,009	2,549
Additional paid-in capital	108,485,219	93,299,517
Accumulated deficit	(107,550,307)	(76,584,843)
Total stockholders’ equity	937,921	16,717,223
Total liabilities and stockholders’ equity	$15,379,279	$35,555,564

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017	2016

Operating expenses:
Research and development	$23,495,055	$19,957,616	$21,199,860
General and administrative	9,351,522	7,206,691	6,343,648
Total operating expenses	32,846,577	27,164,307	27,543,508
Loss from operations	(32,846,577)	(27,164,307)	(27,543,508)
Interest and amortization of debt discount expense	(1,127,305)	(1,340,199)	(132,424)
Tax credit	217,418	207,114	474,279
Change in fair value of warrant liability	2,791,000	(646,000)	—
Net loss	$(30,965,464)	$(28,943,392)	$(27,201,653)
Net loss per common share, basic and diluted	$(1.15)	$(1.27)	$(1.42)
Weighted average common shares outstanding, basic and diluted	26,883,656	22,764,606	19,150,690

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2015	19,149,417	1,915	66,882,144	(20,439,798)	$46,444,261
Stock-based compensation	—	—	2,031,418	—	2,031,418
Proceeds from exercise of options	9,000	1	33,029	—	33,030
Issuance of warrants	—	—	264,395	—	264,395
Net loss	—	—	—	(27,201,653)	(27,201,653)
Balance at December 31, 2016	19,158,417	1,916	69,210,986	(47,641,451)	21,571,451
Stock-based compensation	—	—	2,072,210	—	2,072,210
Proceeds from exercise of options	88,922	9	316,710	—	316,719
Exercise of warrants	129,149	13	167,881	—	167,894
Issuance of common stock upon financing	6,116,504	611	21,531,730	—	21,532,341
Net loss	—	—	—	(28,943,392)	(28,943,392)
Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	1,754,974	—	1,754,974
Issuance of common stock upon exercise of options	278,925	29	380,293	—	380,322
Exercise of warrants	101,310	10	131,693	—	131,703
Issuance of warrants upon debt financing	—	—	37,842	—	37,842
Issuance of common stock upon financing	4,213,986	421	12,880,900	—	12,881,321
Net loss	—	—	—	(30,965,464)	(30,965,464)
Balance at December 31, 2018	30,087,213	$3,009	$108,485,219	$(107,550,307)	$937,921

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net loss	$(30,965,464)	$(28,943,392)	$(27,201,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,754,974	2,072,210	2,031,418
Amortization of debt discount	375,635	470,521	68,930
Change in fair value of warrants	(2,791,000)	646,000	—
Depreciation	48,935	42,557	20,484
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32,058	102,143	(383,942)
Other assets	75,607	(75,131)	(86,196)
Accounts payable	251,789	(645,717)	2,188,810
Accrued expenses and other current liabilities	1,163,765	(140,843)	2,080,845
Net cash used in operating activities	(30,053,701)	(26,471,652)	(21,281,304)
Cash flows from investing activities
Purchases of equipment	(32,696)	(9,898)	(104,561)
Net cash used in investing activities	(32,696)	(9,898)	(104,561)
Cash flows from financing activities
Proceeds from issuance of term loan	—	—	10,000,000
Payment of debt issuance costs	(25,997)	—	(64,928)
Repayment of principal on term loan	(3,333,333)	(277,778)	—
Proceeds from issuance of common stock upon financing, net	12,881,321	23,677,341	—
Proceeds from issuance of common stock upon exercise of warrants	131,703	167,894	33,030
Proceeds from issuance of common stock upon exercise of options	380,322	316,719	—
Net cash provided by financing activities	10,034,016	23,884,176	9,968,102
Net (decrease) increase in cash	(20,052,381)	(2,597,374)	(11,417,763)
Cash at beginning of period	34,021,123	36,618,497	48,036,260
Cash at end of period	$13,968,742	$34,021,123	$36,618,497
Supplemental disclosures of cash flow information:
Interest paid	$771,966	$865,278	$46,667
Supplemental disclosures of non-cash financing activity:
Establishment of warrant liabilities in connection with common stock issuance	$—	$2,145,000	$—
Issuance of warrants in connection with debt financing	$37,842	$—	$264,395

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $107.6 million.

In November 2015, the Company completed its IPO, whereby it sold 5,666,667 shares of common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In November 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. The Company did not achieve the conditional criteria to access the second and third tranches before the specified dates and the $10.0 million in additional term loan advances subsequently expired. In November 2018, the Company amended the loan and security agreement with SVB to provide an additional $4.0 million growth capital loan, related to the Company’s narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at the Company’s option, subject to the achievement of a specified clinical milestone. The Company’s obligations under the loan and security agreement, as amended, along with the ability of the Company to draw down on the additional $4.0 million tranche, were subsequently extinguished in connection with the establishment of a new term loan facility with SVB during March 2019 (see below).

In March 2017, the Company completed an underwritten public offering, whereby it sold 4,304,813 shares of common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC ("Leerink"), pursuant to which the Company could sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. The Company received approximately $4.2 million in gross proceeds, of which net proceeds were approximately $4.1 million from the sales of its common stock to Leerink under the Sales Agreement during the year ended December 31, 2018. In January 2019, the Company raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of the final sale, the Sales Agreement was automatically terminated, Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, the Company completed a registered direct offering (“the 2017 Registered Direct Offering”) priced at the market, whereby it sold 1,783,587 shares of common stock and warrants to purchase up to an aggregate of 1,783,587 shares of its common stock at a combined purchase price of $5.325 per share. The Company received gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses.

On September 27, 2018, the Company entered into a purchase agreement with certain institutional and accredited investors (collectively, the “RDO Investors”) for the sale by the Company directly to the RDO Investors of an aggregate of 2,966,667 shares of the Company’s common stock, at a purchase price of $3.00 per share (the “2018 Registered Direct Offering”), for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and the Company received net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by the Company directly to the RDO Investors, without a placement agent, underwriter, broker or dealer, pursuant to a prospectus supplement to the 2016 Shelf Registration Statement.

In March 2019, the Company entered into a $24.0 million growth capital term loan facility with SVB and WestRiver. The two-tranche loan agreement consists of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to the Company’s ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy the Company’s existing obligations under its previously disclosed term loan facility with SVB, as amended, and such obligations are considered fully repaid and extinguished (refer to Note 6, Loan and Security Agreement).

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company is dependent upon significant future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at December 31, 2018 and 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2018, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The carrying amounts reported in the accompanying consolidated financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short‑term maturities. The fair value of the warrants are discussed in Note 3, “Fair Value Measurements.”

Debt Issuance Costs

The Company incurred third‑party costs in connection with the Company’s term loans as described in Note 6 – Loan and Security Agreement. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense in the consolidated statement of operations.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2018, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock‑Based Compensation

For stock options issued, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company recognizes expense for equity award forfeitures as they occur. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

The Company’s policy upon exercise of stock options is that shares will be issued as new shares drawing on the Company’s 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015.

Tax Credit

The tax credit represents the receipt of the New York City Biotechnology Tax Credit (“NYC Biotech credit”), and receipt by Axsome Therapeutics Australia PTY, LTD, the Company’s Australian subsidiary, of the Australia Tax Incentive Credit, related to the Company’s research and development expenses incurred for its product candidates. These expenses were incurred in prior periods and therefore the grant income was recorded when the funds were received.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2018, 2017, and 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840), requires that assets and liabilities arising under leases be recognized on the balance sheet as well as additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows related to lease agreements. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842), which provides (1) optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company elected to use the transition method approved by the FASB in accordance with ASU No. 2018-11, Leases, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted under these expedients, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease. Although the Company is still finalizing its evaluation of the standard update and the quantification of its impact, the Company expects its adoption will not have a material impact its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for annual and interim periods beginning after December 15, 2018. The Company early adopted this guidance effective October 1, 2018 and the adoption did not have a material impact on the Company’s financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders’ equity. The final rule was effective on November 5, 2018 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

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

2017 Warrants associated with Registered Direct Offering

In connection with the Company’s 2017 Registered Direct Offering, the Company issued common stock warrants (“Common Warrants”) to certain investors to purchase an aggregate of 1,783,587 shares of its common stock. The Common Warrants were exercisable at $5.25 per share and expired on December 11, 2018. Additionally, as part of the 2017 Registered Direct Offering, the Company issued warrants (the “Placement Agent Warrants’) to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the 2017 Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock. The Placement Agent Warrants were exercisable at $6.6562 and expired on December 11, 2018. The Common Warrants and Placement Agent Warrants (collectively the “2017 Warrants”) were analyzed and it was determined that they required liability treatment. Under ASC 815 Derivatives and Hedging (“ASC 815”), registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classified these derivative warrant liabilities on the consolidated balance sheet as a current liability.

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

The 2017 Warrants associated with 2017 Registered Direct Offering expired on December 11, 2018, and therefore, the warrant liability was zero as of December 31, 2018.

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2016.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2018 and 2017:

December 31, 2018	Beginning of period	Issuances	Change in fair value (1)	End of period
Warrant liability	$2,791,000	$—	$(2,791,000)	$—
Total	$2,791,000	$—	$(2,791,000)	$—

December 31, 2017	Beginning of period	Issuances	Change in fair value (1)	End of period
Warrant liability	$—	$2,145,000	$646,000	$2,791,000
Total	$—	$2,145,000	$646,000	$2,791,000

(1)	The change in the fair values of the warrants are recorded in the statements of operations.

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2018	2017	2016

Basic and diluted net loss per common share:
Net loss	$(30,965,464)	$(28,943,392)	$(27,201,653)
Weighted average common shares outstanding—basic and diluted	26,883,656	22,764,606	19,150,690
Net loss per common share—basic and diluted	$(1.15)	$(1.27)	$(1.42)

The following potentially dilutive securities outstanding at December 31, 2018, 2017,  and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2018	2017	2016

Stock options	2,291,163	2,315,638	1,772,050
Warrants	123,037	2,099,199	337,746
Total	2,414,200	4,414,837	2,109,796

Note 5.Accrued Expenses and Other Current Liabilities

At December 31, 2018 and 2017, accrued expenses consisted of the following:

	December 31,
	2018	2017

Research and development	$2,266,285	$1,642,154
Accrued compensation	1,051,401	704,556
Other	525,613	332,824
Total	$3,843,299	$2,679,534

Note 6.Loan and Security Agreement

In November 2016, the Company entered into a $20.0 million Term Loan Agreement (“Original Term Loan”) with SVB. The three-tranche Term Loan consists of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones.

The Original Term Loan bore interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and was payable monthly. It was set to mature in November 2020 and had an interest-only payment period until December 1, 2017, which could be extended to May 2018 upon the drawing of the second tranche. Following the interest only payment period, the Company began making monthly payments of principal and interest which were to continue until the maturity date. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company was required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the Term Loan, which was being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. Because the Company did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired and the Company began to repay principal in December 2017.

The Company was permitted to prepay all, but not less than all, of the Original Term Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The Term Loan was collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property was subject to a negative pledge.

In November 2018, the Company amended the existing term loan facility to provide an additional $4.0 million growth capital loan, related to Axsome’s narcolepsy clinical program with AXS-12 (“First Amendment to the Loan and Security Agreement”). This additional capital was available to be drawn, at Axsome’s option, subject to the achievement of positive results from the Company’s upcoming Phase 2 trial of AXS-12 in narcolepsy sufficient to proceed to a Phase 3 trial. The financial terms for this additional growth capital were more favorable than those of the original term loan. All other terms and conditions from the original term loan agreement remain in place. The additional $4.0 million growth capital loan had to be drawn by May 31, 2019 and would bear interest at an annual rate equal to the greater of the prime rate plus 2.00%, or 7.25%, if drawn.

The Company evaluated whether the First Amendment to the Loan and Security Agreement entered into in November 2018 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt - Modifications and Extinguishments. Upon determining that the change in cash flows between the previous and current loans was not greater than 10%, the Company accounted for the transaction as a debt modification. Since the borrowing capacity of the First Amendment to the Loan and Security Agreement is greater than the borrowing capacity from the Original Term Loan agreement, the unamortized deferred costs, any fees paid to the lender, and any third-party costs incurred are deferred and amortized over the term of the First Amendment. As of November 2018, the unamortized balance of debt discount costs incurred in connection with the Original Term Loan and additional debt discount costs incurred in connection with entry into the First Amendment of the Loan and Security Agreement, were being amortized through maturity in November 2020 utilizing the effective interest rate method and straight-line method, respectively.

The book value of debt approximates its fair value given its short term maturity and variable interest rate.  Interest expense was $751,670 and $869,678  and amortization of the final payment was $266,668 and $346,978 for the years ended December 31, 2018 and 2017, respectively.

Long-term debt and unamortized debt discount balances are as follows:

	December 31,	December 31,
	2018	2017

Outstanding principal amount	$6,388,889	$9,722,222
Debt discount, net of current portion	563,864	274,116
Long-term debt, net of debt discount	6,952,753	9,996,338
Less current portion of principal	(3,333,333)	(3,333,333)
Loan payable, long-term	$3,619,420	$6,663,005
Current portion of outstanding principal amount	3,333,333	3,333,333
Current portion of debt discount	(41,939)	(63,987)
Loan payable, current portion	$3,291,394	$3,269,346

In connection with the Original Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

The proceeds of $10.0 million were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. Amortization of the debt discount was $106,308 and $123,543 for the years ended December 31, 2018 and 2017, respectively.

In connection with the First Amendment to the Loan and Security Agreement, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance. Altogether, the Company issued 63,000 shares of common stock concurrent with the signing of this amendment, of which 15,750 were earned immediately. The warrants to purchase the remaining 47,250 shares of common stock would be earned upon the funding. Amortization of the debt discount was $2,659 for the year ended December 31, 2018.

Scheduled Principal Payments on Outstanding Debt, as of December 31, 2018, are as follows:

2019	$3,333,333
2020	3,055,556
Total principal payments outstanding	$6,388,889

In March 2019, the Company established a new term loan facility with SVB and WestRiver in the aggregate principal amount of up to $24.0 million. The Company’s obligations under November 2016 loan and security agreement, as amended, along with the ability of the Company to draw down on the additional $4.0 million tranche, were subsequently extinguished in connection with the establishment of the new term loan facility during March 2019 (see Note 14 – Subsequent Events).

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

In October 2017, the Company entered into the Sales Agreement with Leerink , pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. The Company received approximately $4.2 million in gross proceeds, of which net proceeds were approximately $4.1 million from the sales of its common stock to Leerink under the Sales Agreement during the year ended December 31, 2018. In January 2019, the Company raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of the final sale, the Sales Agreement was automatically terminated, Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, the Company completed the Registered Direct Offering, whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of the Company’s common stock, and (ii) a Common Warrant at an exercise price equal to $5.25 per share. The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, the Company issued 107,015 Placement Agent Warrants. The Company incurred issuance costs associated with the Units offering of $745,856, which included $81,000 related to issuance of 107,015 Placement Agent Warrants, of which, $583,768 was allocated to the common stock sold and was recorded as a reduction to equity. The remaining amount was allocated to the Common Warrants and was expensed. The Placement Agent Warrants have the same terms as the Common Warrants, except for the exercise price of $6.6562 per share. The Common Warrants priced at $5.25 and Placement Agent Warrants priced at $6.6562 utilized the 2016 Shelf Registration Statement for a total of $9.4 million and $712,313.

On September 27, 2018, the Company entered into a purchase agreement with certain institutional and accredited investors (collectively, the “RDO Investors”) for the sale by the Company directly to the RDO Investors of an aggregate of 2,966,667 shares of the Company’s common stock, at a purchase price of $3.00 per share (the “2018 Registered Direct Offering”), for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and the Company received net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by the Company directly to the RDO Investors, without a placement agent, underwriter, broker or dealer, pursuant to a prospectus supplement to the 2016 Shelf Registration Statement.

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

The 2016 Shelf Registration Statement is currently our only active shelf registration. After deducting shares already sold, there is approximately $77.5 million of common stock that remains available for sale under the 2016 Shelf Registration as of the date of this filing. In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the "2013 Plan"), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2018, there were 3,609,552 shares available for future grant under the 2015 Plan.

Stock Options

The following table summarizes stock option activity as of December 31, 2018:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2017	2,315,638	$5.57
Granted	816,723	3.12
Exercised	(278,925)	1.36
Forfeited	(325,835)	5.79
Expired	(236,438)	6.70
Outstanding at December 31, 2018	2,291,163	$5.06	7.8	$216,649
Vested and expected to vest at December 31, 2018	2,265,994	$5.09	7.7	$195,112
Exercisable at December 31, 2018	1,317,299	$5.37	6.8	$191,115

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2018, 2017, and 2016 is as follows:

Black-Scholes option valuation assumptions	2018				2017				2016

Risk-free interest rates	2.0	-	3.1%		1.6	-	2.2%		0.9	-	2.0%
Dividend yield		—				—				—
Volatility	74	-	87%		73	-	77%		69	-	75%
Weighted average expected term	3.66	-	6.13	years	3.50	-	6.12	years	3.25	-	6.25	years

The weighted average grant date fair value of options granted was  $1.99,  $3.06, and $5.13 per option for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $2.7 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.3 years. These amounts do not include 38,024 options outstanding as of December 31, 2018, which are performance‑based and vest upon the achievement of certain corporate milestones. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.5 million for the years ended December 31, 2018. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the years ended December 31, 2018, 2017, and 2016 was as follows:

	2018	2017	2016
Research and development	$391,946	$613,629	$1,115,626
General and administrative	1,363,028	1,458,581	915,792
Total	$1,754,974	$2,072,210	$2,031,418

Performance‑Based Awards

During the year ended December 31, 2018, the Company issued 19,000 performance-based awards at an exercise price of $2.18, to employees that vest upon completion of certain clinical events. During the year ended December 31, 2017, the Company issued 20,650 performance-based awards, with a weighted average exercise price of $5.70, to employees that vest upon completion of certain clinical events. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the years ended December 31, 2018, 2017, and 2016, the Company recognized $1,587,  $59,424, and $604,866, respectively, as expense related to performance‑based awards.

Note 8. Warrants

As of December 31, 2018, the Company had outstanding warrants to purchase 123,037 shares of common stock. The following table summarizes warrant activity as of December 31, 2018, 2017, and 2016:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2015	272,518	$2.02
Issued	65,228	7.41
Outstanding at December 31, 2016	337,746	3.06
Issued	1,890,602	5.33
Exercised	(129,149)	1.30
Outstanding at December 31, 2017	2,099,199	5.21
Issued	15,750	3.06
Exercised	(101,310)	1.30
Expired	(1,890,602)	5.33
Outstanding at December 31, 2018	123,037	$6.35

On November 26, 2018, in connection with the First Amendment to the Loan and Security Agreement, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase 15,750 shares of the Company’s stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance (“2018 warrants”).  The warrants were classified as a component of stockholders' equity. The 2018 warrants have a seven year term and expire on November 25, 2025.

In connection with the Registered Direct Offering, which was completed on December 11, 2017, the Company issued Common Warrants and Placement Agent Warrants to purchase 1,783,587 shares and 107,015 shares of common stock, respectively, with an exercise price of $5.25 per share and $6.6562 per share, respectively, which are exercisable from the date of issuance until December 11, 2018 (“2017 warrants”). The Common Warrants and Placement Agent Warrants were classified as warrant liability. See Note 3, “Fair Value Measurements”, for the fair value calculations of the warrant liability. The 2017 warrants had a 1 year term and expired on December 11, 2018.

In connection with the Company’s debt financing which was completed on November 9, 2016, the Company issued warrants to purchase 65,228 shares of common stock with an exercise price of $7.41 per share, which are exercisable upon issuance (“2016 warrants”). The warrants were classified as a component of stockholders' equity. The 2016 warrants have a seven year term and expire on November 8, 2023.

On November 3, 2014, the Company issued warrants to purchase 42,059 shares of common stock with an exercise price of $5.94 per share to the placement agent in connection with the issuance of certain convertible notes from September 2014 through November 2014 (the “September 2014 Notes”), which were exercisable upon issuance (“2014 warrants”). The warrants were initially classified as a liability in the consolidated financial statements, as upon a qualified financing, the warrant price would automatically adjust to a 10% premium to the conversion price of the September 2014 Notes in such mandatory conversion. The initial fair value of the warrant liability was $79,129 which was recorded as a discount to the notes and amortized over the term of the original September 2014 Notes. Upon the note amendment that occurred in September 2015, the discount was included in the carrying amount in the calculation of a loss on extinguishment. In connection with the automatic conversion of the September 2014 Notes upon the close of the Company’s IPO in November 2015, the warrant liability was reclassified to equity. The 2014 warrants have a five year term and expire on November 2, 2019.

On October 29, 2013, the Company issued warrants to purchase 230,459 shares of common stock with an exercise price of $1.30 per share to the placement agent in connection with the June 2013 Notes, which were exercisable upon issuance (“2013 warrants”). The warrants were classified as a component of stockholders’ equity. The 2013 warrants had a five year term. 129,149 warrants and 101,310 warrants were exercised in 2017 and 2018, respectively.

The initial fair value of the warrants were estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2018 warrants	2017 warrants	2016 warrants	2014 warrants	2013 warrants
Risk-free interest rate	3.0%	1.7%	1.8%	1.6%	1.4%
Dividend yield	—	—	—	—	—
Volatility	85%	61%	73%	70%	64%
Weighted average contractual term	7 years	1 year	7 years	5 years	5 years

In connection with the Company’s new term loan facility with SVB and WestRiver which was completed in March 2019, the Company issued warrants to purchase 70,000 shares of the Company’s common stock at a price per share equal to $8.10. The warrants will be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholders' equity.

xxxin

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

Note 10. Commitments and Contingencies

Operating Leases

The Company’s offices are located in New York, New York. The Company is not currently under a lease agreement. Rent expense incurred during the years ended December 31, 2018, 2017 and 2016 was $315,301,  $307,557, and $254,170.

Note 11. Income Taxes

As of December 31, 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $87 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, and the NOL of approximately $27 million generated in 2018 has an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets are as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Deferred tax assets:
Net federal operating loss carryforward	$18,911,435	$12,844,032	$12,747,837
Net foreign operating loss carryforward	40,927	49,846	23,293
Net state operating loss carryforward	11,842,460	7,981,812	4,068,086
Non-cash compensation	1,625,560	1,719,315	1,450,620
Research and development credits	7,651,781	5,713,709	3,491,251
Deferred finance costs	38,578	44,042	—
Interest Expense	400,946	—	—
Charitable Contribution	5,408	—	—
Fixed Assets	8,595	2,597	—
Accrued expenses	732,958	472,004	308,007
Deferred tax asset, excluding valuation allowance	41,258,648	28,827,357	22,089,094
Fixed Assets	—	—	(19,985)
Less valuation allowance	(41,258,648)	(28,827,357)	(22,069,109)
Net deferred tax assets	$—	$—	$—

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2018, 2017, and 2016 because the Company’s management has determined that it is more likely than not that these assets will not be realized. Valuation allowance increased $12.5 million, $6.7 million, and $14.3 million, in 2018, 2017, and 2016, respectively, as a result of the increase of the deferred tax assets.

There was no income tax expense (benefit) recorded by the Company due to its net loss tax position and full valuation allowance during the years ended December 31, 2018, 2017, and 2016. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
U.S. federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	13.1	10.0	9.4
Permanent differences	(0.2)	(2.9)	(3.7)
Tax credit	6.3	7.7	12.8
US Federal tax rate change - tax reform	—	(25.4)	—
Change in valuation allowance	(40.2)	(23.4)	(52.5)
Effective tax rate	—%	—%	—%

The Company is not currently under examination at the federal or state levels and as of the date of the consolidated financial statements there were no known assessments. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

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

As of December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Tax Act. The Tax Act did not have a material impact on the financial statements since the Company’s deferred temporary differences in the United States are fully offset by a valuation allowance and the Company does not have any significant off shore earnings from which to record the mandatory transition tax.

Note 12. Related Party Transactions

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

Note 13. Quarterly Consolidated Financial Data (Unaudited)

	2018
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$7,163,210	$7,989,593	$8,243,459	$9,450,315
Net loss	$(4,805,559)	$(8,280,916)	$(8,281,974)	$(9,597,015)
Net loss per common share, basic and diluted (1)	$(0.19)	$(0.32)	$(0.31)	$(0.32)

	2017
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$7,672,033	$6,750,738	$6,297,416	$6,444,120
Net loss	$(7,995,039)	$(7,084,316)	$(6,433,536)	$(7,430,501)
Net loss per common share, basic and diluted (1)	$(0.41)	$(0.30)	$(0.27)	$(0.31)
(1)

Basic and diluted net loss per common share is computed independently for each of the quarters presented. Therefore, the sum of all quarterly basic and fully diluted net loss per common share may not equal the annual basic and diluted net loss per common share.

Note 14. Subsequent Events

In January 2019, the Company received approximately $25.8 million in gross proceeds, of which net proceeds were $25.0 million through the sale of 3,164,015 shares under the existing at-the-market facility with Leerink Partners LLC. Sales of the shares of common stock in the at-the-market offerings were made pursuant to a prospectus supplement to the 2016 Registration Statement.

In March 2019,  the Company entered into a $24.0 million growth capital term loan facility with SVB and WestRiver. The two-tranche loan agreement consists of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to the Company’s ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy the Company’s existing obligations under its previously disclosed term loan facility with SVB, as amended, and such obligations are considered fully repaid and extinguished (refer to Note 6, Loan and Security Agreement). The loan bears interest at an annual rate equal to the greater of (i) seven and one-half of one percent  (7.50%) and (ii) two percent (2%) above the Prime Rate. The loan advances mature in February 2023 and have an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. In connection with the loan agreement, the Company issued warrants to purchase 70,000 shares of the Company’s common stock at a price per share equal to $8.10. The warrants will be earned based upon the usage of the facility and are exercisable until March 4, 2026.

INDEX EXHIBITS

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

4.6	Form of Warrant (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 4, 2017.)
4.7**	Form of Warrant, with respect to November 2018 First Amendment to Loan and Security Agreement.
4.8**	Form of Warrant, with respect to March 2019 Loan and Security Agreement.
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

10.9+	John Golubieski Offer Letter, dated July 5, 2017 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017.)
10.10

Form of Purchase Agreement, dated as of November 30, 2017 among Axsome Therapeutics, Inc. and the purchasers thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2017.)

10.11+	Nick Pizzie Offer Letter, dated April 16, 2018 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2018.)
10.12

Form of Purchase Agreement, dated as of September 27, 2018, by and among the Company and the investors party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018.)

10.13**	First Amendment to Loan and Security Agreement, dated as of November 26, 2018, by and between the Company and Silicon Valley Bank.
10.14**	Loan and Security Agreement, dated as of March 5, 2019, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.
21.1	Subsidiaries of the Company (Incorporated by reference, Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015.)
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

*            Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2019.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2019

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 14, 2019

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 14, 2019

/s/ Mark Saad Mark Saad	Director	March 14, 2019

yr
/s/ Myrtle Potter Myrtle Potter	Director	March 14, 2019