Form 10-Q
period 2019-03-31
Axsome Therapeutics, Inc.
filed 2019-05-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4241907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Broadway 3rd Floor New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 332-3241

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Par Value $0.0001 Per Share	AXSM	The Nasdaq Global Market

There were 33,305,310  shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 3, 2019.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH  31, 2019

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

•	our expectations for increases or decreases in expenses;
•

our expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products that we may acquire or in-license;

•	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;
•	our expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	our expectations for generating revenue or becoming profitable on a sustained basis;
•	our expectations or ability to enter into marketing and other partnership agreements;
•	our expectations or ability to enter into product acquisition and in-licensing transactions;
•	our expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;
•	our expected losses;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	the acceptance of our products by doctors, patients, or payors;
•	our stock price and its volatility;
•	our ability to attract and retain key personnel;
•	the performance of our third-party manufacturers;
•	our expectations for future capital requirements; and
•	our ability to successfully implement our strategy.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,624,487	$13,968,742
Prepaid and other current assets	1,134,692	1,246,360
Total current assets	43,759,179	15,215,102
Equipment, net	40,393	51,832
Other assets	101,516	112,345
Total assets	$43,901,088	$15,379,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,434,184	$3,687,245
Accrued expenses and other current liabilities	3,739,846	3,843,299
Loan payable, current portion	535,767	3,291,394
Total current liabilities	7,709,797	10,821,938
Loan payable, long-term	18,817,592	3,619,420
Total liabilities	26,527,389	14,441,358
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 33,304,047 and 30,087,213 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	3,330	3,009
Additional paid-in capital	135,561,052	108,485,219
Accumulated deficit	(118,190,683)	(107,550,307)
Total stockholders’ equity	17,373,699	937,921
Total liabilities and stockholders’ equity	$43,901,088	$15,379,279

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Operating expenses:
Research and development	$7,603,081	$4,752,511
General and administrative	2,818,392	2,410,699
Total operating expenses	10,421,473	7,163,210
Loss from operations	(10,421,473)	(7,163,210)
Interest and amortization of debt discount (expense)	(218,903)	(315,349)
Change in fair value of warrant liability	—	2,673,000
Net loss	$(10,640,376)	$(4,805,559)
Net loss per common share, basic and diluted	$(0.32)	$(0.19)
Weighted average common shares outstanding, basic and diluted	33,052,468	25,501,188

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	534,570	—	534,570
Issuance of common stock upon financing	56,900	6	139,914	—	139,920
Net loss	—	—	—	(4,805,559)	(4,805,559)
Balance at March 31, 2018	25,549,892	$2,555	$93,974,001	$(81,390,402)	$12,586,154

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(10,640,376)	$(4,805,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,256,310	534,570
Amortization of debt discount	107,433	108,481
Change in fair value of warrants	—	(2,673,000)
Depreciation	11,439	11,938
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111,668	157,415
Other assets	10,829	73,063
Accounts payable	(253,060)	439,136
Accrued expenses and other current liabilities	(103,453)	(526,483)
Net cash used in operating activities	(9,499,210)	(6,680,439)
Cash flows from investing activities
Purchases of equipment	—	(14,576)
Net cash used in investing activities	—	(14,576)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	24,983,682	139,920
Proceeds from issuance of term loan	20,000,000	—
Repayment of principal on term loan	(7,238,889)	(833,333)
Proceeds from issuance of common stock upon exercise of options	410,162	—
Net cash (used in) provided by financing activities	38,154,955	(693,413)
Net (decrease) increase in cash	28,655,745	(7,388,428)
Cash at beginning of period	13,968,742	34,021,123
Cash at end of period	$42,624,487	$26,632,695
Supplemental disclosures of cash flow information:
Interest paid	$216,667	$206,867
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$426,000	$—

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $118.2 million.

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

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products, if approved; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, if approved; and the Company’s ability to raise additional financing. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve and maintain profitability.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2019, the balance of cash and cash equivalents was $42.6 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2019, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s financial instruments are cash, accounts payable, accrued liabilities, and current and long-term debt. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short‑term maturities. The carrying value of debt, the 2019 Term Loan (see Note 4 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the consolidated statement of operations using the effective interest rate method over the term of the debt agreement.

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

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to external CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues CRO expenses and clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of the Company’s policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

The Company’s effective tax rate as of March 31, 2019 was 0%, which differs from the statutory tax rate in effect due to the Company recording a full valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2019, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock‑Based Compensation

For stock options issued, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, expected dividends of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management’s judgment. In addition, the Company recognizes expense for equity awards forfeitures as they occur. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation.

The Company’s policy upon exercise of stock options is that shares will be issued as new shares from the Company’s 2015 Omnibus Incentive Compensation Plan available share pool.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840), requires that assets and liabilities arising under leases be recognized on the balance sheet as well as additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows related to lease agreements. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842), which provides (1) optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company elected to use the transition method approved by the FASB in accordance with ASU No. 2018-11, Leases, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted under these expedients, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease. The Company has adopted this guidance effective January 1, 2019. The Company evaluated its contracts and concluded that the contracts are not leases and do not contain a lease and the adoption of this guidance did not impact its financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which provides technical corrections, clarifications, and other improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. Amendments that do not have transition guidance are effective for annual periods beginning after December 15, 2018. The Company has adopted this guidance effective January 1, 2019 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders’ equity. The final rule was effective on November 5, 2018. The Company adopted this guidance on its effective date and presented the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. See the consolidated statement of stockholders’ equity.

Note 3. Accrued Expenses and Other Current Liabilities

At March 31, 2019 and December 31, 2018 accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018

Research and development	$3,012,155	$2,266,285
Accrued compensation	291,054	1,051,401
Other	436,637	525,613
Total	$3,739,846	$3,843,299

Note 4. Loan and Security Agreement

Current Term Loan

In March 2019, the Company entered into a $24.0 million growth capital term loan facility with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P (the “2019 Term Loan”). The two-tranche loan agreement consists of an initial $20.0 million tranche, which was funded upon closing, with the remaining $4.0 million available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to the Company’s ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy the Company’s existing obligations under the 2016 Amended Term Loan (as defined below) with SVB and such obligations are considered to be fully repaid and performed.

The loan bears interest at an annual rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2%) above the Prime Rate. The loan advances mature in February 2023 and have an interest-only payment period of 12 months, which may be extended to 18 months upon the drawing of the second tranche. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company is required to pay a final payment fee of 6.0% of the principal amount extended on the date of repayment of the 2019 Term Loan, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may prepay all, but not less than all, of the 2019 Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within one year of the effective date of the loan, 2.0% of the outstanding principal if prepaid after the first anniversary of the effective date but on or prior to the second anniversary of the effective date, and 1.0% of the outstanding principal if prepaid after the second anniversary of the effective date. The 2019 Term Loan is collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property is subject to a negative pledge.

Previous Term Loan

Prior to the 2019 Term Loan, the Company had a $20.0 million Term Loan Agreement with SVB which was executed in November 2016 (“2016 Original Term Loan”). The three-tranche term loan consisted of an initial $10.0 million tranche triggered upon closing, with the remaining $10.0 million available to be drawn in two $5.0 million tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones. The Company did not achieve the conditional criteria to access the second and third tranches before the specified dates and the $10.0 million in additional term loan advances subsequently expired.

The 2016 Original Term Loan bore interest at an annual rate equal to 4.50% plus the prime rate, which is the greater of 3.50% or the Wall Street Journal prime rate, and was payable monthly. It was to mature in November 2020 and had an interest-only payment period until December 1, 2017, which was extendable to May 2018 upon the drawing of the second tranche. Because the Company did not achieve the conditional criteria to access the second and third term advances before the specified dates, the $10.0 million in additional term loan advances expired and the Company began to repay principal in December 2017. Following the interest-only payment period, the Company began making monthly payments of principal and interest and such payments would continue until the maturity date. Principal payments coming due within twelve months had been classified as current liabilities in the accompanying balance sheet. In addition to principal and interest payments under the 2016 Original Term Loan, the Company was required to pay a final payment fee of 8.5% of the principal amount extended on the date of repayment of the 2016 Original Term Loan. The Company accrued the final payment fee into interest expense using the effective interest rate method until the entry into the 2019 Term Loan in March 2019, at which time the Company paid SVB $0.85 million in satisfaction of all final payment fee liabilities due under the 2016 Original Term Loan.

The Company was permitted to prepay all, but not less than all, of the 2016 Original Term Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The 2016 Original Term Loan was collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property was subject to a negative pledge.

In November 2018, the Company amended the 2016 Original Term Loan with SVB to provide an additional $4.0 million growth capital loan. The additional capital was available to be drawn on the amendment effective date which was November 26, 2018 through May 31, 2019, at the Company’s option, conditioned upon the achievement of a clinical milestone, which required the Company’s receipt of positive data of the Company’s Phase 2 clinical trial of AXS-12 for the treatment of narcolepsy, sufficient to submit a Phase 3 protocol to the FDA and to proceed to a Phase 3 trial (“2016 Amended Term Loan”). The financial terms for this additional growth capital were more favorable than those of the 2016 Original Term Loan. All other terms and conditions from the 2016 Original Term Loan agreement remained in place. The additional $4.0 million growth capital loan had to be drawn by May 31, 2019 and would bear interest at an annual rate equal to the greater of the prime rate plus 2.00%, or 7.25%, if drawn. The Company’s obligations under the 2016 Amended Term Loan, along with the ability of the Company to draw down on the additional $4.0 million tranche, were considered performed and completed in connection with the establishment of the 2019 Term Loan.

The Company evaluated whether the 2019 Term Loan entered into in March 2019 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the 2019 Term Loan is less than 10% different from the remaining cash flows under the terms of the 2016 Original Term Loan and the 2016 Amended Term Loan, the 2019 Term Loan was accounted for as a debt modification. Since the borrowing capacity of the 2019 Term Loan is greater than the borrowing capacity from the 2016 Original Term Loan and the 2016 Amended Term Loan, the unamortized balance of debt discount costs incurred in connection with those loans and additional debt discount costs incurred in connection with entry into the 2019 Term Loan, are being amortized through maturity in February 2023 utilizing the effective interest rate method.

Loan Interest Expense and Amortization

The Company incurred interest expense of $216,667 and $206,868 for the three months ended March 31, 2019 and 2018, respectively. In addition, amortization of the final payment fee was $69,665 and $76,586 for the three months ended March 31, 2019 and 2018, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	March 31,	December 31,
	2019	2018

Total Outstanding Debt	$20,000,000	$6,388,889
Add: accreted liability of final payment fee	37,461	663,459
Less: unamortized debt discount, long-term	(664,313)	(99,595)
Less: current portion of long-term debt	(555,556)	(3,333,333)
Loan payable, long-term	$18,817,592	$3,619,420

Current portion of long-term debt	$555,556	$3,333,333
Less: current portion of unamortized debt discount	(19,789)	(41,939)
Loan payable, current portion	$535,767	$3,291,394

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. Additionally, in connection with the 2016 Amended Term Loan, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance. Both of these warrants were classified as a component of stockholders’ equity. Prior to entering into the 2019 Term Loan, the fair value of these warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. Due to the debt modification upon entry of the 2019 Term Loan, the unamortized balance of the deferred debt issuance costs incurred with the 2016 Amended Term Loan will continue to be amortized through maturity in February 2023 along with the debt issuance costs of the 2019 Term Loan utilizing the effective interest rate method.

In connection with the 2019 Term Loan, SVB and WestRiver received warrants to purchase an aggregate 70,000 shares of the Company’s common stock at a price per share equal to $8.10. The warrants will be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholder’s equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants will be issued based on usage of the second tranche of the 2019 Term Loan. The additional warrants will be immediately exercisable if and when they are issued by the Company. The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Amortization of the debt discount in relation to warrants issued as described above was $37,768 and $31,895 for the three months ended March 31, 2019 and 2018, respectively.

Scheduled Principal Payments on Outstanding Debt, as of March 31, 2019, are as follows:

2019	—
2020	6,111,110
2021	6,666,667
2022	6,666,667
2023	555,556
Total principal payments outstanding	$20,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2019.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2019	2018

Basic and diluted net loss per common share:
Net loss	$(10,640,376)	$(4,805,559)
Weighted average common shares outstanding—basic and diluted	33,052,468	25,501,188
Net loss per common share—basic and diluted	$(0.32)	$(0.19)

The following potentially dilutive securities outstanding at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	March 31,
	2019	2018

Stock options	3,100,209	2,760,862
Warrants	181,369	2,099,149
Total	3,281,578	4,860,011

Note 6. Stockholders’ Equity

Capital Structure

On December 1, 2016, the Company filed a shelf registration statement (the “2016 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. The 2016 Shelf Registration Statement is currently the Company’s only active shelf registration statement. After deducting shares already sold, there is approximately $77.5 million of securities that remain available for future issuance under the 2016 Shelf Registration as of the date of this filing. All of the securities issued by the Company in the transactions discussed in this note were registered under the 2016 Shelf Registration Statement.

In March 2017, the Company completed an underwritten public offering of its common stock, whereby it sold 4,304,813 shares of its common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million, of which net proceeds were approximately $14.8 million after deducting underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink (formerly Leerink Partners LLC) ("Leerink"), pursuant to which the Company could sell up to $30 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. In January 2019, the Company raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement, which resulted in utilizing the full $30.0 million facility. Upon completion of the final sale fully exhausting the $30 million of shares allowed to be sold, the Sales Agreement was automatically terminated. Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, the Company completed a registered direct offering (the “2017 Registered Direct Offering”), whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of the Company’s common stock, and (ii) a warrant to purchase one share of the Company’s common stock at an exercise price equal to $5.25 per share (the “Common Warrants”). The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, after deducting placement agent fees and offering expenses. Additionally, the Company issued 107,015 warrants at an exercise price of $6.652 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the 2017 Registered Direct Offering (the “Placement Agent Warrants”). The Company incurred issuance costs associated with the 2017 Registered Direct Offering of $745,856, which included $81,000 related to issuance of the Placement Agent Warrants, of which, $583,768 was allocated to the common stock sold and was recorded as a reduction to equity. The remaining amount was allocated to the Common Warrants and was expensed. The Placement Agent Warrants had the same terms as the Common Warrants, except for the exercise price of $6.6562 per share. The Common Warrants priced at $5.25 and Placement Agent Warrants priced at $6.6562 utilized the 2016 Shelf Registration Statement for a total of $9.4 million and $712,313. Both the Common Warrants and the Placement Agent Warrants were not exercised and subsequently were terminated in December 2018.

On September 27, 2018, the Company entered into a purchase agreement with certain institutional and accredited investors (collectively, the “RDO Investors”) for the sale by the Company directly to the RDO Investors of an aggregate of 2,966,667 shares of the Company’s common stock, at a purchase price of $3.00 per share (the “2018 Registered Direct Offering”), for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and the Company received net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by the Company directly to the RDO Investors, without a placement agent, underwriter, broker or dealer.

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

Equity Incentive Plans

There were 3,943,048 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March 31, 2019.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2019:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2018	2,283,036	$5.06
Granted	890,866	12.79
Exercised	(52,819)	7.77
Forfeited	(17,744)	3.96
Expired	(3,130)	4.59
Outstanding at March 31, 2019	3,100,209	$7.24	8.2	$21,659,618
Vested and expected to vest at March 31, 2019	3,075,040	$7.29	8.2	$21,350,901
Exercisable at March 31, 2019	1,434,087	$5.78	6.8	$12,112,953

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

The weighted average grant date fair value of options granted was $9.54 and $1.92 per option for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $9.9 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.5 years. These amounts do not include 38,024 options outstanding as of March 31, 2019, which are performance‑based and vest upon the achievement of certain corporate milestones. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.2 million for the three months ended March 31, 2019. There were no options exercised for the three months ended March 31, 2018.

Stock‑based compensation expense recognized for the three months ended March 31, 2019 and 2018 was allocated as follows:

	Three months ended March 31,
	2019	2018

Research and development	$101,701	$90,797
General and administrative	1,154,609	443,773
Total	$1,256,310	$534,570

Performance‑Based Awards

The Company did not issue any performance-based awards during the three months ended March 31, 2019 and 2018. For awards granted with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For the three months ended March 31, 2019, the Company recognized expense of $13,487 and for the three months ended March 31, 2018, Company recognized income of $9,415, related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2019:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2018	123,037	$6.35
Issued	58,332	8.10
Exercised	—	—
Outstanding at March 31, 2019	181,369	$6.91

Warrants associated with 2017 Registered Direct Offering

The change in the fair value of warrant liability for the quarter ended March 31, 2018 was $2,673,000. This relates to the Company’s 2017 Registered Direct Offering. As described in further detail in Note 6 – Stockholders’ Equity, the Company issued Common Warrants to certain investors to purchase an aggregate of 1,783,587 shares of its common stock. The Common Warrants were exercisable at $5.25 per share and expired on December 11, 2018. Additionally, as part of the 2017 Registered Direct Offering, the Company issued warrants Placement Agent Warrants to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the 2017 Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock. The Placement Agent Warrants were exercisable at $6.6562 and expired on December 11, 2018. The Common Warrants and Placement Agent Warrants were analyzed and it was determined that they required liability treatment. Under ASC 815, Derivatives and Hedging, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classified these derivative warrant liabilities on the consolidated balance sheet as a current liability and the change in fair value of the warrant liability was reported on the statement of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the Securities and Exchange Commission, or SEC, on March 15, 2019.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. We are conducting a Phase 3 trial with AXS-05 in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. We have completed a Phase 2 trial in MDD, which we refer to as the ASCEND study and a Phase 2 trial in smoking cessation. AXS-07 is currently in a Phase 3 trial for the acute treatment of migraine. AXS-12 is currently in a Phase 2 trial in narcolepsy. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by us and others. We are conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastrointestinal ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

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

AXS-07, is a novel, oral, investigational medicine with distinct dual mechanisms of action consisting of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide-, or CGRP-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

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

The Axsome PPC houses Axsome’s pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by Axsome and others. AXS-02 is being developed for the treatment of knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, and chronic low back pain, or CLBP, associated with Modic changes, or MCs. Lastly, AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of NSAID-associated gastrointestinal ulcers.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $10.6 million and $4.8 million for the three months ended March  31, 2019 and 2018, respectively. Our accumulated deficit as of March  31, 2019 was $118.2 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

In January 2019, we announced that AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression in the ASCEND study.

In January 2019, we received approximately $25.8 million in gross proceeds, of which net proceeds were approximately $25.0 million through the sale of 3,164,015 shares under the existing at-the-market facility with SVB Leerink (formerly Leerink Partners LLC).  Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the Sales Agreement was automatically terminated. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In January 2019, we initiated the CONCERT study, a Phase 2 randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-12 in narcolepsy.

In March 2019, we initiated the MOMENTUM study, a Phase 3, randomized, double-blind, multicenter, controlled trial to assess the efficacy and safety of AXS-07 in the acute treatment of migraine.

In March 2019, we entered into a $24.0 million growth capital term loan facility, which we refer to as the 2019 Term Loan, with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In March 2019, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of MDD.

In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation.

In May 2019, we announced expedited development and pivotal status for AXS-05 for the treatment of MDD based on an FDA Breakthrough Therapy meeting.

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

Research and Development Expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits, stock‑based compensation expense; contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs; overhead costs, depreciation, and other related costs.

Research and development activities are central to our business model. We will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application, or NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates if we obtain regulatory approval. We may never succeed in achieving regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Management considers many factors in developing the estimates and assumptions that are used in the preparation of our unaudited interim consolidated financial statements.

Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of our unaudited interim consolidated financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

The following table summarizes our research and development expenses for our primary programs for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018

AXS-05	$3,349,144	$2,958,341
AXS-07	2,532,618	189,253
AXS-12	447,027	—
AXS-02	48,007	372,184
AXS-06	3,671	51,122
Other research and development	1,120,913	1,090,814
Stock-based compensation	101,701	90,797
Total research and development expenses	$7,603,081	$4,752,511

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs. For the three months ended March 31, 2019, the majority of employee salaries and benefits were allocated amongst the respective clinical development programs whereas for the three months ended March 31, 2018, employee salaries and benefits were allocated to Other research and development expenses.

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

Interest and amortization of debt discount (expense)

Interest and amortization of debt discount (expense) primarily consists of cash interest and non‑cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion). We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations. For the three months ended March 31, 2019, the amortization of debt discount expense related to 2019 Term Loan and 2016 Original and Amended Term Loan, whereas for the three months ended March 31, 2018, the amortization of debt discount expense related to only the 2016 Original Term Loan.

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

While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies to our unaudited interim consolidated financial statements appearing elsewhere in this report, we believe the accounting policies described in the “Financial Overview” section above are the most critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended
	March 31,
	2019	2018

Operating expenses:
Research and development	$7,603,081	$4,752,511
General and administrative	2,818,892	2,410,699
Total operating expenses	10,421,973	7,163,210
Loss from operations	(10,421,973)	(7,163,210)
Interest and amortization of debt discount (expense)	(218,903)	(315,349)
Change in fair value of warrant liability	—	2,673,000
Net loss	$(10,640,876)	$(4,805,559)

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses.  Our research and development expenses for the three months ended March 31, 2019 were $7.6 million, compared to $4.8 million for the three months ended March 31, 2018, an increase of $2.8 million. The increase was primarily due to the initiation and progress of our MOMENTUM study, progress of our STRIDE-1,  ADVANCE-1, and smoking cessation studies, and manufacturing costs related to our AXS-07 product candidate, which was partially offset by a reduction in the costs of previously completed clinical trials and nonclinical work.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2019 were $2.8 million, compared to $2.4 million for the three months ended March 31, 2018, an increase of $0.4 million. The increase was primarily due to higher legal expenses, external fees associated with operating as a public company, and personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount (expense) for the three months ended March 31, 2019 was  $0.2 million, compared to $0.3 million for the three months ended March 31, 2018, a decrease of $0.1 million.  The decrease of $0.1 million was driven by interest income of $0.1 million related to the newly implemented cash sweep account. The cash sweep account was not in place during the quarter ended March 31, 2018.

Change in Fair Value of Warrant Liability.    We recorded income related to the change in fair value of our warrant liability for the three months ended March 31, 2018 of $2.7 million. There was no warrant liability outstanding during the three months ended March 31, 2019.

Liquidity and Capital Resources

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million, which we refer to as the 2016 Original Term Loan. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired. In November 2018, we amended the 2016 Original Term Loan to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. We refer to the 2016 Original Term Loan, as amended in November 2018, as the 2016 Amended Term Loan. The additional capital under the 2016 Amended Term Loan was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. Our obligations under the 2016 Amended Term Loan, along with our ability to draw down on the additional $4.0 million tranche, were considered to be performed and completed in connection with the establishment of the 2019 Term Loan (see below).

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

In October 2017, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with Leerink, pursuant to which we could sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. We received approximately $4.2 million in gross proceeds, of which net proceeds were approximately $4.1 million from the sales of our common stock to Leerink under the Sales Agreement during the year ended December 31, 2018. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the Sales Agreement was automatically terminated, Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, we completed a registered direct offering priced at the market, which we refer to the as the 2017 Registered Direct Offering, whereby we sold an aggregate of $9.5 million worth of units, or Units, at a purchase price of $5.325 per Unit, with each Unit consisting of (i) one share of our common stock, and (ii) a warrant to purchase one share of our common stock, or Common Warrant, at an exercise price equal to $5.25 per share. We sold an aggregate of 1,783,587 Units in the 2017 Registered Direct Offering for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, after deducting placement agent fees and offering expenses. Additionally, we issued warrants to purchase up to 107,015 shares of our common stock at an exercise price of $6.6562 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the offering, which we refer to as the Placement Agent Warrants. The Placement Agent Warrants had the same terms as the Common Warrants, except for the difference in exercise price noted above. Both the Common Warrants and the Placement Agent Warrants expired on December 11, 2018.

On September 27, 2018, we entered into a purchase agreement with certain institutional and accredited investors, which we refer to as the RDO Investors, for the sale by us directly to the RDO Investors of an aggregate of 2,966,667 shares of our common stock, at a purchase price of $3.00 per share, which we refer to as the 2018 Registered Direct Offering, for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and we received estimated net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by us directly to the RDO Investors, without a placement agent, underwriter, broker or dealer.

In March 2019, we entered into the 2019 Term Loan with SVB and WestRiver for a term loan up to $24.0 million, which completely replaces the 2016 Original Term Loan and the 2016 Amended Term Loan. The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million is available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our then-existing obligations under our 2016 Amended Term Loan, and such obligations are considered to be fully repaid and completed.

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into at least the first quarter of 2021. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three months ended March 31,
	2019	2018

Net cash (used in) provided by:
Operating activities	$(9,499,210)	$(6,680,439)
Investing activities	—	(14,576)
Financing activities	38,154,955	(693,413)
Net increase (decrease) in cash	$28,655,745	$(7,388,428)

Operating Activities.  Cash used in operating activities for the three months ended March 31, 2019 was $9.5 million as compared to $6.7  million for the three months ended March 31, 2018. The increase of $2.8 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2019 and 2018.

Financing Activities.    Cash provided by financing activities was $38.1 million for the three months ended March 31, 2019, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $25.0 million and proceeds from the 2019 Term Loan of $20.0 million, offset by the repayment on our 2016 Amended Term Loan of $7.2 million. Cash used by financing activities was $0.7 million for the three months ended March 31, 2018, which included principal payments of our 2016 Original Term Loan of $0.8 million, offset by the net proceeds from the sale of common stock through our Sales Agreement with Leerink of $0.1 million.

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

Contractual Obligations and Commitments

License agreements with Antecip Bioventures

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into the 2016 Original Term Loan with SVB, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We were scheduled to make interest only payments on the loan until December 1, 2017, which could have been extended under certain circumstances. Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

The 2016 Original Term Loan accrued interest at an annual rate equal to 4.50% plus the prime rate, which was the greater of 3.50% or the Wall Street Journal prime rate, and was payable monthly. Following the interest only payment period, we began making monthly payments of principal and interest. In addition, we were required to pay a final payment fee of 8.5% of the principal amount extended to us on the date of repayment of the outstanding loan.

We were permitted to prepay all, but not less than all, of the 2016 Original Term Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The term loan was collateralized by a security interest in all of our assets except intellectual property. Our intellectual property was subject to a negative pledge.

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

In November 2018, we amended the 2016 Original Term Loan to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. In connection with the 2016 Amended Term Loan, SVB and WestRiver received warrants to purchase an aggregate 15,750 shares of our common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance.

Our obligations under the 2016 Amended Term Loan, along with the ability to draw down on the additional $4.0 million tranche, were considered to be performed and completed in connection with the establishment of the 2019 Term Loan during March 2019.

March 2019 Loan and Security Agreement—Silicon Valley Bank

In March 2019, we entered into the 2019 Term Loan with SVB and WestRiver consisting of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to the FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy our then-existing obligations under our 2016 Amended Term Loan and such obligations are considered to be fully repaid and completed.

The 2019 Term Loan accrues interest on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. and is payable monthly. It has an interest-only monthly payment period for twelve months which may be extended to 18 months upon drawing of the second trance. Following the interest only payment period, we will begin making monthly payments of principal and interest and these payments will continue until the maturity date of February 1, 2023. In addition, we are required to pay a final payment fee of 6.0% of the principal amount extended to us on the date of repayment of the outstanding loan.

We are permitted to prepay all, but not less than all, of the 2019 Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within one year of the effective date of the loan, 2.0% of the outstanding principal if prepaid after the first anniversary of the effective date but on prior to the second anniversary of the effective date, and 1.0% of the outstanding principal if prepaid after the second anniversary of the effective date. The term loan is collateralized by a security interest in all of our assets except intellectual property. Our intellectual property is subject to a negative pledge.

In connection with the 2019 Term Loan, SVB and WestRiver received warrants to purchase an aggregate 70,000 shares of our common stock at an exercise price of $8.10 per share, which are exercisable for seven years from the date of issuance. The warrants will be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholders’ equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants will be issued based on usage of the second tranche of the 2019 Term Loan. The additional warrants will be immediately exercisable if and when they are issued by us.

We allocated the proceeds of $20.0 million based on the relative fair values of the debt instrument and the warrant instrument. The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $42.6 million and $14.0 million as of March  31, 2019 and December 31, 2018, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March  31, 2019 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March  31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of such date, were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $10.6 million and $31.0 million for three months ended March  31, 2019 and the year ended December 31, 2018, respectively. As of March  31, 2019, we had an accumulated deficit of $118.2 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing and planned Phase 3 clinical trials with AXS‑05 for treatment of depression;
•	conduct our planned open-label safety extension trial for AXS-05;
•	conduct our Phase 2/3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	conduct our Phase 3 clinical trial with AXS-07 for the acute treatment of migraine;
•	conduct our Phase 2 clinical trial with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;

•

continue to evaluate, plan for, and conduct, clinical trials for our Axsome PPC product candidates, including AXS‑02 for the treatment of pain associated with knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs and AXS-06 for the treatment of osteoarthritis and rheumatoid arthritis;

•	develop, in‑license, or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;
•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	conduct additional non‑clinical studies with any product candidates;
•	conduct clinical studies with any additional product candidates;
•	increase manufacturing batch sizes of our product candidates to satisfy FDA requirements for a marketing application submission;
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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into at least the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P. consisting of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to the FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy our existing obligations under our original term loan facility with SVB, as amended, and such obligations are considered to be fully repaid and completed. The new term loan facility matures in February 2023 and has an interest-only monthly payment period for twelve months, which may be extended to eighteen months upon drawing of the second tranche. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016, our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016, our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, our Phase 2 with AXS-05 for the treatment of MDD in June 2018, our Phase 2 trial with AXS-12 for the treatment of narcolepsy in January 2019, and our Phase 3 trial with AXS-07 for the acute treatment of migraine in March 2019. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed  a limited number of studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies and one Phase 2 trial in major depressive disorder. A Phase 2 trial of AXS-05 in smoking cessation was completed under a collaboration with Duke University. For AXS-07, we have only conducted two Phase 1 clinical trials. For AXS-09, we have only completed one Phase 1 clinical trial. Finally, for AXS-12, we have not completed a clinical trial. For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of, AXS‑05 for the treatment of depression, agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine, and AXS-12 for the treatment of narcolepsy. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

There may also be circumstances under which the FDA would not allow us to pursue a 505(b)(2) application. For instance, should the FDA approve a pharmaceutically equivalent product to our product candidates before we obtain approval, we would no longer be able to use the 505(b)(2) pathway. In that case, it is the FDA’s policy that the appropriate submission would be an Abbreviated New Drug Application, or ANDA, for a generic version of the approved product. We may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as we could be blocked by others’ periods of patent and regulatory exclusivity protection.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third‑party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and either the Phase 3 STRIDE-1 trial or a Phase 3 placebo-controlled trial in MDD to support an NDA for AXS-05 for the treatment of MDD and a single pivotal study to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional clinical studies. Finally, for AXS-12, we will need to conduct additional clinical studies in addition to our newly initiated Phase 2 trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. For our initiated Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs and our planned Phase 3 clinical trial in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for our planned Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS-05 for the treatment of TRD, we are requiring patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. For our Phase 2/3 clinical trial with AXS-05 for the treatment of agitation associated with AD, we exclude patients who have been treated with certain classes of medications. For our Phase 3 clinical trial with AXS-07 for the acute treatment of migraine, only patients with a history of inadequate response to prior migraine treatments will be enrolled. Although we recently announced enrollment in the AXS-07 Phase 3 study was occurring at a faster than expected rate, this is not a guarantee that this pace of enrollment will continue, and as a result could further alter certain study-related timelines. These and other entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing or planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

Enrollment delays or slower periods of enrollment in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.

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

Although the breakthrough therapy process is designed to expedite the review and development of drugs, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD may not ultimately lead to a faster development or regulatory review or approval process, and it will not increase the likelihood that the product candidate will receive marketing approval.

We received Breakthrough Therapy designation for AXS-05 for the treatment of MDD. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. The receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of product candidates by the FDA. In addition, the FDA may later decide to rescind the Breakthrough Therapy designation if our product candidate no longer meets the conditions for qualification of this program.

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

•	changes to the way the drug is administered;
•	liability for harm caused to patients or subjects;
•	reputational harm;
•	the drug becoming less competitive;
•	warning; or untitled letters;

•	suspension of marketing or withdrawal of the products from the market;
•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the drug;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, damages, restitution, or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure or detention;
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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, bupropion, meloxicam, rizatripan, reboxetine, and esomeprazole, are available and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017, we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was completed in April 2019. We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. In February 2018, we responded to the PTAB decision to institute a post-grant review. On November 14, 2018, the Patent Trial and Appeal Board, or PTAB, entered a final written decision holding that the claims were invalid for lack of enablement, and for some claims, lack of novelty and/or obviousness.  On January 16, 2019, we appealed the decision of the PTAB to the United States Court of Appeals for the Federal Circuit, or Federal Circuit, but recently decided not to further pursue the appeal.

In February 2018, we responded to and opposed the petition for the ‘268 patent. In May 2018, the PTAB rendered a decision to initiate a post-grant review for the patent. In August 2018, we responded to the PTAB decision to institute a post-grant review. In April 2019, the PTAB entered a final written decision holding that the claims were invalid for lack of enablement, but left several of the grounds raised in the Petition unaddressed. We are currently considering whether to file an appeal to the Federal Circuit and whether to file a request for rehearing with the PTAB.

In October 2018, the PTAB rendered a decision to initiate a post grant review for the ‘245 patent. In January 2019, we responded to the PTAB decision to institute a post-grant review.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our Annual Report on Form 10-K,  filed with the Securities and Exchange Commission, or SEC, on March 15, 2019,  such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

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

As of May 3, 2019, we had only 32 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of May 3, 2019, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 24% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 3, 2019, we have outstanding 33,305,310 shares of common stock and 3,302,991 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 25,213,669 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 7,481,050 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our previous Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our October 2017 “at-the-market” sales agreement with Leerink Partners LLC, which provided for the sale of up to $30.0 million of our common stock from time to time, and which was fully completed in January 2019, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises,  their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. Net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, if we have not used them prior to that time, and the net operating losses of approximately $27 million generated in 2018 have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2018 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our March 2017 public offering, our December 2017 registered direct offering, our October 2018 registered direct offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

10.1

Loan and Security Agreement, dated as of March 5, 2019, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. (incorporated by reference, Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 15, 2019).

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

AXSOME THERAPEUTICS, INC.

Date: May 9, 2019	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)