Form 10-Q
period 2019-06-30
Axsome Therapeutics, Inc.
filed 2019-08-08
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 34,418,554  shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 2, 2019.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,753,137	$13,968,742
Prepaid and other current assets	814,913	1,246,360
Total current assets	54,568,050	15,215,102
Equipment, net	40,747	51,832
Other assets	168,969	112,345
Total assets	$54,777,766	$15,379,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,137,120	$3,687,245
Accrued expenses and other current liabilities	4,777,958	3,843,299
Loan payable, current portion	2,155,022	3,291,394
Total current liabilities	13,070,100	10,821,938
Loan payable, long-term	17,424,721	3,619,420
Total liabilities	30,494,821	14,441,358
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 34,330,441 and 30,087,213 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	3,433	3,009
Additional paid-in capital	156,232,409	108,485,219
Accumulated deficit	(131,952,897)	(107,550,307)
Total stockholders’ equity	24,282,945	937,921
Total liabilities and stockholders’ equity	$54,777,766	$15,379,279

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$11,003,142	$5,550,532	$18,606,223	$10,303,043
General and administrative	2,445,077	2,439,061	5,263,469	4,849,760
Total operating expenses	13,448,219	7,989,593	23,869,692	15,152,803
Loss from operations	(13,448,219)	(7,989,593)	(23,869,692)	(15,152,803)
Interest and amortization of debt discount (expense)	(313,995)	(292,323)	(532,898)	(607,672)
Change in fair value of warrant liability	—	1,000	—	2,674,000
Net loss	$(13,762,214)	$(8,280,916)	$(24,402,590)	$(13,086,475)
Net loss per common share, basic and diluted	$(0.41)	$(0.32)	$(0.73)	$(0.51)
Weighted average common shares outstanding, basic and diluted	33,801,749	25,791,177	33,429,178	25,646,985

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	534,570	—	534,570
Issuance of common stock upon financing	56,900	6	139,914	—	139,920
Net loss	—	—	—	(4,805,559)	(4,805,559)
Balance at March 31, 2018	25,549,892	$2,555	$93,974,001	$(81,390,402)	$12,586,154
Stock-based compensation	—	—	474,659	—	474,659
Issuance of common stock upon financing	702,970	70	2,228,932	—	2,229,002
Net loss	—	—	—	(8,280,916)	(8,280,916)
Balance at June 30, 2018	26,252,862	$2,625	$96,677,592	$(89,671,318)	$7,008,899

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699
Stock-based compensation	—	—	888,556	—	888,556
Issuance of common stock upon exercise of options	59,720	6	205,330	—	205,336
Issuance of common stock upon exercise of warrants	24,389	2	144,868	—	144,870
Issuance of warrants upon debt financing	—	—	(39,000)	—	(39,000)
Issuance of common stock upon financing	942,285	95	19,471,603	—	19,471,698
Net loss	—	—	—	(13,762,214)	(13,762,214)
Balance at June 30, 2019	34,330,441	$3,433	$156,232,409	$(131,952,897)	$24,282,945

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(24,402,590)	$(13,086,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,144,866	1,009,229
Amortization of debt discount	294,818	205,004
Change in fair value of warrants	—	(2,674,000)
Depreciation	22,549	23,651
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431,447	90,457
Other assets	(56,624)	70,596
Accounts payable	2,449,875	(260,278)
Accrued expenses and other current liabilities	934,659	274,097
Net cash used in operating activities	(18,181,000)	(14,347,719)
Cash flows from investing activities
Purchases of equipment	(11,464)	(24,215)
Net cash used in investing activities	(11,464)	(24,215)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	44,455,380	2,368,921
Proceeds from issuance of term loan	20,000,000	—
Repayment of principal on term loan	(7,238,889)	(1,666,667)
Proceeds from issuance of common stock upon exercise of options	615,498	—
Proceeds from issuance of common stock upon exercise of warrants	144,870	—
Net cash (used in) provided by financing activities	57,976,859	702,254
Net (decrease) increase in cash	39,784,395	(13,669,680)
Cash at beginning of period	13,968,742	34,021,123
Cash at end of period	$53,753,137	$20,351,443
Supplemental disclosures of cash flow information:
Interest paid	$595,833	$402,668
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$387,000	$—

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $132.0 million.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2019, the balance of cash and cash equivalents was $53.8 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At June 30, 2019, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 and has not recorded an income tax benefit for the six months ended June 30, 2019 and 2018 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2019, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2019 and 2018.

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

Note 3. Accrued Expenses and Other Current Liabilities

At June 30, 2019 and December 31, 2018 accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018

Research and development	$3,721,918	$2,266,285
Accrued compensation	525,019	1,051,401
Other	531,021	525,613
Total	$4,777,958	$3,843,299

Note 4. Loan and Security Agreement

Current Term Loan

In March 2019, the Company entered into a $24.0 million growth capital term loan facility (the “2019 Term Loan”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P (“WestRiver”). The two-tranche loan agreement consists of an initial $20.0 million tranche (the “Term A Loan Advance”), which was funded upon closing, with the remaining $4.0 million (the “Term B Loan Advance”) initially available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019 (which was extended to December 31, 2019, in connection with the First Amendment to the 2019 Term Loan, as discussed below), with respect to the Company’s ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol (the “Milestone Event”). A portion of the first tranche was used to satisfy the Company’s existing obligations under the 2016 Amended Term Loan (as defined below) with SVB, which consisted of $5.6 million in outstanding principal balance and $0.85 million as a final payment fee, and such obligations are considered to be fully repaid and performed.

The loan bears interest at an annual rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2%) above the Prime Rate. The loan advances mature in February 2023 and initially had an interest-only payment period of 12 months, extendable to 18 months upon the drawing of the Term B Loan Advance. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company was initially required to pay a final payment fee of 6.0% of the principal amount extended on the date of repayment of the 2019 Term Loan (which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as discussed below), which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company could initially prepay all, but not less than all, of the 2019 Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within one year of the effective date of the loan, 2.0% of the outstanding principal if prepaid after the first anniversary of the effective date but on or prior to the second anniversary of the effective date, and 1.0% of the outstanding principal if prepaid after the second anniversary of the effective date. The 2019 Term Loan is collateralized by a security interest in all of the Company’s assets except intellectual property. The Company’s intellectual property is subject to a negative pledge.

On July 25, 2019 (the “First Amendment Effective Date”), the Company entered into the first amendment to the 2019 Term Loan (the “First Amendment to the 2019 Term Loan”).

Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by the Company of the Term B Loan Advance. The Company’s ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to the Company’s achievement of the Milestone Event prior to or on December 31, 2019. The time period under which the Company may request the Term B Loan Advance was extended to the period commencing on the Milestone Event and continuing through December 31, 2019. The Term B Loan Advance and the Term A Loan Advance (together, the “Loan Advances”) mature on February 1, 2023 (the “Maturity Date”).

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, the Company will begin making monthly payments of principal in equal monthly installments for 30 consecutive months (provided, that, upon the occurrence of the Milestone Event, the repayment schedule will be decreased to 24 consecutive months) and monthly payments of interest, until the Maturity Date.  Interest will accrue on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon the Company’s repayment of the Loan Advances from 6.0% to 6.3% of the original principal amount of the Loan Advances.

The Company may prepay all, but not less than all of the Loan Advances, subject to a prepayment fee of 3.0% of any amount prepaid prior to the first anniversary of the First Amendment Effective Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the First Amendment Effective Date through and including the second anniversary of the First Amendment Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the First Amendment Effective Date, but prior to the Maturity Date. These percentages are unchanged from the original 2019 Term Loan.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $379,166 and $595,833 for the three and six months ended June 30, 2019, respectively, as compared to $195,800 and $402,668 for the three and six months ended June 30, 2018, respectively. In addition, amortization of the final payment fee was $126,259 and $195,924 for the three and six months ended June 30, 2019, respectively, as compared to $70,177 and $146,763 for the three and six months ended June 30, 2018, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2019	2018

Total Outstanding Debt	$20,000,000	$6,388,889
Add: accreted liability of final payment fee	163,720	663,459
Less: unamortized debt discount, long-term	(516,777)	(99,595)
Less: current portion of long-term debt	(2,222,222)	(3,333,333)
Loan payable, long-term	$17,424,721	$3,619,420

Current portion of long-term debt	$2,222,222	$3,333,333
Less: current portion of unamortized debt discount	(67,200)	(41,939)
Loan payable, current portion	$2,155,022	$3,291,394

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

In connection with the 2019 Term Loan, SVB and WestRiver received warrants to purchase an aggregate 70,000 shares of the Company’s common stock at a price per share equal to $8.10 (the “March 2019 Warrants”). The warrants would initially be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholder’s equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants could be earned based on usage of the second tranche of the 2019 Term Loan. The additional warrants were initially immediately exercisable if and when the Term B Loan Advance was funded (however, the March 2019 Warrants were amended in connection with the First Amendment to the 2019 Term Loan, as discussed below). The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. The July 2019 Warrants, if earned, will be exercisable until July 24, 2026 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of the Company’s common stock is greater than the exercise price then in effect.

Amortization of the debt discount in relation to warrants issued as described above was $61,126 and $98,894 for the three and six months ended June 30, 2019, respectively, as compared to $26,346 and $58,241 for three and six months ended June 30, 2018, respectively.

Scheduled Principal Payments on Outstanding Debt, as of June 30, 2019, are as follows:

2019	$—
2020	6,111,110
2021	6,666,667
2022	6,666,667
2023	555,556
Total principal payments outstanding	$20,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the six months ended June 30, 2019.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Basic and diluted net loss per common share:
Net loss	$(13,762,214)	$(8,280,916)	$(24,402,590)	$(13,086,475)
Weighted average common shares outstanding, basic and diluted	33,801,749	25,791,177	33,429,178	25,646,985
Net loss per common share, basic and diluted	$(0.41)	$(0.32)	$(0.73)	$(0.51)

The following potentially dilutive securities outstanding at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	June 30,
	2019	2018

Stock options	3,113,891	2,914,069
Warrants	156,980	2,099,149
Total	3,270,871	5,013,218

Note 6. Stockholders’ Equity

Capital Structure

On December 1, 2016, the Company filed a shelf registration statement (the “2016 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. The 2016 Shelf Registration Statement is currently the Company’s only active shelf registration statement.  There is approximately $57.4 million of securities that remain available for future issuance under the 2016 Shelf Registration as of the date of this filing, which includes the amount remaining on the 2019 Sales Agreement with Leerink (as defined below). All of the securities issued by the Company in the transactions discussed in this note were registered under the 2016 Shelf Registration Statement.

In March 2017, the Company completed an underwritten public offering of its common stock, whereby it sold 4,304,813 shares of its common stock at a public offering price of $3.74 per share. The Company received gross proceeds of approximately $16.1 million, of which net proceeds were approximately $14.8 million after deducting underwriting discounts and offering expenses.

In October 2017, the Company entered into a sales agreement (the “2017 Sales Agreement”) with SVB Leerink (formerly Leerink Partners LLC) ("Leerink"), pursuant to which the Company could sell up to $30.0 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings. In January 2019, the Company raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the 2017 Sales Agreement, which resulted in utilizing the full $30.0 million facility. Upon completion of the final sale fully exhausting the $30 million of shares allowed to be sold, the 2017 Sales Agreement was automatically terminated. Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

In December 2017, the Company completed a registered direct offering (the “2017 Registered Direct Offering”), whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of the Company’s common stock, and (ii) a warrant to purchase one share of the Company’s common stock at an exercise price equal to $5.25 per share (the “Common Warrants”). The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, after deducting placement agent fees and offering expenses. Additionally, the Company issued 107,015 warrants at an exercise price of $6.6562 per share to certain investors affiliated with H.C. Wainwright & Co., LLC, placement agent for the 2017 Registered Direct Offering (the “Placement Agent Warrants”). The Company incurred issuance costs associated with the 2017 Registered Direct Offering of $745,856, which included $81,000 related to issuance of the Placement Agent Warrants, of which, $583,768 was allocated to the common stock sold and was recorded as a reduction to equity. The remaining amount was allocated to the Common Warrants and was expensed. The Placement Agent Warrants had the same terms as the Common Warrants, except for the exercise price of $6.6562 per share. The Common Warrants priced at $5.25 and Placement Agent Warrants priced at $6.6562 utilized the 2016 Shelf Registration Statement for a total of $9.4 million and $712,313, respectively. Both the Common Warrants and the Placement Agent Warrants were not exercised and subsequently were terminated in December 2018.

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

In May 2019, the Company entered into a new sales agreement (the “2019 Sales Agreement”) with Leerink, pursuant to which the Company may sell up to $50.0 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under 2019 Sales Agreement. The Company received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the three months ended June 30, 2019.

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

Equity Incentive Plans

There were 3,869,646 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June 30, 2019.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2019:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2018	2,282,636	$5.06
Granted	969,925	13.39
Exercised	(112,539)	5.47
Forfeited	(26,131)	4.24
Expired	—	—
Outstanding at June 30, 2019	3,113,891	$7.65	8.1	$56,371,207
Vested and expected to vest at June 30, 2019	3,091,222	$7.69	8.1	$55,831,468
Exercisable at June 30, 2019	1,599,271	$5.95	6.7	$31,673,544

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

The weighted average grant date fair value of options granted was $9.95 and $1.98 per option for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $10.1 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.2 years. These amounts do not include 30,673 options outstanding as of June 30, 2019, which are performance‑based and vest upon the achievement of certain corporate milestones. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.3 million for the six months ended June 30, 2019. There were no options exercised for the six months ended June 30, 2018.

Stock‑based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Research and development	$264,731	$130,065	$366,432	$220,862
General and administrative	623,825	344,594	1,778,434	788,367
Total	$888,556	$474,659	$2,144,866	$1,009,229

Performance‑Based Awards

The Company did not issue any performance-based awards during the six months ended June 30, 2019 and 2018. For awards granted with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For the three and six months ended June 30, 2019, the Company recognized expense of $6,377 and $19,864, respectively, and for the three and six months ended June 30, 2018, the Company recognized expense of $9,144 and income of  $271, respectively, related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2019:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2018	123,037	$6.35
Issued	58,334	8.10
Exercised	(24,389)	5.94
Outstanding at June 30, 2019	156,982	$7.99

Warrants associated with 2017 Registered Direct Offering

The change in the fair value of warrant liability for the six months ended June 30, 2018 was $2,674,000. This relates to the Company’s 2017 Registered Direct Offering. As described in further detail above, the Company issued Common Warrants  to certain investors to purchase an aggregate of 1,783,587 shares of its common stock. The Common Warrants were exercisable at $5.25 per share and expired on December 11, 2018. Additionally, as part of the 2017 Registered Direct Offering, the Company issued Placement Agent Warrants to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the 2017 Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock. The Placement Agent Warrants were exercisable at $6.6562 and expired on December 11, 2018. The Common Warrants and Placement Agent Warrants were analyzed and it was determined that they required liability treatment. Under ASC 815, Derivatives and Hedging, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classified these derivative warrant liabilities on the consolidated balance sheet as a current liability and the change in fair value of the warrant liability was reported on the statement of operations.

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

Note 7. Subsequent Event

On July 25, 2019, the Company entered into the First Amendment to the 2019 Term Loan. Refer to Note 4 – Loan and Security Agreement for further discussion.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 3 trial in major depressive disorder, or MDD, which we refer to as the GEMINI study, a Phase 3 open-label safety trial in patients with TRD and MDD; and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. We have completed a Phase 2 trial in MDD, which we refer to as the ASCEND study and a Phase 2 trial in smoking cessation. AXS-07 is currently in a Phase 3 trial for the acute treatment of migraine, which we refer to as the MOMENTUM study, and a Phase 3 open-label safety trial in patients with migraine. AXS-12 is currently in a Phase 2 trial in narcolepsy, which we refer to as the CONCERT study. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by us and others. We are conducting a Phase 3 trial with AXS-02 in knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs, pursuant to a Special Protocol Assessment, or SPA, which we refer to as the COAST-1 study. AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastrointestinal ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $24.4 million and $13.1 million for the six months ended June 30, 2019 and 2018, respectively. Our accumulated deficit as of June 30, 2019 was $132.0 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

In January 2019, we announced that AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression in the ASCEND study.

In January 2019, we received approximately $25.8 million in gross proceeds, of which net proceeds were approximately $25.0 million through the sale of 3,164,015 shares under the existing at-the-market facility with SVB Leerink (formerly Leerink Partners LLC), or Leerink.  Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the Sales Agreement was automatically terminated. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In January 2019, we initiated the CONCERT study, a Phase 2 randomized, double-blind, controlled trial to evaluate the efficacy and safety of AXS-12 in narcolepsy.

In March 2019, we initiated the MOMENTUM study, a Phase 3, randomized, double-blind, multicenter, controlled trial to assess the efficacy and safety of AXS-07 in the acute treatment of migraine.

In March 2019, we entered into a $24.0 million growth capital term loan facility, which we refer to as the 2019 Term Loan, with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver. Further, in July 2019, the 2019 Term Loan was amended. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In March 2019, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of MDD.

In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation.

In May 2019, we announced expedited development and pivotal status for AXS-05 for the treatment of MDD based on an FDA Breakthrough Therapy meeting.

In May 2019, we announced the acceleration of the timeline for reporting topline results from the MOMENTUM Phase 3 trial of AXS-07 for the acute treatment of migraine.

In May 2019, we entered into a new sales agreement with Leerink  with respect to an at the market offering program, which we refer to as the 2019 Sales Agreement, under which we may, from time to time in our sole discretion, issue and sell through Leerink, acting as agent, up to $50.0 million of shares of our common stock. We received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the three months ended June 30, 2019.

In June 2019, we initiated the GEMINI study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled trial of AXS-05 in the treatment of MDD.

In July 2019, we announced that we are enrolling two open-label studies in order to build safety databases of patients to support the filing of a New Drug Application, or NDA for (i) AXS-05 in the treatment of MDD and (ii) AXS-07 in the acute treatment of migraine.

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

Research and development activities are central to our business model. We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates if we obtain regulatory approval. We may never succeed in achieving regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Management considers many factors in developing the estimates and assumptions that are used in the preparation of our unaudited interim consolidated financial statements.

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

The following table summarizes our research and development expenses for our primary programs for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

AXS-05	$4,312,909	$3,436,078	$7,662,053	$6,394,419
AXS-07	5,204,570	680,102	7,737,188	869,355
AXS-12	429,122	—	876,149	—
AXS-02	41,895	100,351	89,902	472,535
AXS-06	805	9,051	4,476	60,173
Other research and development	749,110	1,194,885	1,870,023	2,285,699
Stock-based compensation	264,731	130,065	366,432	220,862
Total research and development expenses	$11,003,142	$5,550,532	$18,606,223	$10,303,043

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs. For the three and six months ended June 30, 2019, the majority of employee salaries and benefits were allocated amongst the respective clinical development programs whereas for the three and six months ended June 30, 2018, employee salaries and benefits were allocated to Other research and development expenses.

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

Interest and amortization of debt discount (expense)

Interest and amortization of debt discount (expense) primarily consists of cash interest and non‑cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion). We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations. For the three and six months ended June 30, 2019, the amortization of debt discount expense related to 2019 Term Loan and 2016 Original and Amended Term Loan, whereas for the three and six months ended June 30, 2018, the amortization of debt discount expense related to only the 2016 Original Term Loan.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$11,003,142	$5,550,532	$18,606,223	$10,303,043
General and administrative	2,445,077	2,439,061	5,263,469	4,849,760
Total operating expenses	13,448,219	7,989,593	23,869,692	15,152,803
Loss from operations	(13,448,219)	(7,989,593)	(23,869,692)	(15,152,803)
Interest and amortization of debt discount (expense)	(313,995)	(292,323)	(532,898)	(607,672)
Change in fair value of warrant liability	—	1,000	—	2,674,000
Net loss	$(13,762,214)	$(8,280,916)	$(24,195,476)	$(13,086,475)

Comparison of the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses.  Our research and development expenses for the three months ended June 30, 2019 were $11.0 million, compared to $5.6 million for the three months ended June 30, 2018, an increase of $5.4 million. The increase was primarily due to the significantly faster-than-expected enrollment in the MOMENTUM trial; the preparation for and initiation of the GEMINI trial, the AXS-05 open-label safety study, and the AXS-07 open-label safety study; and continued progress of the STRIDE-1,  ADVANCE-1, and CONCERT trials.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended June 30, 2019 was $2.4 million, which was unchanged compared to the three months ended June 30, 2018.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount (expense) for the three months ended June 30, 2019 and 2018 was  $0.3 million.

Change in Fair Value of Warrant Liability.    We recorded income related to the change in fair value of our warrant liability for the three months ended June 30, 2018 of less than $0.1 million. There was no warrant liability outstanding during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses.  Our research and development expenses for the six months ended June 30, 2019 were $18.6 million, compared to $10.3 million for the six months ended June 30, 2018, an increase of $8.3 million. The increase was primarily due to the preparation for and initiation of the MOMENTUM, CONCERT, GEMINI, AXS-05 open-label safety, and the AXS-07 open-label safety trials; and continued progress of our STRIDE-1, and ADVANCE-1 trials, which was partially offset by the cessation of the CREATE-1 study and completion of the ASCEND trial.

General and Administrative Expenses.  Our general and administrative expenses for the six months ended June 30, 2019 were $5.3 million, compared to $4.8 million for the six months ended June 30, 2018, an increase of $0.5 million. The increase was primarily due to higher legal expenses and personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount (expense) for the six months ended June 30, 2019 was $0.5 million, compared to $0.6 million for the six months ended June 30, 2018, a decrease of $0.1 million. The decrease of $0.1 million was driven by interest income from our the newly implemented cash sweep account. The cash sweep account was not in place in 2018.

Change in Fair Value of Warrant Liability.    We recorded income related to the change in fair value of our warrant liability for the six months ended June 30, 2018 of $2.7 million. There was no warrant liability outstanding during the six months ended June 30, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In October 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Leerink, pursuant to which we could sell up to $30 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings. We received approximately $4.2 million in gross proceeds, of which net proceeds were approximately $4.1 million from the sales of our common stock to Leerink under the 2017 Sales Agreement during the year ended December 31, 2018. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the 2017 Sales Agreement. Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the 2017 Sales Agreement was automatically terminated, Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the 2017 Sales Agreement.

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

In March 2019, we entered into the 2019 Term Loan with SVB and WestRiver for a term loan up to $24.0 million, which completely replaces the 2016 Original Term Loan and the 2016 Amended Term Loan. The initial tranche of $20.0 million, or the Term A Loan Advance, was funded shortly after executing the loan agreement. The second tranche of $4.0 million, or the Term B Loan Advance was initially available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol, which we refer to as the Milestone Event. A portion of the initial tranche was used to satisfy our then-existing obligations under our 2016 Amended Term Loan, and such obligations are considered to be fully repaid and completed. We refer to the Term A Loan Advance and the Term B Loan Advance as the Loan Advances.

In May 2019, we entered into the 2019 Sales Agreement with Leerink, pursuant to which we may sell up to $50 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the 2019 Sales Agreement. We received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the three months ended June 30, 2019.

In July 2019, we entered into the first amendment to the 2019 Term Loan, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The time period under which we may request the Term B Loan Advance was extended to the period commencing on the Milestone Event and continuing through December 31, 2019. The Loan Advances mature on February 1, 2023. See the subsection titled “July 2019 First Amendment to Loan and Security Agreement – Silicon Valley Bank” under the “Contractual Obligations and Commitments” section below for a further description of the First Amendment to the 2019 Term Loan.

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the fourth quarter of 2021. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2019	2018

Net cash (used in) provided by:
Operating activities	$(18,181,000)	$(14,347,719)
Investing activities	(11,464)	(24,215)
Financing activities	57,976,859	702,254
Net increase (decrease) in cash	$39,784,395	$(13,669,680)

Operating Activities.  Cash used in operating activities for the six months ended June 30, 2019 was $18.2 million as compared to $14.3 million for the six months ended June 30, 2018. The increase of $3.9 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2019 and 2018.

Financing Activities.    Cash provided by financing activities was $58.0 million for the six months ended June 30, 2019, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $44.5 million, proceeds from the 2019 Term Loan of $20.0 million, proceeds from issuance of common stock upon exercise of options and warrants of $0.6 million and $0.1 million, respectively. These proceeds were offset by the repayment on our 2016 Amended Term Loan of $7.2 million.

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

The 2019 Term Loan accrues interest on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate and is payable monthly. The 2019 Term Loan initially had an interest-only monthly payment period for twelve months which was extendable to 18 months upon drawing of the second tranche. Following the interest only payment period, we will begin making monthly payments of principal and interest and these payments will continue until the maturity date of February 1, 2023. In addition, we were initially required to pay a final payment fee of 6.0% of the principal amount extended to us on the date of repayment of the outstanding loan, which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as described below.

We were initially permitted to prepay all, but not less than all, of the 2019 Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within one year of the effective date of the loan, 2.0% of the outstanding principal if prepaid after the first anniversary of the effective date but on prior to the second anniversary of the effective date, and 1.0% of the outstanding principal if prepaid after the second anniversary of the effective date. The term loan is collateralized by a security interest in all of our assets except intellectual property. Our intellectual property is subject to a negative pledge.

In connection with the 2019 Term Loan, SVB and WestRiver received warrants, or the March 2019 Warrants, to purchase an aggregate 70,000 shares of our common stock at an exercise price of $8.10 per share, which are exercisable for seven years from the date of issuance. The warrants were to be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholders’ equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants would be earned upon drawing of the second $4.0 million tranche under the loan. In connection with the First Amendment to the 2019 Term Loan, the shares of common stock issuable under each of the March 2019 Warrants were fixed at 29,167 shares, as described further below.

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

July 2019 First Amendment to Loan and Security Agreement—Silicon Valley Bank

In July 2019, we entered into the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The time period under which we may request the Term B Loan Advance was extended to the period commencing on the Milestone Event and continuing through December 31, 2019. The Loan Advances mature on February 1, 2023.

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, we will begin making monthly payments of principal in equal monthly installments for 30 consecutive months (provided, that, upon the occurrence of the Milestone Event, the repayment schedule will be decreased to 24 consecutive months) and monthly payments of interest, until the Maturity Date.  Interest will accrue on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon our repayment of the Loan Advances from 6.0% to 6.30% of the original principal amount of the Loan Advances.

We may prepay all, but not less than all of the Loan Advances, subject to a prepayment fee of 3.0% of any amount prepaid prior to the first anniversary of July 25, 2019, or the First Amendment Effective Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the First Amendment Effective Date through and including the second anniversary of the First Amendment Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the First Amendment Effective Date, but prior to the Maturity Date. These percentages are unchanged from the original 2019 Term Loan.

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued the July 2019 Warrants, which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. The July 2019 Warrants, if earned, will be exercisable until July 24, 2026 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of the Company’s common stock is greater than the exercise price then in effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $53.8 million and $14.0 million as of June 30, 2019 and December 31, 2018, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2019 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2019.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $24.4 million and $31.0 million for six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $132.0 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trials with AXS‑05 for the treatment of depression;
•	conduct our open-label safety extension trial for AXS-05;
•	conduct our Phase 2/3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	conduct our Phase 3 clinical trial with AXS-07 for the acute treatment of migraine;
•	conduct our open-label safety extension trial for AXS-07;
•	conduct our Phase 2 clinical trial with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;

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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P., or the 2019 Term Loan, consisting of an initial $20.0 million tranche, or the Term A Loan Advance, which was funded shortly upon closing, with the remaining $4.0 million, or the Term B Loan Advance, initially available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to the FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol, which we refer to as the Milestone Event. A portion of the first tranche was used to satisfy our existing obligations under our original term loan facility with SVB, as amended, and such obligations are considered to be fully repaid and completed. The new term loan facility matures in February 2023 and initially had an interest-only monthly payment period for twelve months, extendable to eighteen months upon funding of the Term B Loan Advance. We refer to the Term A Loan Advance and the Term B Loan Advance together as the Loan Advances.

In July 2019, we entered into a first amendment to the loan and security agreement, or the First Amendment to the 2019 Term Loan, Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The time period under which we may request the Term B Loan Advance was extended to the period commencing on the Milestone Event and continuing through December 31, 2019. The Loan Advances mature on February 1, 2023, which we refer to as the Maturity Date.

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, we will begin making monthly payments of principal in equal monthly installments for 30 consecutive months (provided, that, upon the occurrence of the Milestone Event, the repayment schedule will be decreased to 24 consecutive months) and monthly payments of interest, until the Maturity Date.  Interest will accrue on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon our repayment of the Loan Advances from 6.0% to 6.30% of the original principal amount of the Loan Advances.

We may prepay all, but not less than all of the Loan Advances, subject to a prepayment fee of 3.0% of any amount prepaid prior to the first anniversary of July 25, 2019, or the First Amendment Effective Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the First Amendment Effective Date through and including the second anniversary of the First Amendment Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the First Amendment Effective Date, but prior to the Maturity Date. These percentages are unchanged from the original 2019 Term Loan.

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

Additionally, we may be required to repay the outstanding indebtedness under the 2019 Term Loan if an event of default occurs under the 2019 Term Loan. Under the 2019 Term Loan, an event of default will occur if, among other things, we fail to make payments under the 2019 Term Loan; we breach any of our covenants under the 2019 Term Loan, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit SVB to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. SVB could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. Our management has broad discretion in the application of the proceeds from the 2019 Term Loan, subject to the covenants and limitations described in the 2019 Term Loan.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs in March 2016, our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016, our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, our Phase 2 with AXS-05 for the treatment of MDD in June 2018, our Phase 2 trial with AXS-12 for the treatment of narcolepsy in January 2019, our Phase 3 trial with AXS-07 for the acute treatment of migraine in March 2019, and our Phase 3 trial with AXS-05 for MDD in June 2019. We began enrolling patients in two open-label safety studies for (i) AXS-05 in the treatment of depression and (ii) AXS-07 in the acute treatment of migraine in July 2019. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. Based on the recommendation we received from the independent data monitoring committee, we will continue our COAST-1 trial and have discontinued our CREATE-1 trial for futility. We paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and do not plan to resume screening and enrollment in the COAST-1 trial until after the final data readout from our STRIDE-1 trial. We conducted one interim analysis for the ongoing Phase 3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials than we currently plan, or we may abandon product development programs. For instance, with respect to our ongoing Phase 3 clinical trial with AXS-02 for the treatment of the pain of knee OA associated with BMLs, although we have received a Special Protocol Assessment, or SPA, the FDA stated that if there is a recurrence of knee OA pain, we will need to explore repeat dosing, which would require additional preclinical studies. Further, for AXS‑05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and either the Phase 3 STRIDE-1 trial or the Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD and a single pivotal study to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional clinical studies. Finally, for AXS-12, we will need to conduct additional clinical studies in addition to our newly initiated Phase 2 trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

The ‘239 patent contains claims directed to the use of orally administered zoledronic acid, the active moiety in AXS-02, for the treatment of CRPS, and is one of several issued patents containing claims covering the use of AXS-02 for the treatment of CRPS. The ‘862 and ‘268 patents contain claims directed to certain dosage forms containing zoledronic acid, the active moiety in AXS-02. The ‘862 patent also contains claims directed to certain oral dosage forms containing zoledronic acid, including AXS-02, and use of certain oral dosage forms containing zoledronic acid, including AXS-02, for the treatment of knee pain and arthritis, respectively. The ‘862 and ‘268 patents are two of several issued patents containing claims covering dosage forms of zoledronic acid such as AXS-02, and the use of certain oral dosage forms containing zoledronic acid, including AXS-02, in the treatment of knee pain and arthritis. The ‘245, ‘999, ‘352, ‘774, and ‘338 patents contain claims directed to the use of neridronic acid for the treatment of CRPS, and are some of several issued patents containing claims covering the use of neridronic acid for the treatment of CRPS. The ‘839 patent contains claims directed to the use of neridronic acid and oral zoledronic acid for the treatment of joint pain. The petitions request that the Patent Trial and Appeal Board, or PTAB, institute proceedings to review the validity of the ‘239, the ‘862, the ‘268, the ‘245, the ‘999, the ‘839, the ‘352, the ‘774, and the ‘338 patents.

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

In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to institute a post-grant review for that patent. In February 2018, we responded to the PTAB decision to institute a post-grant review. On November 14, 2018, the Patent Trial and Appeal Board, or PTAB, entered a final written decision holding that the claims were invalid for lack of enablement, and for some claims, lack of novelty and/or obviousness.  On January 16, 2019, we appealed the decision of the PTAB to the United States Court of Appeals for the Federal Circuit, or Federal Circuit, but recently decided not to further pursue the appeal.

In February 2018, we responded to and opposed the petition for the ‘268 patent. In May 2018, the PTAB rendered a decision to institute a post-grant review for the patent. In August 2018, we responded to the PTAB decision to institute a post-grant review. In April 2019, the PTAB entered a final written decision holding that the claims were invalid for lack of enablement, but left several of the grounds raised in the Petition unaddressed. In June, we filed a request for rehearing with the PTAB.

In October 2018, the PTAB rendered a decision to initiate a post grant review for the ‘245 patent. In January 2019, we responded to the PTAB decision to institute a post-grant review.

In February 2019, the PTAB rendered a decision to institute a post-grant review for the ‘999 patent.

In May 2019, the PTAB rendered a decision to institute a post-grant review for the ‘839 patent.

In July 2019, the PTAB rendered a decision to institute a post-grant review for the ‘352 patent.

In July 2019, the PTAB rendered a decision to institute a post-grant review for the ‘774 patent.

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

As of August 2, 2019, we had only 37 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of August 2, 2019, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 24% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 2, 2019, we have outstanding 34,418,554 shares of common stock and 3,290,422 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 26,244,023 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our previous and current Sales Agreements, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including our December 2017 registered direct offering, our October 2018 registered direct offering, and the proceeds from sales pursuant to our October 2017 (which was fully utilized in January 2019), and May 2019 “at-the-market” sales agreements with SVB Leerink (formerly Leerink Partners LLC), which provided and currently provide for the sale of up to $30.0 and $50.0 million, respectively, of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises,  their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

AXSOME THERAPEUTICS, INC.

Date: August 8, 2019	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)