Form 10-Q
period 2019-09-30
Axsome Therapeutics, Inc.
filed 2019-11-07
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 34,508,626  shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 1, 2019.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,641,861	$13,968,742
Prepaid and other current assets	594,345	1,246,360
Total current assets	44,236,206	15,215,102
Equipment, net	34,554	51,832
Other assets	168,969	112,345
Total assets	$44,439,729	$15,379,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,447,359	$3,687,245
Accrued expenses and other current liabilities	8,413,107	3,843,299
Loan payable, current portion	648,523	3,291,394
Total current liabilities	18,508,989	10,821,938
Loan payable, long-term	19,108,144	3,619,420
Total liabilities	37,617,133	14,441,358
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 34,496,846 and 30,087,213 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	3,450	3,009
Additional paid-in capital	157,907,655	108,485,219
Accumulated deficit	(151,088,509)	(107,550,307)
Total stockholders’ equity	6,822,596	937,921
Total liabilities and stockholders’ equity	$44,439,729	$15,379,279

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$15,835,573	$6,040,780	$34,441,796	$16,343,823
General and administrative	3,111,662	2,202,679	8,375,131	7,052,439
Total operating expenses	18,947,235	8,243,459	42,816,927	23,396,262
Loss from operations	(18,947,235)	(8,243,459)	(42,816,927)	(23,396,262)
Interest and amortization of debt discount (expense)	(327,825)	(270,933)	(860,723)	(878,605)
Tax credit	139,448	217,418	139,448	217,418
Change in fair value of warrant liability	—	15,000	—	2,689,000
Net loss	$(19,135,612)	$(8,281,974)	$(43,538,202)	$(21,368,449)
Net loss per common share, basic and diluted	$(0.56)	$(0.31)	$(1.29)	$(0.83)
Weighted average common shares outstanding, basic and diluted	34,445,489	26,325,904	33,771,671	25,875,783

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	534,570	—	534,570
Issuance of common stock upon financing	56,900	6	139,914	—	139,920
Net loss	—	—	—	(4,805,559)	(4,805,559)
Balance at March 31, 2018	25,549,892	$2,555	$93,974,001	$(81,390,402)	$12,586,154
Stock-based compensation	—	—	474,659	—	474,659
Issuance of common stock upon financing	702,970	70	2,228,932	—	2,229,002
Net loss	—	—	—	(8,280,916)	(8,280,916)
Balance at June 30, 2018	26,252,862	$2,625	$96,677,592	$(89,671,318)	$7,008,899
Stock-based compensation	—	—	392,665	—	392,665
Issuance of common stock upon exercise of warrants	25,000	3	32,497	—	32,500
Issuance of common stock upon financing	180,800	55	1,590,612	—	1,590,667
Net loss	—	—	—	(8,281,974)	(8,281,974)
Balance at September 30, 2018	26,458,662	$2,683	$98,693,366	$(97,953,292)	$742,757

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699
Stock-based compensation	—	—	888,556	—	888,556
Issuance of common stock upon exercise of options	59,720	6	205,330	—	205,336
Issuance of common stock upon exercise of warrants	24,389	2	144,868	—	144,870
Issuance of warrants upon debt financing	—	—	(39,000)	—	(39,000)
Issuance of common stock upon financing	942,285	95	19,471,603	—	19,471,698
Net loss	—	—	—	(13,762,214)	(13,762,214)
Balance at June 30, 2019	34,330,441	$3,433	$156,232,409	$(131,952,897)	$24,282,945
Stock-based compensation	—	—	1,156,435	—	1,156,435
Issuance of common stock upon exercise of options	129,218	13	483,825	—	483,838
Issuance of common stock upon exercise of warrants	37,187	4	34,986	—	34,990
Net loss	—	—	—	(19,135,612)	(19,135,612)
Balance at September 30, 2019	34,496,846	$3,450	$157,907,655	$(151,088,509)	$6,822,596

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(43,538,202)	$(21,368,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,301,301	1,401,894
Amortization of debt discount	471,742	293,580
Change in fair value of warrants	—	(2,689,000)
Depreciation	31,938	36,728
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	652,015	554,749
Other assets	(56,624)	70,596
Accounts payable	5,760,114	731,913
Accrued expenses and other current liabilities	4,569,808	708,237
Net cash used in operating activities	(28,807,908)	(20,259,752)
Cash flows from investing activities
Purchases of equipment	(14,660)	(32,696)
Net cash used in investing activities	(14,660)	(32,696)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	44,455,380	3,959,589
Proceeds from issuance of term loan	20,000,000	—
Repayment of principal on term loan	(7,238,889)	(2,500,000)
Proceeds from issuance of common stock upon exercise of options	1,099,336	—
Proceeds from issuance of common stock upon exercise of warrants	179,860	32,500
Net cash (used in) provided by financing activities	58,495,687	1,492,089
Net (decrease) increase in cash	29,673,119	(18,800,359)
Cash at beginning of period	13,968,742	34,021,123
Cash at end of period	$43,641,861	$15,220,764
Supplemental disclosures of cash flow information:
Interest paid	$979,167	$585,025
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$387,000	$—

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $151.1  million.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2019, the balance of cash and cash equivalents was $43.6 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At September 30, 2019, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company makes estimates of costs incurred in relation to clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. The Company reviews and accrues clinical trial study expenses based on work performed and relies upon estimates of those costs applicable to the stage of completion of a study. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of the Company’s policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 and has not recorded an income tax benefit for the nine months ended September 30, 2019 and 2018 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2019, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2019 and 2018.

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

Note 3. Accrued Expenses and Other Current Liabilities

At September 30, 2019 and December 31, 2018 accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018

Research and development	$6,625,638	$2,266,285
Accrued compensation	995,181	1,051,401
Other	792,288	525,613
Total	$8,413,107	$3,843,299

Note 4. Loan and Security Agreement

Current Term Loan

2019 Term Loan

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

The loan bears interest at an annual rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2%) above the Prime Rate. The loan advances mature in February 2023 and initially had an interest-only payment period of 12 months (which was extended to 18 months in connection with the First Amendment to the 2019 Term Loan, as discussed below), extendable to 18 months upon the drawing of the Term B Loan Advance (which is now extendable to 24 months as a result of the First Amendment to the 2019 Term Loan). Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company was initially required to pay a final payment fee of 6.0% of the principal amount extended on the date of repayment of the 2019 Term Loan (which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as discussed below), which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

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

First Amendment to the 2019 Term Loan

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

The Company evaluated whether the First Amendment to the 2019 Term Loan entered into in July 2019 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the First Amendment to the 2019 Term Loan is less than 10% different from the remaining cash flows under the terms of the 2019 Term Loan, the First Amendment to the 2019 Term Loan was accounted for as a debt modification. Therefore, the unamortized balance of debt discount costs incurred in connection with 2019 Term Loan are being amortized through maturity in February 2023 utilizing the effective interest rate method.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $383,334 and $979,167 for the three and nine months ended September 30, 2019, respectively, as compared to $182,357 and $585,025 for the three and nine months ended September 30, 2018, respectively. In addition, amortization of the final payment fee was $120,322 and $316,246 for the three and nine months ended September 30, 2019, respectively, as compared to $63,636 and $210,399 for the three and nine months ended September 30, 2018, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	September 30,	December 31,
	2019	2018

Total Outstanding Debt	$20,000,000	$6,388,889
Add: accreted liability of final payment fee	284,042	663,459
Less: unamortized debt discount, long-term	(509,231)	(99,595)
Less: current portion of long-term debt	(666,667)	(3,333,333)
Loan payable, long-term	$19,108,144	$3,619,420

Current portion of long-term debt	$666,667	$3,333,333
Less: current portion of unamortized debt discount	(18,144)	(41,939)
Loan payable, current portion	$648,523	$3,291,394

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. In September 2019, SVB exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a  cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds in connection with the warrant exercise.

Additionally, in connection with the 2016 Amended Term Loan, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance. Both of these warrants were classified as a component of stockholders’ equity. Prior to entering into the 2019 Term Loan, the fair value of these warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. In August 2019, SVB exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds in connection with the warrant exercise.

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

Amortization of the debt discount in relation to warrants issued as described above was $56,602 and $155,496 for the three and nine months ended September 30, 2019, respectively, as compared to $24,940 and $83,181 for three and nine months ended September 30, 2018, respectively.

Scheduled Principal Payments on Outstanding Debt, as of September 30, 2019, are as follows:

2020	$2,666,667
2021	8,000,000
2022	8,000,000
2023	1,333,333
Total principal payments outstanding	$20,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the nine months ended September 30, 2019.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Basic and diluted net loss per common share:
Net loss	$(19,135,612)	$(8,281,974)	$(43,538,202)	$(21,368,449)
Weighted average common shares outstanding—basic and diluted	34,445,489	26,325,904	33,771,671	25,875,783
Net loss per common share—basic and diluted	$(0.56)	$(0.31)	$(1.29)	$(0.83)

The following potentially dilutive securities outstanding at September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	September 30,
	2019	2018

Stock options	3,184,842	2,758,499
Warrants	110,603	2,074,149
Total	3,295,445	4,832,648

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

In May 2019, the Company entered into a new sales agreement (the “2019 Sales Agreement”) with Leerink, pursuant to which the Company may sell up to $50.0 million in shares of its common stock from time to time through Leerink, acting as its sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under 2019 Sales Agreement. The Company received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the nine months ended September 30, 2019.

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

Equity Incentive Plans

There were 3,668,590 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September 30, 2019.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2019:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2018	2,282,636	$5.06
Granted	1,197,231	15.57
Exercised	(241,757)	4.55
Forfeited	(53,268)	7.50
Expired	—	—
Outstanding at September 30, 2019	3,184,842	$9.01	8.0	$36,930,345
Vested and expected to vest at September 30, 2019	3,168,673	$9.05	8.0	$36,632,902
Exercisable at September 30, 2019	1,612,322	$6.34	6.6	$22,428,613

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

The weighted average grant date fair value of options granted was $11.55 and $1.98 per option for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $12.9 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.3 years. These amounts do not include 20,971 options outstanding as of September 30, 2019, which are performance‑based and vest upon the achievement of certain corporate milestones. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $4.3 million for the nine months ended September 30, 2019. There were no options exercised for the nine months ended September 30, 2018.

Stock‑based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Research and development	$286,234	$90,891	$652,666	$311,753
General and administrative	870,201	301,774	2,648,635	1,090,141
Total	$1,156,435	$392,665	$3,301,301	$1,401,894

Performance‑Based Awards

The Company did not issue any performance-based awards during the nine months ended September 30, 2019 and 2018. For awards granted with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For the three and nine months ended September 30, 2019, the Company recognized expense of $9,514 and $29,378, respectively, and for the three and nine months ended September 30, 2018, the Company recognized expense of $24 and income of $247, respectively, related to performance‑based awards.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2019:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2018	123,037	$6.35
Issued	58,334	8.10
Exercised	(70,768)	6.30
Outstanding at September 30, 2019	110,603	$7.31

Warrants associated with 2017 Registered Direct Offering

The change in the fair value of warrant liability for the nine months ended September 30, 2018 was $2,689,000. This relates to the Company’s 2017 Registered Direct Offering. As described in further detail above, the Company issued Common Warrants  to certain investors to purchase an aggregate of 1,783,587 shares of its common stock. The Common Warrants were exercisable at $5.25 per share and expired on December 11, 2018. Additionally, as part of the 2017 Registered Direct Offering, the Company issued Placement Agent Warrants to certain investors affiliated with H.C. Wainwright & Co., LLC, the placement agent in the 2017 Registered Direct Offering to purchase an aggregate of 107,015 shares of its common stock. The Placement Agent Warrants were exercisable at $6.6562 and expired on December 11, 2018. The Common Warrants and Placement Agent Warrants were analyzed and it was determined that they required liability treatment. Under ASC 815, Derivatives and Hedging, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classified these derivative warrant liabilities on the consolidated balance sheet as a current liability and the change in fair value of the warrant liability was reported on the statement of operations.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, which are being developed for multiple indications. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 3 trial in major depressive disorder, or MDD, which we refer to as the GEMINI study, a Phase 3 open-label safety trial in patients with TRD and MDD; and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. We have completed a Phase 2 trial in MDD, which we refer to as the ASCEND study and a Phase 2 trial in smoking cessation. AXS-07 is currently in two Phase 3 trials for the acute treatment of migraine, which we refer to as the MOMENTUM and the INTERCEPT studies, and a Phase 3 open-label safety trial in patients with migraine. AXS-12 is currently in a Phase 2 trial in narcolepsy, which we refer to as the CONCERT study. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, including AXS-02 and AXS-06, and intellectual property which covers these and related product candidates and molecules being developed by us and others. AXS-02 is being developed for the treatment of knee osteoarthritis, or OA, associated with bone marrow lesions, or BMLs. AXS-06 is being developed for the treatment of osteoarthritis and rheumatoid arthritis and for the reduction of the risk of nonsteroidal anti-inflammatory drug, or NSAID, associated gastrointestinal ulcers. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $43.5 million and $21.4 million for the nine months ended September 30, 2019 and 2018, respectively. Our accumulated deficit as of September 30, 2019 was $151.1 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in‑license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In May 2019, we entered into a new sales agreement with Leerink  with respect to an at the market offering program, which we refer to as the 2019 Sales Agreement, under which we may, from time to time in our sole discretion, issue and sell through Leerink, acting as agent, up to $50.0 million of shares of our common stock. We received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the nine months ended September 30, 2019.

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

In August 2019, we announced that David Marek has been appointed as our Chief Commercial Officer.

In September 2019, we announced positive results from a Phase 1 pharmacokinetic trial of AXS-07,  a novel, oral, investigational medicine with distinct dual mechanisms of action being developed for the acute treatment of migraine.

In October 2019, we announced the completion of patient enrollment in our GEMINI and CONCERT studies.

In October 2019, we initiated the INTERCEPT study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled trial evaluating the early treatment of migraine with AXS-07.

In October 2019, we announced the results of the MINDSET physician survey, which affirms the unmet need and favorable profile of AXS-07 in the acute treatment of migraine.

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

The following table summarizes our research and development expenses for our primary programs for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

AXS-05	$7,829,826	$3,453,303	$15,491,879	$9,847,722
AXS-07	6,177,098	1,226,328	13,914,286	2,095,683
AXS-12	487,703	7,914	1,363,852	7,914
AXS-02	174,253	34,539	264,155	507,074
AXS-06	3,650	3,671	8,126	63,844
Other research and development	876,809	1,224,134	2,746,832	3,509,833
Stock-based compensation	286,234	90,891	652,666	311,753
Total research and development expenses	$15,835,573	$6,040,780	$34,441,796	$16,343,823

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs. For the three and nine months ended September 30, 2019, the majority of employee salaries and benefits were allocated amongst the respective clinical development programs whereas for the three and nine months ended September 30, 2018, employee salaries and benefits were allocated to Other research and development expenses.

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

Interest and amortization of debt discount (expense)

Interest and amortization of debt discount (expense) primarily consists of cash interest and non‑cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion). We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations. For the three and nine months ended September 30, 2019, the amortization of debt discount expense related to the 2019 Term Loan, the First Amendment to the 2019 Term Loan, and the 2016 Original and Amended Term Loan, whereas for the three and nine months ended September 30, 2018, the amortization of debt discount expense related to only the 2016 Original Term Loan.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$15,835,573	$6,040,780	$34,441,796	$16,343,823
General and administrative	3,111,662	2,202,679	8,375,131	7,052,439
Total operating expenses	18,947,235	8,243,459	42,816,927	23,396,262
Loss from operations	(18,947,235)	(8,243,459)	(42,816,927)	(23,396,262)
Interest and amortization of debt discount (expense)	(327,825)	(270,933)	(860,723)	(878,605)
Tax credit	139,448	217,418	139,448	217,418
Change in fair value of warrant liability	—	15,000	—	2,689,000
Net loss	$(19,135,612)	$(8,281,974)	$(43,538,202)	$(21,368,449)

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses.  Our research and development expenses for the three months ended September 30, 2019 were $15.8 million, compared to $6.0 million for the three months ended September 30, 2018, an increase of $9.8 million. This increase was primarily due to trials that were initiated in 2019, which include the GEMINI, MOMENTUM, INTERCEPT, and CONCERT trials, along with the AXS-05 and AXS-07 open-label safety studies.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended September 30, 2019 was $3.1 million,  compared to $2.2 million for the three months ended September 30, 2018, an increase of $0.9 million. The increase was primarily due to an increase in stock compensation expense as well as personnel costs.

Interest and Amortization of Debt Discount (Expense).  Interest and amortization of debt discount (expense) for the three months ended September 30, 2019 and 2018 was  $0.3 million.

Tax Credit.  Tax credit income for the three months ended September 30, 2019 was $0.1 million, compared to $0.2 million for the three months ended September 30, 2018, a decrease of $0.1 million. This represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 and 2017 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.    We recorded income related to the change in fair value of our warrant liability for the three months ended September 30, 2018 of less than $0.1 million. There was no warrant liability outstanding during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses.  Our research and development expenses for the nine months ended September 30, 2019 were $34.4 million, compared to $16.3 million for the nine months ended September 30, 2018, an increase of $18.1 million. The increase was primarily due to the preparation for and initiation of the GEMINI, MOMENTUM, INTERCEPT, and CONCERT trials along with the AXS-05 and AXS-07 open-label safety trials; and continued progress of our STRIDE-1, and ADVANCE-1 trials, which was partially offset by the cessation of the CREATE-1 study and completion of the ASCEND trial.

General and Administrative Expenses.  Our general and administrative expenses for the nine months ended September 30, 2019 were $8.4 million, compared to $7.1 million for the nine months ended September 30, 2018, an increase of $1.3 million. The increase was primarily due an increase in stock compensation expense as well as personnel costs.

Interest and Amortization of Debt Discount (Expense).    Interest and amortization of debt discount (expense) for the nine months ended September 30, 2019 and 2018 was $0.9 million.

Tax Credit.  Tax credit income for the nine months ended September 30, 2019 was $0.1 million, compared to $0.2 million for the nine months ended September 30, 2018, a decrease of $0.1 million. This represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 and 2017 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.    We recorded income related to the change in fair value of our warrant liability for the nine months ended September 30, 2018 of $2.7 million. There was no warrant liability outstanding during the nine months ended September 30, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million, which we refer to as the 2016 Original Term Loan. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired. In November 2018, we amended the 2016 Original Term Loan to provide an additional $4.0 million growth capital loan, related to our narcolepsy clinical program with AXS-12. We refer to the 2016 Original Term Loan, as amended in November 2018, as the 2016 Amended Term Loan. The additional capital under the 2016 Amended Term Loan was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. Our obligations under the 2016 Amended Term Loan, along with our ability to draw down on the additional $4.0 million tranche, were considered to be performed and completed in connection with the establishment of the 2019 Term Loan (see below).

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

In May 2019, we entered into the 2019 Sales Agreement with Leerink, pursuant to which we may sell up to $50 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the 2019 Sales Agreement. We received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the nine months ended September 30, 2019.

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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the second quarter of 2021. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2019	2018

Net cash (used in) provided by:
Operating activities	$(28,807,908)	$(20,259,752)
Investing activities	(14,660)	(32,696)
Financing activities	58,495,687	1,492,089
Net increase (decrease) in cash	$29,673,119	$(18,800,359)

Operating Activities.  Cash used in operating activities for the nine months ended September 30, 2019 was $28.8 million as compared to $20.3 million for the nine months ended September 30, 2018. The increase of $8.5 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2019 and 2018.

Financing Activities.    Cash provided by financing activities was $58.5 million for the nine months ended September 30, 2019, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $44.5 million, proceeds from the 2019 Term Loan of $20.0 million, proceeds from issuance of common stock upon exercise of options and warrants of $1.1 million and $0.2 million, respectively. These proceeds were offset by the repayment on our 2016 Amended Term Loan of $7.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $43.6 million and $14.0 million as of September 30, 2019 and December 31, 2018, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2019 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2019.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, and AXS-12, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $43.5 million and $31.0 million for nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $151.1 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trials with AXS‑05 for the treatment of depression;
•	conduct our open-label safety extension trial for AXS-05;
•	conduct our Phase 2/3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	conduct our two Phase 3 clinical trials with AXS-07 for the acute treatment of migraine;
•	conduct our open-label safety extension trial for AXS-07;
•	conduct our Phase 2 clinical trial with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;

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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In July 2019, we entered into a first amendment to the loan and security agreement, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The Loan Advances mature on February 1, 2023, which we refer to as the Maturity Date.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016, our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, our Phase 2 with AXS-05 for the treatment of MDD in June 2018, our Phase 2 trial with AXS-12 for the treatment of narcolepsy in January 2019, our Phase 3 trial with AXS-07 for the acute treatment of migraine in March 2019,  our Phase 3 trial with AXS-05 for MDD in June 2019, and our second Phase 3 trial with AXS-07 for treatment of acute migraine in October 2019. We began enrolling patients in two open-label safety studies for (i) AXS-05 in the treatment of depression and (ii) AXS-07 in the acute treatment of migraine in July 2019. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed  a limited number of studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies and one Phase 2 trial in major depressive disorder. A Phase 2 trial of AXS-05 in smoking cessation was completed under a collaboration with Duke University. For AXS-07, we have only conducted two Phase 1 clinical trials. For AXS-09, we have only completed one Phase 1 clinical trial. Finally, for AXS-12, we have not completed a clinical trial. For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials. The completion of one or more of our previously disclosed clinical trials for our product candidates is not an indication or guarantee that that the final results of such trials, in and of themselves, are or will be positive, or that such results will be sufficient to support the filing of an NDA with the FDA or similar approval filings with comparable foreign authorities for our applicable product candidates.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our currently ongoing Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. The independent data monitoring committee recommended continuation of our COAST-1 trial and discontinuation of our CREATE-1 trial for futility. We had paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and currently, we are in the process of closing out the trial. We conducted one interim analysis for the ongoing Phase 3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

In addition, because we plan to file our product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference listed drug and published literature. For example, we intend to rely on data collected in certain investigator‑initiated Phase 2 clinical trials and other third‑party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS‑05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference listed drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time‑consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we plan to submit NDAs for AXS‑05 and AXS‑07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials and in the course of our preparation, submission, and review of NDA filings that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, with respect to AXS‑05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and either the Phase 3 STRIDE-1 trial or the Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD and on the MOMENTUM study, which is being conducted pursuant to a Special Protocol Assessment, or SPA, to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional one or more clinical studies to support the filing of an NDA for either of these product candidates. Finally, for AXS-12, we will need to conduct additional clinical studies in addition to our newly initiated Phase 2 trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

•

in connection with the chemistry, manufacturing, and controls (CMC) data necessary for our NDA filings, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating period;

•

applicable to all future drug substance and drug product batches manufactured, packaged, and stored under similar circumstances, to establish the long-term storage conditions, and to provide evidence of the effect of various environmental conditions on the quality of the drug substance and drug product.  Our product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results;

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as bisphosphonates for the treatment of pain. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

If we cannot demonstrate an acceptable safety and toxicity profile for our product candidates, we will not be able to continue our clinical trials of or obtain approval for those product candidates.

In order to obtain approval of a product candidate we must demonstrate safety in various nonclinical tests (including, for example, carcinogenicity studies, drug-drug interaction studies, and toxicity studies), in addition to human clinical trials.  At the time of initiating human clinical trials, we may not have conducted or may not conduct all the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate safety concerns regarding our product candidates.  Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes.  Even if initial tests appear favorable, later testing may have unfavorable results.  We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical or nonclinical testing may product inconclusive or negative safety results, which may require us to conduct additional nonclinical testing or to abandon product candidates;
•	our product candidates may have unfavorable pharmacology or toxicity characteristics or suggest possible drug-drug interaction;
•	our product candidates may cause undesirable side effects; and
•	the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operation.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. For clinical trials with AXS-02 for the treatment of the pain of knee OA associated with BMLs and clinical trials in CLBP associated with type 1 or mixed type 1 and type 2 MCs, enrollment will require the existence of radiographic biomarkers, we may require patients to discontinue use of their existing medication before participating in our clinical trials, and we may exclude patients with advanced disease. In addition, for any Phase 3 clinical trial with AXS-02 in CLBP associated with type 1 or mixed type 1 and type 2 MCs, we will exclude women of childbearing potential from our potential patient population. We may also exclude patients who have been treated with opioids or other classes of medications. For our Phase 3 clinical trial with AXS-05 for the treatment of TRD, we are requiring patients to have previously failed one or two antidepressant treatments, which further limits our potential patient population. For our Phase 2/3 clinical trial with AXS-05 for the treatment of agitation associated with AD, we exclude patients who have been treated with certain classes of medications. For our Phase 3 MOMENTUM clinical trial with AXS-07 for the acute treatment of migraine, only patients with a history of inadequate response to prior migraine treatments will be enrolled. These and other entry criteria may make it difficult for us to enroll patients in any of our clinical trials. We may be required by the FDA to modify the entry criteria for our ongoing or planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

AXS-12 received Orphan Drug Designation from the FDA. However, there is no guarantee that we will receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits for any of our other product candidates that may receive Orphan Drug Designation in the future, including periods of exclusivity.

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

In October 2018, the PTAB rendered a decision to institute a post grant review for the ‘245 patent. In January 2019, we responded to the petition to institute a post-grant review. In October 2019, the PTAB entered a final written decision holding that the claims were invalid for lacking novelty and for obviousness. We are currently exploring whether we should request a rehearing or appeal the decision to the United States Court of Appeals for the Federal Circuit.

In February 2019, the PTAB rendered a decision to institute a post-grant review for the ‘999 patent.  In May 2019, we responded to the petition to institute a post-grant review.

In May 2019, the PTAB rendered a decision to institute a post-grant review for the ‘839 patent.  In October 2019, we responded to the petition to institute a post-grant review.

In July 2019, the PTAB rendered a decision to institute a post-grant review for the ‘352 patent.  In October 2019, we responded to the petition to institute a post-grant review.

In July 2019, the PTAB rendered a decision to institute a post-grant review for the ‘774 patent.  In October 2019, we responded to the petition to institute a post-grant review.

In August 2019, the PTAB rendered a decision to institute a post-grant review for the ‘338 patent.  In October 2019, we responded to the petition to institute a post-grant review.

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

As of November 1, 2019, we had only 41 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of November 1, 2019, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 24% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of November 1, 2019, we have outstanding 34,508,626 shares of common stock and 3,517,227 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 26,331,915 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate form, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (3) any action asserting a claim arising pursuant to the DGCL, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents. Further, this choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

AXSOME THERAPEUTICS, INC.

Date: November 7, 2019	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)