Form 10-K
period 2019-12-31
Axsome Therapeutics, Inc.
filed 2020-03-12
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

200 Broadway 3rd Floor New York, New York (Address of principal executive offices)	10038 (Zip Code)

Registrant’s telephone number, including area code:  (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share (Title of Class)	Nasdaq Global Market (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $675.0 million as of June 28, 2019, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 37,075,422 shares of the registrant’s common  stock outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

ITEM 1. BUSINESS.

OVERVIEW

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 3 open-label safety trial in patients with TRD and major depressive disorder, or MDD, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. For AXS-05, we have completed a Phase 2 trial and Phase 3 trial in MDD, which we refer to as the ASCEND study and the GEMINI study, respectively. We plan to file a New Drug Application, or NDA, for AXS-05 for the treatment of MDD based on the ASCEND and GEMINI trials. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in the indication has been completed. AXS-07 is currently in a Phase 3 trial for the acute treatment of migraine, which we refer to as the INTERCEPT study and a Phase 3 open-label safety trial in patients with migraine. For AXS-07, we have completed a Phase 3 trial for the acute treatment of migraine, which we refer to as the MOMENTUM study. We plan to file an NDA for AXS-07 for the acute treatment of migraine based on the MOMENTUM trial. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan, or DM, and utilizes our metabolic inhibition technology. We are developing AXS‑05 initially for the following four indications: MDD, TRD, agitation associated with AD, and as an aid to smoking cessation. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However, standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is an oral, investigational NMDA receptor antagonist with multimodal activity consisting of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted Orphan Drug Designation by the FDA for the treatment of narcolepsy.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor.  We are initially developing esreboxetine for the treatment of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine.

The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, and includes intellectual property which covers these and related product candidates and molecules being developed by us and others.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034 for AXS‑05 and to 2036 for AXS-07, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14.

Our Strategy

Our goal is to efficiently develop and commercialize novel, differentiated therapies for the management of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•

Pursue novel CNS indications with high unmet medical need.  We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are developing our product candidates for indications that have no or few FDA‑approved pharmacological treatments. For example, there currently is no drug approved by the FDA or the EMA for agitation associated with Alzheimer's disease. There are currently only two FDA‑approved drugs for TRD. These conditions are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on novel indications, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies because they address unmet medical needs. Many of these indications have significant patient populations which, when combined with the lack or paucity of approved treatments, should provide us with attractive commercial opportunities.

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

•

Develop products with differentiated profiles.  We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS‑05 and AXS-09 combine several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEICTM technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-07 product candidate. We believe that products with clearly differentiated features will be attractive to patients and their physicians, and will provide us with a competitive commercial advantage.

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

Our current CNS product candidate pipeline is summarized in the table below:

CNS Product Candidates

AXS‑05

Overview

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of dextromethorphan, or DM, and bupropion and utilizes Axsome’s metabolic inhibition technology. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist.

AXS‑05 is potentially applicable to the treatment of a variety of CNS disorders, based on the multiple mechanisms of action. We are developing AXS‑05 initially as a therapeutic for major depressive disorder, or MDD, treatment resistant depression, or TRD, agitation associated with Alzheimer’s disease, or AD, and as an aid to smoking cessation.

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

Bupropion is a well‑characterized antidepressant that is chemically unrelated to tricyclic, tetracyclic, selective serotonin reuptake inhibitor, or other known antidepressant agents. It is an inhibitor of the neuronal uptake of norepinephrine and dopamine, and does not inhibit monoamine oxidase or the reuptake of serotonin. It is the only antidepressant currently available that is capable of selectively inhibiting both dopamine and norepinephrine reuptake. Bupropion was approved in the United States in 1985 and is marketed under the trade name Wellbutrin for the treatment of major depressive disorder, or MDD, and seasonal affective disorder, or SAD, and under the trade name Zyban as an aid to smoking cessation.

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

Indication Overview

MDD is a debilitating, chronic, biologically-based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, and which impairs social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. According to the National Institutes of Health, an estimated 7.1% of U.S. adults, or approximately 17.3 million, experience MDD each year.

Patients diagnosed with MDD are defined as having TRD if they have failed two or more antidepressant therapies. MDD is a serious condition characterized by depressed mood or a loss of interest or pleasure in daily activities consistently for at least a two‑week period, and which impairs social, occupational, educational, or other important functioning. MDD is highly prevalent and difficult to treat. According to the National Institutes of Health, or NIH, an estimated 7.1% of U.S. adults experience MDD each year, and of them 64% had severe impairment associated with their depression. Results of the Sequenced Treatment Alternatives to Relieve Depression, or STAR*D trial, funded by the National Institute of Mental Health, indicate that nearly two‑thirds of diagnosed and treated patients do not experience adequate treatment response with first‑line therapy, and that the majority of these initial failures also fail second‑line treatment. Based on these observations, we estimate that there are approximately 3 million patients with TRD in the United States.

Rationale for the Use of AXS‑05 in Depression

The rationale for the use of AXS-05 in the treatment of depression is based on clinical evidence of antidepressant effects of AXS-05, the mechanisms of action of the DM component of AXS-05, preclinical evidence of antidepressant effects of DM, and the established clinical efficacy of the bupropion component of AXS-05 in MDD.

Mechanistic rationale.    AXS-05 is an NMDA receptor antagonist with multimodal activity. DM’s mechanisms of action encompass those of several currently marketed antidepressant drugs such as esketamine (Spravato), duloxetine (Cymbalta), fluoxetine (Prozac), and fluvoxamine (Luvox). Bupropion inhibits the reuptake of dopamine and is a nicotinic acetylocholine receptor antagonist. The distinct mechanisms of action of DM and bupropion may therefore be complementary. Additionally, we believe that, if successfully developed, the NMDA receptor antagonist properties of DM in AXS‑05 may potentially result in a faster onset of action than currently available antidepressant treatments.

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

Mechanistic rationale.  Mechanisms of action of DM include NMDA receptor antagonism and sigma‑1 receptor agonism. Altered glutamate transmission via NMDA receptors has been suggested to play a role in behavioral changes in dementia, and clinical evidence suggests that NMDA antagonism may reduce agitation and aggression in AD patients. The pharmacologic action of agents used in the treatment of dementia, such as donepezil (Aricept),and behavioral disorders, such as fluvoxamine, include sigma‑1 receptor agonism. Furthermore, the mechanism of NMDA antagonism is a treatment for dementia, such as with memantine (Namenda).

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

Rationale for the Development of AXS‑05 in Smoking Cessation

The rationale for the use of AXS‑05 as an aid to smoking cessation treatment is based on the mechanisms of action of DM and bupropion, nonclinical evidence of the effect of DM in models of nicotine dependence, and the established clinical efficacy of bupropion in the indication. Both bupropion and DM are nicotine receptor antagonists.

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

In April 2019 we announced the positive results of a Phase 2 trial for smoking cessation with AXS-05 that was conducted at Duke University. The results showed that AXS-05 met the prespecified primary endpoint and significantly reduced daily smoking as compared to the active comparator bupropion.

Clinical Development of AXS‑05

We are developing AXS-05 and intend to seek FDA approval for the product utilizing the 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA permits an applicant to file an NDA that relies, in part, on data not developed by or for the applicant and to which the applicant has not received a right of reference, such as the FDA’s findings of safety and efficacy in the approval of a similar drug, or reference listed drug, or published literature, in support of its application. We have completed one Phase 2 trial and one Phase 3 trial of AXS-05 in MDD and three Phase 1 pharmacokinetic clinical trials of AXS-05.

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

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS‑05 in a Phase 2 clinical trial in smoking cessation.

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

In December 2018, we announced that an IDMC had conducted an interim futility analysis for the ADVANCE‑1 study. Based on the results of the analysis, the IDMC recommended continuation of the AXS-05 treatment arm. Additionally, the IDMC recommended no further randomization of subjects to the bupropion treatment arm of the study. The IDMC did not indicate that there were any safety concerns in the study.

In January 2019, we announced that AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression in the ASCEND study.

In March 2019, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of MDD.

In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation.

In May 2019, we announced pivotal status of the ASCEND trial allowing for expedited development  of AXS-05 for the treatment of MDD based on the outcome of an FDA Breakthrough Therapy meeting.

In June 2019, we initiated the GEMINI study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled trial of AXS-05 in the treatment of MDD.

In July 2019, we announced that we initiated an open-label study in order to build a patient safety database to support the filing of an NDA for AXS-05 for the treatment of MDD.

In December 2019, we announced that AXS-05 achieved the primary endpoint and rapidly and significantly improved symptoms of depression in the GEMINI study.

Completed GEMINI Study

We have completed the GEMINI Phase 3 study, a randomized, double-blind, placebo-controlled, multi-center, U.S. trial, in which 327 adult patients with confirmed moderate to severe MDD were randomized to treatment with either AXS-05 (45 mg dextromethorphan/ 105 mg bupropion modulated delivery tablet) or placebo once daily for the first 3 days and twice daily thereafter for a total of 6 weeks.

AXS-05 met the primary endpoint by demonstrating a highly statistically significant reduction in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score compared to placebo at Week 6, with mean reductions from baseline of 16.6 points for AXS-05 and 11.9 points for placebo (p=0.002). AXS-05 rapidly and durably improved depressive symptoms as compared to placebo with statistical significance on the MADRS total score demonstrated at Week 1, the earliest time point assessed, and at all time points thereafter. Rates of remission from depression (defined as MADRS ≤10) were statistically significantly greater for AXS-05 compared to placebo at Week 2 (p=0.013) and at every time point thereafter, being achieved by 39.5% of AXS-05 patients compared to 17.3% of placebo patients at Week 6 (p<0.001).

AXS-05 demonstrated rapid onset of action with statistically significant improvement as compared to placebo on numerous endpoints at Week 1, or only 4 days after receiving the target dose of AXS-05. Statistically significant improvements at Week 1 were observed for MADRS total score (key secondary endpoint, p=0.007); Patient Global Impression-Improvement, or PGI-I, (p=0.008); Clinical Global Impression-Severity, or CGI-S, (p=0.013); Clinical Global Impression-Improvement, or CGI-I, (p=0.035); Quick Inventory of Depressive Symptomatology-Self-Rated, or QIDS-SR-16, (p=0.016); Quality of Life Enjoyment and Satisfaction Questionnaire-Short Form, or Q-LES-Q-SF, (p=0.031); and other endpoints.

On all secondary endpoints including the following, AXS-05 demonstrated statistically significant improvement at Week 6 compared to placebo, reflecting increasing treatment effects over time: clinical response on the MADRS total score (defined as ≥50%) (p<0.001); PGI-I (p=0.007); CGI-S (p=0.002); CGI-I (p=0.016); QIDS-SR-16 (p=0.001); Sheehan Disability Scale (SDS) (p=0.002); and Q-LES-Q-SF (p=0.011).

AXS-05 was well tolerated in the trial. The most commonly reported adverse events in the AXS-05 arm were dizziness, nausea, headache, diarrhea, somnolence, and dry mouth. There was one serious adverse event in the AXS-05 arm which was deemed by the investigator not to be study-drug related. The rates of discontinuation due to adverse events were low in both treatment groups (6.2% for AXS-05 and 0.6% for placebo). Treatment with AXS-05 was not associated with psychotomimetic effects or weight gain.

Depressive symptom change with AXS-05 in patients with MDD in the GEMINI Phase 3 trial

Completed ASCEND Study

We have completed the ASCEND Phase 2 study, a randomized, double-blind, active-controlled, multi-center, U.S. trial, in which 80 adult patients with confirmed moderate to severe MDD were treated either with AXS-05 (45 mg dextromethorphan/105 mg bupropion modulated delivery tablet), or the active comparator bupropion (105 mg), twice daily for 6 weeks.

AXS-05 met the prespecified primary endpoint by demonstrating a highly statistically significant reduction in the MADRS total score, averaged over the 6-week treatment period, the overall treatment effect, as compared to bupropion (p<0.001). At Week 6, AXS-05 demonstrated a 17.2 point reduction in the MADRS total score compared to a 12.1 point reduction for bupropion (p=0.013). AXS-05 rapidly reduced depressive symptoms, demonstrating a statistically significant improvement over bupropion on the CGI-I at Week 1 (p=0.045). Starting at Week 1, or only four days after receiving the target dose, AXS-05 achieved numerical superiority over bupropion on the MADRS total score, with statistical significance achieved at Week 2 and maintained at all time points thereafter. At Week 6, 47% of patients who received AXS-05 achieved remission, prospectively defined as a score of 10 or less on the MADRS, compared with 16% of patients who received bupropion (p=0.004).

AXS-05 was superior to bupropion on multiple prespecified secondary endpoints, with statistically significant effects demonstrated on most, including the following: MADRS-6 (p=0.007 at Week 6); percentage of responders on MADRS-6, response defined as ≥ 50% reduction from baseline, (p=0.014 at Week 6); CGI-I (p=0.045 at Week 1, and 0.051 at Week 6); CGI-S (p=0.038 at Week 6); percentage of patients achieving remission on MADRS, remission defined as MADRS ≤ 10, (p=0.004 at Week 6). Additionally, the treatment effect observed with bupropion in the study was consistent with that observed in prior published trials.

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

AXS‑07

Overview

AXS‑07 is novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine. AXS-07 consists of MoSEIC™ meloxicam and rizatriptan. We are developing AXS-07 for the acute treatment of migraine. Meloxicam is a new molecular entity for migraine enabled by Axsome’s MoSEIC technology, which results in rapid absorption of meloxicam while maintaining a long plasma half-life. Rizatriptan is FDA approved for the acute treatment of migraine as a single agent. The distinct mechanism of action and rapid absorption of MoSEIC™ meloxicam, combined with the known efficacy of rizatriptan, is designed to provide potentially rapid, superior and consistent relief of migraine pain, with lower symptom recurrence, as compared to currently available therapies.

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

Rationale for the Development of AXS‑07 in Migraine

The rationale for the development of AXS-07 in the treatment of migraine is based on clinical evidence of improvements in migraine pain and most bothersome symptom as well as the mechanisms of action of both components of AXS-07. By combining rizatriptan with MoSEIC™ meloxicam, AXS-07 may overcome some the limitations of current acute treatments which include incomplete pain relief, suboptimal onset of action, and recurrence of symptoms.

Mechanistic rationale.   The meloxicam component of AXS-07 is a COX-2 preferential NSAID that inhibits the synthesis of prostaglandins, may reduce meningeal inflammation and inhibit central sensitization resulting from the activation of glial cells in the brain stem. Meloxicam is a new molecular entity for migraine and is not currently approved for this indication. Axsome’s MoSEIC™ technology enables meloxicam’s use in this indication by potentially significantly increasing the speed of its absorption after oral administration. In addition, MoSEIC™ meloxicam maintains an approximately 20-hour half-life, which may provide more sustained efficacy with less recurrence of symptoms as compared to current treatments. Less recurrence would be expected to result in reduced use of rescue or repeat medication. The rizatriptan component of AXS-07 is a 5-HT1B/D agonist that inhibits CGRP–mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is currently approved as a single agent for the acute treatment of migraine.

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

In May 2019, we announced the acceleration of the timeline for reporting topline results from the MOMENTUM study.

In July 2019, we announced that we are enrolling an open-label study in order to build safety databases of patients to support the filing of a New Drug Application, or NDA for AXS-07 in the acute treatment of migraine.

In September 2019, we announced positive results from a Phase 1 pharmacokinetic trial of AXS-07.

In October 2019, we initiated the INTERCEPT study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled trial evaluating the early treatment of migraine with AXS-07.

In October 2019, we announced the results of the MINDSET physician survey, which affirms the unmet need and favorable profile of AXS-07 in the acute treatment of migraine.

In December 2019, we announced that AXS-07 achieved co-primary and key secondary endpoints and significantly improved migraine pain, freedom from most bother symptom, and sustained pain freedom, in the MOMENTUM study.

Completed MOMENTUM Study

MOMENTUM was a randomized, double-blind, placebo- and active-controlled trial which enrolled only patients with a history of inadequate response to prior acute migraine treatments, assessed using the Migraine Treatment Optimization Questionnaire, or mTOQ-4. A total of 1,594 patients were randomized in a 2:2:2:1 ratio to AXS-07 (20 mg MoSEIC™ meloxicam/10 mg rizatriptan), rizatriptan (10 mg), MoSEIC™ meloxicam (20 mg), or placebo, to treat a single migraine attack of moderate or severe intensity. In addition to a history of inadequate response, enrolled patients exhibited a high rate of characteristics that are strongly associated with poor treatment outcomes including cutaneous allodynia (75.4%), severe migraine pain intensity (41.2%), obesity (43.7%), and morning migraine (36.6%). The study was conducted pursuant to an FDA Special Protocol Assessment, or SPA. Rizatriptan, an active comparator in the trial, is considered to be the fastest acting oral triptan and one of the most effective medications currently available for the acute treatment of migraine.

AXS-07 met the two regulatory co-primary endpoints by demonstrating, with high statistical significance, a greater percentage of patients as compared to placebo achieving pain freedom (19.9% versus 6.7%, p<0.001) and absence of most bothersome symptom (36.9% versus 24.4%, p=0.002), 2 hours after dosing. Superiority of AXS-07 to rizatriptan and MoSEIC™ meloxicam (component contribution) was established as specified in the SPA, by demonstration of a greater percentage of AXS-07 patients achieving sustained pain freedom from 2 to 24 hours after dosing, compared to rizatriptan and MoSEIC™ meloxicam, as well as to placebo (16.1%, 11.2%, 8.8% and 5.3%, respectively; p=0.038, p=0.001, and p<0.001, respectively versus AXS-07).

AXS-07 provided substantially greater and more sustained migraine pain relief compared to placebo and rizatriptan, which translated to a significant reduction in rescue medication use for AXS-07 compared to placebo and rizatriptan. The percentage of patients experiencing sustained pain relief from 2 to 24 hours after dosing was 53.3% for AXS-07, compared to 33.5% for placebo and 43.9% for rizatriptan (p<0.001, p=0.006, respectively versus AXS-07). Sustained pain relief from 2 to 48 hours was also experienced by a statistically significantly greater proportion of AXS-07 patients (46.5%), compared to placebo (31.1%) and rizatriptan (36.5%) patients (p<0.001, p=0.003, respectively versus AXS-07). Rescue medication was used by 23.0% of AXS-07 patients, compared to 43.5% of placebo and 34.7% of rizatriptan patients (p<0.001 for each group versus AXS-07).

AXS-07 provided rapid relief of migraine pain with the percentage of patients achieving pain relief with AXS-07 being numerically greater than with rizatriptan at every time point measured starting at 15 minutes, and statistically significantly greater than with rizatriptan by 60 minutes (p=0.04). The proportions of patients experiencing pain relief 1.5 hours after dosing were 60.5% for AXS-07 compared to 52.5% for rizatriptan and 48.3% for placebo (p=0.019, p=0.004, respectively versus AXS-07). AXS-07 was statistically significantly superior to rizatriptan on several other secondary endpoints including PGI-C (p=0.022), and return to normal functioning at 24 hours (p=0.027).

AXS-07 was safe and well tolerated in the trial. The most commonly reported adverse events with AXS-07 were nausea, dizziness and somnolence, none of which occurred at a rate greater than placebo or greater than 3%. There was one serious adverse event in the AXS-07 arm which was deemed by the investigator not to be related to study drug.

The MOMENTUM study was conducted pursuant to an SPA with the FDA. The SPA provides agreement that the overall MOMENTUM trial design (e.g., entry criteria, dose selection, endpoints) and planned analysis adequately address objectives that, if met, will support filing of an NDA of AXS-07 for the indication of acute treatment of migraine in adults with or without aura.

Results of AXS-07 MOMENTUM Phase 3 Trial for the treatment of acute migraine

Sustained Pain Freedom 2-24hrs

Key Secondary

P<0.001
P=0.001
P=0.038
20%
16%
12%
8%
4%
0%
Percentage of Subjects
5.3%
6.8%
11.2%
16.1%
Placebo
MoSEIC Meloxicam
Rizatriptan
AXS-07

Sustained Pain Relief 2-24hrs

P<0.001
P=0.001
P=0.006
60%
50%
40%
30%
20%
10%
0%
33.5%
42.0%
43.9%
53.3%
Placebo
MoSEIC Meloxicam
Rizatriptan
AXS-07

Co-Primary Endpoints	**AXS-07** (n=428)	**Placebo** (n=209)	**Difference**	***P*-Value**
Endpoint 1: *Pain Freedom 2 Hours after Dose, %*	19.9%	6.7%	-13.2%	<0.001
Endpoint 2: *Absence of Most Bothersome Symptom 2 Hours after Dose, %*	36.9%	24.4%	-12.5%	0.002

Ongoing INTERCEPT Study

In October 2019, we initiated the INTERCEPT study, a Phase 3, randomized, double-blind, placebo-controlled trial evaluating the early treatment of migraine with AXS-07. Patients are randomly assigned in a 1:1 ratio to receive AXS-07 or placebo in a double-blind fashion. Patients are to administer AXS-07 at the earliest sign of migraine pain. The two co-primary endpoints of the trial are the proportion of patients who are free from headache pain two hours after dosing, and the proportion of patients who no longer suffer from their most bothersome migraine-associated symptom (nausea, photophobia, or phonophobia) two hours after dosing. The trial will randomize a total of approximately 300 patients.

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

Rationale for the Development of AXS‑12 in Narcolepsy

The rationale for the development of AXS-12 in narcolepsy is supported by positive pre-clinical and clinical results in narcolepsy, and an extensive clinical safety record. Reboxetine has an extensive safety record in Europe and in over 40 countries where it is approved for the treatment of depression. Depression is reported in up to 57% of narcolepsy patients.

Mechanistic rationale. Animal models have demonstrated that adrenergic neurotransmission play an important role in cataplexy. Compounds acting on noradrenergic transmission strongly suppressed canine cataplexy at low doses. In contrast, serotonergic uptake blockers were only partially active against cataplexy at high doses, and dopaminergic agents were inactive. AXS-12 is a potent norepinephrine reuptake inhibitor. In a murine model of narcolepsy, reboxetine dose-dependently reduced the number of narcoleptic episodes in orexin-deficient mice (p<0.0001). Reboxetine also significantly reduced the total duration of time spent in narcoleptic episodes (p<0.0001). A comparison with the serotonin reuptake inhibitor escitalopram in this same model revealed a median effective dose (ED50) for reboxetine (0.012 mg/kg) that was markedly lower than for escitalopram (0.44 mg/kg), suggesting that selective inhibition of norepinephrine reuptake may be more potent in treating cataplexy than selective inhibition of serotonin reuptake. Currently approved pharmacological treatments for cataplexy and excessive daytime sleepiness, or, EDS have mechanisms which include inhibition of norepinephrine reuptake.

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

In December 2019, we announced that AXS-12 met the prespecified primary endpoint and significantly reduced the total number of cataplexy attacks in the CONCERT Phase 2 trial.

In January 2020, we entered into an exclusive license agreement with Pfizer Inc. for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12.

Completed CONCERT Study

CONCERT was a Phase 2, randomized, double-blind, placebo-controlled, crossover, multicenter, U.S. trial in which 21 patients with a diagnosis of narcolepsy with cataplexy were all treated with orally administered AXS-12 for 2 weeks, and with placebo for 2 weeks, with the treatment periods separated by 1 week of down-titration and washout.

AXS-12 met the prespecified primary endpoint by demonstrating a highly statistically significant reduction from baseline in the mean weekly number of cataplexy attacks, averaged for the 2-week treatment period, the overall treatment effect, as compared to placebo (p<0.001). At Week 2, AXS-12 demonstrated a mean reduction of 14.6 cataplexy attacks per week compared to a reduction of 2.6 attacks per week for placebo (p=0.002), representing mean reductions of 48.8% and 8.6% from baseline, respectively. The proportion of patients achieving a 50% or greater reduction in the weekly number of cataplexy attacks was 76.2% for AXS-12, compared to 30.0% for placebo (p=0.003) at Week 2. The improvement in cataplexy was rapid with AXS-12 demonstrating significant benefit over placebo as early as Week 1 (p<0.001).

AXS-12 significantly improved EDS symptoms compared to placebo, as measured by the Epworth Sleepiness Scale, or ESS, and by the frequency of inadvertent naps. The improvement on the ESS with AXS-12 treatment was twice that observed with placebo, with reductions from baseline in the ESS score of 6.0 and 3.1, respectively for AXS-12 and placebo (p=0.003). AXS-12 treatment resulted in a 31.8% mean reduction from baseline in the average weekly number of inadvertent naps versus a 5.3% mean reduction for placebo (p<0.001) at Week 2. The improvement in frequency of inadvertent naps was rapid with AXS-12 demonstrating significant benefit over placebo as early as Week 1 (p=0.038).

AXS-12 significantly improved cognitive function compared to placebo over the 2-week treatment period as measured by the Ability to Concentrate item of the Narcolepsy Symptom Assessment Questionnaire (NSAQ), which was assessed daily (p<0.001). For this assessment, patients rated their ability to concentrate on a 5-point scale (1=very good to 5=very poor). At the end of treatment, 42.9% of patients had an ability to concentrate that was “good” to “very good” with AXS-12 treatment, compared to 25.0% of patients with placebo, and 0% of patients at baseline. The improvement in the ability to concentrate was rapid with AXS-12 demonstrating significant improvement over placebo as early as Week 1 (p=0.007).

AXS-12 significantly improved sleep quality, as measured by overall improvement and by number of awakenings at night, and reduced sleep-related symptoms, as compared to placebo. AXS-12 treatment resulted in 45.0% of patients reporting improved sleep quality versus 5.3% of patients with placebo (p=0.007). AXS-12 treatment resulted in 30.0% of patients reporting a reduction in the number of awakenings at night versus 5.3% of patients with placebo (p=0.044). AXS-12 treatment also resulted in greater proportions of patients with reductions in sleep paralysis episodes, and in hypnagogic hallucinations, as compared to placebo (p=ns).

AXS-12 was safe and well tolerated. There were no serious adverse events reported in the trial, and no discontinuations due to adverse events. The overall percentage of patients experiencing adverse events was 42.9% with AXS-12 and 40.0% with placebo, with the most commonly reported adverse events with AXS-12 treatment being anxiety, constipation, and insomnia. The completion rate was 91% for patients randomized to treatment sequence 1 (AXS-12 followed by placebo) and 100% for those randomized to sequence 2 (placebo followed by AXS-12).

AXS-14

Overview

AXS-14, esreboxetine, is a highly selective and potent norepinephrine reuptake inhibitor for the treatment of fibromyalgia and other conditions. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine.

Fibromyalgia

Indication Overview

Fibromyalgia is a chronic disorder often characterized by widespread pain, fatigue, disturbed sleep, depression, and cognitive impairment. Other symptoms of this disorder can include tingling in the hands and feet and headaches. Fibromyalgia is considered to be mediated mainly in the central nervous system. Approximately 5 million Americans, 90% of whom are women, are estimated to suffer from fibromyalgia. Treatment options for fibromyalgia are limited with only three pharmacologic treatments currently approved by the FDA.

Rationale for the Development of AXS‑14 in Fibromyalgia

The rationale for the development of AXS-14 in the treatment of fibromyalgia is based on the mechanism of action of esreboxetine in fibromyalgia and is supported by clinical efficacy and safety results.

Mechanistic rationale. Esreboxetine is the S,S-enantiomer of racemic reboxetine, the S,S- enantiomer is more potent and selective than racemic reboxetine. In the spinal cord, inhibition of norepinephrine reuptake enhances descending norepinephrine transmission to the spinal cord, which produces analgesic effects. Thus, selective norepinephrine reuptake inhibition by esreboxetine is expected to provide effective pain relief for the treatment of chronic pain. Current pharmacological treatments for fibromyalgia have mechanisms which include norepinephrine reuptake inhibition, such as duloxetine (Cymbalta) and milnacipran (Savella).

Clinical Development of AXS‑14

In January 2020, Axsome received from Pfizer an exclusive license to develop and commercialize esreboxetine in the U.S. for fibromyalgia and all other indications. The license encompasses nonclinical and clinical data for esreboxetine including results from a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia conducted by Pfizer.

In a Phase 3 trial conducted by Pfizer in 1,122 patients with fibromyalgia treated with esreboxetine or placebo for 14 weeks, the study met the two primary endpoints demonstrating statistically significant improvements compared to placebo in the weekly mean pain score (p<0.001, p<0.001, and p=0.025, for 4 mg, 8 mg and 10 mg daily doses, respectively), and the Fibromyalgia Impact Questionnaire, or FIQ, total score (p<0.001, p<0.001, and p=0.023, for 4 mg, 8 mg and 10 mg doses, respectively). Esreboxetine also resulted in statistically significant improvements as compared to placebo on the PGI-C scale (p=0.002, p=0.001, and p=0.007, for 4 mg, 8 mg and 10 mg doses, respectively), and in fatigue as measured using the Global Fatigue Index (p=0.001 and p=0.001, for 4 mg and 8 mg daily doses, respectively).

In a Phase 2 trial conducted by Pfizer in 267 patients with fibromyalgia treated with esreboxetine (dose escalated to 8 mg/day) or placebo for 8 weeks, esreboxetine met its primary endpoint demonstrating statistically significant improvements compared to placebo in the weekly mean pain score (p=0.006). The study also demonstrated statistically significant improvements in additional efficacy outcomes including the FIQ total score (p<0.001), the PGIC scale (p<0.001), and fatigue as measured using the Multidimensional Assessment of Fatigue scale (p<0.001).

Axsome PPC Product Candidates

Axsome PPC houses our pain and primary care assets, including AXS-02 and AXS-06, which we are not currently developing. AXS‑02 (zoledronic acid) is a novel, targeted investigational pain therapeutic. It is an orally administered, non‑opioid agent with a new mechanism of action for the treatment of pain. AXS‑06 is a novel, oral, investigational medicine consisting of MoSEIC™ meloxicam and esomeprazole.

Commercial Agreements

We have customary clinical supply agreements and customary agreements with clinical research organizations to help manage our clinical trials. Each of our commercial agreements are non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supply or request services to be performed.

Material License Agreements

Exclusive License Agreements with Antecip

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

Exclusive License Agreement with Pfizer

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. we will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and seeking and maintaining regulatory approvals for the compounds and products The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement.

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

As of March 6, 2020, our intellectual property portfolio contains 192 issued patents and more than 165 pending applications in the United States and worldwide. Thirty-one issued United States patents and three issued foreign patents covering our AXS‑05 product candidate have claims covering pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034 for our issued and pending applications. Ninety-nine issued United States patents and 51 issued foreign patents covering our AXS‑02 product candidate, and related compounds, have claims covering various aspects, including method of delivery, pharmacokinetics, composition of matter, and methods of use with protection extending through 2034 for both our issued patents and pending applications. Six issued United States patents and two issued foreign patents covering our AXS‑07 and AXS-06 product candidates, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery and methods of use with protection extending through 2036 for both our issued patents and pending applications. We have pending PCT applications, as well as pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑02, AXS‑04, and AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by us.

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

Sales and Marketing

We intend to build a commercial infrastructure in the United States in advance of anticipated drug approval of our product candidates. We believe that we can cost effectively implement a targeted sales force required to commercialize our products, if approved, in the United States. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include Value and Access inclusive of focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We may seek co promotion partners for our sales efforts to achieve broader reach or call frequency with other United States target physicians. We believe that there are significant market opportunities for our products outside of the United States. As a result, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products outside the United States. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval.

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

CNS Product Candidates

AXS‑05 Competition

Patients with MDD are typically treated with a variety of anti-depressant medications such as SSRIs and SNRIs. Some of these treatments include: Prozac, which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Effexor, which is marketed by Pfizer, Inc. and Wellbutrin, which is marketed by GlaxoSmithKline. There are two medications approved for the treatment of TRD, Symbyax, which is marketed by Eli Lilly and Company, and Spravato, which is marketed by Janssen Pharmaceuticals, Inc. We are aware of several companies developing compounds for the treatment of depression including Relmada Therapeutics, Inc., Sage Therapeutics, Inc. and Minerva Neurosciences. We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc., Treximet, which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company Nurtec, which is marketed by Biohaven Pharmaceuticals, and Ubrelvy, which is marketed by Allergan plc.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include Ritalin, which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva Pharmaceutical Industries Ltd, Xyrem and Sunosi, which are both marketed by Jazz Pharmaceuticals plc; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc; and Jazz Pharmaceuticals plc.

AXS-14 Competition

Products approved to treat fibromyalgia include Cymbalta, which is marketed by Eli Lilly and Company; Lyrica, which is marketed by Pfizer, Inc.; and Savella, which is marketed by Allergan plc. We are aware of other companies working to develop therapeutics for the treatment of fibromyalgia including Astellas Pharma, Inc.; Aptinyx Inc.; Innovative Med Concepts, Inc.; Teva Pharmaceutical Industries Ltd; and Tonix Pharmaceutical Holding Corp.

Manufacturing

Manufacturing of the drug substance and drug product for our drugs and product candidates are done by third-parties and must comply with FDA current good manufacturing practice, or cGMP, regulations. Our product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, for each clinical site or centrally, before each trial may be initiated;
•

adequate and well‑controlled human clinical trials to establish the safety and efficacy of the proposed drug candidates for its intended use, performed in accordance with current Good Clinical Practices, or GCP;

•	development of manufacturing processes in compliance with current Good Manufacturing Practices (cGMPs) to ensure the drug’s identity, strength, quality, and purity;
•	compilation of required information and submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

•	FDA review and approval of the NDA to permit commercial marketing for particular indications for use.

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

•

Phase 1—Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure‑activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

•

Phase 2—Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

•

Phase 3—These adequate and well‑controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval.

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

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacturing, and control (CMC) information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under the Prescription Drug User Fee Act, or PDUFA. User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

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

Once the FDA receives an application, it will determine within 60 days whether the NDA as filed is sufficiently complete to permit a substantive review (with this decision often referred to as the NDA being “accepted for filing.”). The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review of the NDA.

The FDA has agreed to a set of performance goals and procedures under PDUFA to review 90% of all applications within ten months from the 60 day filing date for its initial review of a standard NDA for a New Molecular Entity, or NME. For non NME standard applications, the FDA has set the goal of completing its review of 90% of all applications within ten months from the submission receipt date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may also be extended if the FDA requests, or the NDA sponsor otherwise provides, substantial additional information or clarification regarding the submission.

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

The approval process is lengthy and difficult, and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA and may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval in its current form and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months (from receipt) for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), CDER’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

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

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA is an application for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. Limited changes must be pre‑approved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include preclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and, under state substitution laws, may be substituted at the pharmacy for the reference listed drug.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to identify to the FDA patents that contain claims that are directed to the applicant’s product and/or method(s) of use. Upon approval of an NDA, each of the identified patents is then listed in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book.

An applicant who files an ANDA seeking approval of a generic version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) in the applicant’s opinion and to the best of its knowledge, the patent is invalid, unenforceable, or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application approval will not be made effective until all of the listed patents claiming the referenced product have expired.

If the competitor has provided a paragraph IV certification to the FDA, the competitor must also send notice of the paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner within 20 days after the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a paragraph IV certification notice prevents the FDA from making the approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the automatic 30‑month stay.

In practice, where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owners often take action to trigger the automatic 30‑month stay, resulting in patent litigation that may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) application could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

Regulatory Exclusivity

Regulatory exclusivity provisions under the FDCA can also delay the submission or the approval effective date of certain applications. A  regulatory exclusivity can provide the holder of an approved NDA protection from new competition in the marketplace for the innovation represented by its approved drug. Five years of exclusivity are available for New Chemical Entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the NCE exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA application by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a paragraph IV certification is filed.

Three years of exclusivity are available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations, other than bioavailability studies, conducted by the sponsor that were essential to approval of the application. Changes in an approved drug product that affect its active ingredient(s), strength, dosage form, route of administration or conditions of use may be granted this exclusivity if a new clinical investigation (NCI) was essential to approval of the application containing those changes. During the NCI exclusivity period,  FDA may not approve an ANDA or 505(b)(2) NDA by another company for the condition of the new drug’s approval. NCE and NCI exclusivities will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to,  all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is a regulatory exclusivity in the United States that provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity periods described above as well as applicable patent terms. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot make an ANDA or 505(b)(2) application approval effective as a result of regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from United States sales. If a product receives FDA approval for the indication for which it has orphan designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and application user‑fee waivers.

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

In addition, if an applicant obtains “rolling review” the FDA may accept and initiate review of sections of an NDA before the application submission is complete, although it is not guaranteed that FDA will commence review before the application submission is complete, and the timing of the review depends on a number of factors including availability of review personnel at the FDA, and competing agency priorities among other things. The applicant must provide and the FDA must agree to a schedule for the remaining information after the initial section of the NDA.

In some cases, a Fast Track product may be eligible for Accelerated Approval or Priority Review.

The FDA may give a Priority Review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A Priority Review designation means that the goal for the FDA is to review an application within six months of receipt, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a Priority Review.

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

Post‑approval Requirements

Any product manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, as well as other federal and state agencies, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, drug shortage reporting, and other periodic reporting; drug supply chain security surveillance and tracking requirements; product sampling and distribution; advertising; marketing; promotion; certain electronic records and signatures; licensure in certain states for the manufacturing and distribution of drug products; and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the DOJ has consistently asserted in FCA briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.”

The Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years through 2023, and subject companies will need to continue their implementation efforts. Many states still have in place licensure and other requirements for manufacturers and distributors of drug products. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post‑market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties including fines and imprisonment, and may result in adverse publicity, among other adverse consequences.

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, and other activities following product approval, will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS the Office of Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA, the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act, or ACA, of 2010, as amended, modified the intent requirement under the Anti Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA further amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a  violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act.  Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties.  Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

The government has asserted False Claims Act liability against manufacturers by alleging that improper arrangements with ordering physicians caused them or another provider to file false claims in violation of the False Claims Act or that manufacturers’ support of patient assistance programs improperly induced beneficiaries to choose their products in violation of the Anti-Kickback Statute. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, patient assistance programs, and other business arrangements. Medicare Advantage and Medicaid managed care plan regulations prohibit certain forms of marketing to enrollees that are designed to discriminate against beneficiaries on the basis of their health conditions or history. These regulations may require regulatory review of marketing materials, and coordination with health plan or governmental regulators. Additionally, the federal government has pursued electronic health record (EHR) vendors and pharmaceutical manufacturers for remunerative relationships involving the EHR platform’s recommendation of particular drugs and “prompting” technology to increase prescribing of particular drugs.

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

The federal civil False Claims Act, or FCA, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act; however, a November 2017 Department of Justice memorandum now prohibits the use of subregulatory guidance documents to impose new or more stringent requirements on entities outside the Executive Branch of the federal government. Because the Department has experienced recent administration changes, it is unclear whether the new Attorney General will continue this policy. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, civil False Claims Act liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, or overpayments caused by understated rebate amounts. False Claims Act enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Similarly, the criminal healthcare fraud statutes impose criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payors, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment form healthcare benefits, items, or services. These statutes are not limited to items and services reimbursed by a governmental health care program and have been used to prosecute commercial insurance fraud as well.

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

The exclusion statute requires the exclusion of entities and individuals who have been convicted of federal-program related crimes or health care felony fraud or controlled substance charges. The statute also permits the exclusion of those that have been convicted of any form of fraud, the anti-kickback statute, for obstructing an investigation or audit, misdemeanor controlled substance charges, those whose health care license has been revoked or suspended, and those who have filed claims for excessive charges or unnecessary services. If a company were to be excluded, its products would be ineligible for reimbursement from any federal programs, including Medicare and Medicaid, and no other entity participating in those programs would be permitted to enter into contracts with the company. Further, employment or contracting with an individual or entity that has been excluded from participation in federal healthcare programs could serve as a basis to invalidate claims for items or services submitted by that entity and to exclude that entity from participation in such programs as well. In order to preserve access to beneficial drugs, the government may elect to exclude officers and key employees of manufacturers, rather than excluding the organization. Such enforcement actions would prohibit the Company from engaging those individuals, which could adversely affect operations, and could result in significant reputational harm.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and resulting potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program, and report the ceiling price to HRSA within Department of Health and Human Services. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

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

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its respective implementing regulations, extended certain requirements relating to the privacy, security, and transmission of individually identifiable health information directly to business associates of HIPAA-covered entities. A business associate is defined as a person or organization, other than a member of a covered entity’s workforce, that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. We are not a covered entity under HIPAA but in certain limited situations, we may be considered a business associate. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law.

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, was made effective January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and it remains unclear what language the final Attorney General regulations will contain or how the statute and the regulations will be interpreted.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between pharmaceutical companies and providers and patients, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business, even if investigators ultimately find that no violation has occurred.

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

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and third‑party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Governmental and private payors may also establish certain access restrictions, such as prior approvals or evidence of failure on existing medications or therapies. These restrictions and limitations influence the purchase of healthcare services and products. Third‑party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third‑party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third‑party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third‑party payors.

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

Pharmacy benefit managers, or PBM, rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

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

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established a prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

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

The cost of pharmaceuticals continues to generate substantial governmental and third party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Recent U.S. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The U.S. Congress and the Trump Administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of PBMs in the supply chain. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. If drug pricing reform is not meaningfully addressed before the 2020 election, policies to be pursued in the future may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

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

Since January 2017, Congress and the Trump Administration have been engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 (TCJA) rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. In addition, the Trump Administration announced that it will continue to administer the law until a formal decision is made by the U.S. Supreme Court. The Supreme Court recently announced that it will hear a challenge in Texas v. United States, though arguments have not yet been set. It is likely that the case will be scheduled for arguments early in the next term that starts in October 2020. Apart from Texas v. United States, ACA litigation continues across the country in district and appellate courts, and before the Supreme Court. The Supreme Court will issue at least two ACA-related decisions before the end of its current term: one on the risk corridors program (Maine Community Health Options v. United States) and the other on religious or moral exemptions to the contraceptive mandate (Trump v. Pennsylvania and Little Sisters of the Poor v. Pennsylvania). Both decisions are expected before July 2020. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.

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

Authorization Procedures

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure.  Using the decentralized procedure, an applicant may apply in more than one European Union country, although the applicant must nominate one reference European Union Member State, for simultaneous authorization of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure. Failing agreement, there is a procedure for resolving disagreements between member states and ultimately an arbitration procedure before the CHMP.

•

Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, referred to as the reference member state, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other nominated European Union countries, referred to as the concerned member states, in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization. The procedure for disagreements described above similarly applies.

•	National procedures. Purely national procedures continue to be possible but are strictly limited to where the product is to be authorized in one member state only.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $53.6 million, $23.5 million, and $20.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-09, AXS-12, AXS-14, AXS-02, and AXS-06.

Employees

As of March 6, 2020, we had 45 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in Delaware in January 2012. Our offices are located at 200 Broadway, 3rd Floor, New York, New York 10038, and our telephone number is (212) 332-3241.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the "JOBS Act". We will remain an “emerging growth company”  until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2020); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

As such, we anticipate that we will no longer be an emerging growth company as of December 31, 2020.

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

We are a clinical stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates AXS-02, AXS-05, AXS-06, AXS-07, AXS-09, and AXS-12, which we refer to herein as our product candidates, with the goal of achieving regulatory approval. Since inception, we have incurred significant operating losses. Our net losses were $68.3 million and $31.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $175.9 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial and increasing expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trial with AXS‑05 for the treatment of depression;
•	conduct our open-label safety extension trial for AXS-05;
•	conduct our Phase 3 clinical trials with AXS‑05 for the treatment of agitation associated with Alzheimer’s disease, or AD agitation;
•	conduct our Phase 3 clinical trial with AXS-07 for the acute treatment of migraine;
•	conduct our open-label safety extension trial for AXS-07;
•	conduct our planned Phase 3 clinical trial with AXS‑12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates, is, and will be, a very time‑consuming, expensive, and uncertain process that takes years to complete. We may need to raise additional capital to:

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

We believe our current cash will be sufficient to fund our anticipated operating cash requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

Additionally, we may be required to repay the outstanding indebtedness under the 2019 Term Loan if an event of default occurs under the 2019 Term Loan. Under the 2019 Term Loan, an event of default will occur if, among other things, we fail to make payments under the 2019 Term Loan; we breach any of our covenants under the 2019 Term Loan, subject to specified cure periods with respect to certain breaches; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit SVB to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. While our current cash reserves are sufficient to repay such indebtedness if an event of default were to occur in the near term, we may in the future not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. SVB could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. Our management has broad discretion in the application of the proceeds from the 2019 Term Loan, subject to the covenants and limitations described in the 2019 Term Loan.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We initiated our Phase 3 clinical trial with AXS-05 for the treatment of TRD in March 2016, our Phase 2/3 trial with AXS-05 for the treatment of agitation associated with AD in July 2017, and our second Phase 3 trial with AXS-07 for treatment of acute migraine in October 2019. We began enrolling patients in two open-label safety studies for (i) AXS-05 in the treatment of depression and (ii) AXS-07 in the acute treatment of migraine in July 2019. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Moreover, we have only completed limited early stage studies with our product candidates to date. For AXS-05, we completed three Phase 1 pharmacokinetic studies and one Phase 2 trial in MDD. For AXS-07, we have only conducted one Phase 1 clinical trial. For AXS-09, we have only completed one Phase 1 clinical trial. Finally, for AXS-12, we completed a Phase 2 study. For AXS-02, we have only completed one Phase 1 clinical trial. Furthermore, we have only conducted one Phase 1 pharmacokinetic study for our product candidate AXS-06 and additional manufacturing work is required before we may submit an investigational new drug application, or IND, and begin late-stage clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS‑05 for the treatment of depression, agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine and AXS‑12 for the treatment of narcolepsy. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS‑02 and AXS‑05, as well as AXS‑04, a product candidate that is currently in early‑stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Under the Hatch‑Waxman Act, the holder of patents listed in the Orange Book for NDAs that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent or NDA owner’s receipt of notice triggers a one‑time, automatic, 30‑month stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval will not be made effective until any existing non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, or exclusivities for changes to NCEs listed in the Orange Book for the referenced product have expired or, if possible, are carved out from the label.

In practice, companies that produce branded reference listed drugs often bring patent litigation against applicants that seek regulatory approval to market generic or reformulated versions of their products. Litigation to enforce or defend intellectual property rights is often complex and often involves significant expense and can delay or prevent introduction or sale of our product candidates. If a court finds patents valid and infringed by our product candidates , we may be required to cease selling, relinquish or destroy existing stock, or pay monetary damages unless we can obtain a license from the patent holder. There may also be situations where we use our business judgment and decide to market and sell our approved products, notwithstanding the fact that allegations of patent infringement have not been finally resolved by the courts, an approach known as an “at‑risk launch.” The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner which may be greater than the profits earned by the infringer. In the case of willful infringement, such damages may be increased up to three times. An adverse decision in patent litigation could have a material adverse effect on our business, financial position, and results of operations and could cause the market value of our common stock to decline. Should we need to file a paragraph IV certification in the future for our product candidates, we may risk patent litigation and substantial delays.

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

•

the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different than our reference listed drugs. For instance, while we believe that certain of the pharmacokinetic results for AXS‑06 are favorable, the FDA may disagree, refuse labeling claims based upon these results, or determine that additional studies are necessary to substantiate the benefits. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;

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

We have received a Fast Track product designation for AXS-02 for the treatment of the pain of knee OA associated with BMLs, and for AXS-05 for both the treatment of TRD as well as for the treatment of agitation associated with AD, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate expedited review for product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

•	changes to the way the drug is administered;
•	liability for harm caused to patients or subjects;
•	reputational harm;
•	the drug becoming less competitive;
•	warning or untitled letters;
•	suspension of marketing or withdrawal of the products from the market;
•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the drug;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, damages, restitution, or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure or detention;

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

Further, if we do not file a patent infringement lawsuit against a generic manufacturer within 45 days of receiving notice of its paragraph IV certification, the ANDA or 505(b)(2) applicant may not be subject to a 30‑month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Accordingly, upon approval of our product candidates we may be subject to generic competition or competition from similar products, or may need to commence patent infringement proceedings, which would divert our resources.

We currently anticipate that we may be eligible for three years of non‑patent marketing exclusivity in the United States for our product candidates if they are approved. These three years, however, would only protect our modifications in formulation or approved uses in comparison to the reference listed drug and would not prevent other companies from submitting full NDAs, and would not prevent physicians from prescribing other products off-label or third party payors from reimbursing for them, since providers are not prohibited from prescribing medications for indications other than the approved indications listed on the label. Moreover, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non‑patent protection may not prevent FDA making an approval effective.

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

The FDA may undertake a reevaluation of aspects of its orphan drug regulations and policies at any time, and may possibly do so in response to a recent court decision regarding the plain meaning of the exclusivity provision of the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business, financial condition, results of operations, and prospects could be harmed.

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

Although our current plan is to hire most of our sales and marketing personnel only if a product candidate is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a compliant marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

In the event we are unable to collaborate with a third‑party marketing and sales organization to commercialize any approved product candidates outside the United States, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves and may be subject to additional regulatory restrictions associated with the operation of a contracted sales force. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

If any of our current or future product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

We have never commercialized a product candidate for any indication. Even if any of our current or future product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our current or future product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Even if physicians prescribe our products, third party payors may not consider them cost effective without a significant price concession, which could negatively impact our revenue. Third party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA and comparable foreign regulatory authorities that are applicable to both finished drug products and active pharmaceutical ingredients used both for clinical and commercial supply, through its facilities inspection program. The FDA must verify our contract manufacturers’ compliance with cGMP requirements and comparable foreign regulatory authorities will similarly inspect our contract manufacturers’ facilities after we submit our marketing applications to the agency and comparable foreign regulatory authorities. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment; suspension or restrictions of production; suspension, delay, or denial of product approval or supplements to approved products; clinical holds or termination of clinical studies; warning or untitled letters; regulatory authority communications warning the public about safety issues with the drug; refusal to permit the import or export of the products; product seizure, detention, or recall; suits under the civil False Claims Act; corporate integrity agreements; consent decrees; or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

The COVID- 19 outbreak and actions taken in response could impact our business.

In December 2019, a novel strain of coronavirus that causes a respiratory disease named coronavirus disease 2019, or COVID-19, was reported to have surfaced in Wuhan, China. This virus has now spread to numerous other countries, including, as of March 10, 2020, 115 countries and territories around the world and one international conveyance on the Diamond Princess cruise ship.

The extent to which COVID-19 may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continued spread, transmission, and severity of COVID-19, and actions to treat, contain, or mitigate the impact of COVID-19, including with respect to travel, personnel and workforce, supply chain logistics and import/export, and financial markets or otherwise. We may be impacted indirectly or directly by COVID-19 as among the potentially impacted persons and entities are governmental regulators with oversight responsibilities related to our business, our collaboration partners, clinical study sites, contractors, vendors, and our own personnel and workforce.

For example, we may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. On March 10, 2020, the FDA announced that it is postponing most foreign inspections through April 2020, effective immediately. Inspections outside the U.S. deemed mission-critical will still be considered on a case-by-case basis. This action may impact other FDA responsibilities, including product candidate application reviews. The FDA has indicated that it will utilize interim measures such as reviewing a firm’s previous compliance history, using information shared from foreign governments as part of mutual recognition and confidentiality agreements and requesting records “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may impact our business.

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

Additionally, if a third party errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability and potentially cause government programs to overpay providers for our products, which could expose us to significant False Claims Act liability and other civil monetary penalties.

Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017 we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS‑05 for smoking cessation treatment. We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

In addition, the patentability of claims in pending patent applications covering AXS-02, AXS-05, or any other of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, in December 2016, a petition for post-grant review of U.S. Patent No. 9,283,239, which we refer to as the ‘239 patent, was filed at the USPTO by Grunenthal GmbH, or Grunenthal, and the post-grant review was instituted on July 7, 2017. In addition, in May 2017, a petition for post-grant review of U.S. Patent No. 9,408,862, which we refer to as the ‘862 patent, was filed at the USPTO by Grunenthal; in October 2017, a petition for post-grant review of U.S. Patent No. 9,539,268, which we refer to as the ‘268 patent, was filed at the USPTO by Grunenthal; in April 2018, a petition for post-grant review of U.S. Patent No. 9,707,245, which we refer to as the ‘245 patent, was filed at the USPTO by Grunenthal; in August 2018, a petition for post-grant review of U.S. Patent No. 9,820,999, which we refer to as the ‘999 patent, was filed at the USPTO by Grunenthal; in October 2018, a petition for post-grant review of U.S. Patent No. 9,867,839, which we refer to as the ‘839 patent, was filed at the USPTO by Grunental; and on January 3, 2018, petitions for post-grant reviews of U.S. Patents No. 9,931,352, which we refer to as the ‘352 patent, 10,039,774, which refer to as the ‘774 patent, and 10,052,338, which we refer to as the ‘338 patent, were filed at the USPTO by Grunenthal.

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

In August 2017, we responded to and opposed the petition for the ‘862 patent. In November 2017, the PTAB rendered a decision to initiate a post-grant review for that patent. In February 2018, we responded to the PTAB decision to institute a post-grant review. On November 14, 2018, the Patent Trial and Appeal Board, or PTAB, entered a final written decision holding that the claims were invalid for lack of enablement, and for some claims, lack of novelty and/or obviousness.  On January 16, 2019, we appealed the decision of the PTAB to the United States Court of Appeals for the Federal Circuit, but we later dropped the appeal.

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

In October 2018, the PTAB rendered a decision to institute a post grant review for the ‘245 patent. In January 2019, we responded to the petition to institute a post-grant review. In October 2019, the PTAB entered a final written decision holding that the claims were invalid for lacking novelty and for obviousness. In November 2019 we filed a request for rehearing with the Precedential Opinion Panel (POP). In February 2020, the POP denied the request, and the request is now under consideration by the original PTAB panel.

In February 2019, the PTAB rendered a decision to institute a post-grant review for the ‘999 patent.  In May 2019, we responded to the petition to institute a post-grant review. In February 2020, the PTAB entered a final written decision holding that thirteen of the claims were valid, and seventeen of the claims were invalid for lacking novelty.

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

We have licensed and may need to license certain intellectual property from third parties in the future, such licenses may not be available or may not be available on commercially reasonable terms, and if the licenses are terminated for any reason our business may be materially harmed.

We are a party to certain license agreements under which we are granted rights to intellectual property, including patent rights that are important to our business. We expect that we may need to enter into additional license agreements in the future to commercialize our products, in which case we would be required to obtain a license from additional third parties. Such licenses may not be available on commercially reasonable terms, or at all, which could materially harm our business, financial condition, results of operations, and prospects We rely on these licenses to use intellectual property that may be material to our business and important or necessary to the development or commercialization of our products. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products covered by such license.

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02 and AXS-05, as well as AXS-04, a product candidate that is currently in early stage development, anywhere in the world for veterinary and human therapeutic and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer, for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. we will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and seeking and maintaining regulatory approvals for the compounds and products The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal state, and foreign healthcare laws, including fraud and abuse and transparency and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10‑K, such as the federal Anti‑Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third‑party payors. Such third‑party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third‑party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward, regardless of the results of the 2020 presidential election. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post‑marketing studies in order to demonstrate the cost‑effectiveness of any future products to the satisfaction of hospitals and other target customers and their third‑party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost‑effective. Adequate third‑party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

For example, there have been numerous attempts by Congress and the Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple law suits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. Next term, the Supreme Court will hear arguments on the constitutionality of the ACA, in particular with respect to Texas v. Azar’s holding that the TCJA rendered the individual mandate unconstitutional and by extension, the entirety of the ACA. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations.  For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and both the U.S. Congress and the Trump Administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain.  Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years through 2023, and subject companies will need to continue their implementation efforts. Many states still have in place licensure and other requirements for manufacturers and distributors of drug products. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, report financial information or data accurately, or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions. Further, even if we are successful in mounting a defense, we may incur substantial costs in preparing and maintaining our defense and any such action would be time- and resource-intensive and potentially divert management’s attention from the business, which could adversely affect our ability to operate our business and our results of operations.

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

As of March 6, 2020, we had only 45 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We have experienced a period of recent, rapid growth in our stock price. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” As of December 31, 2020, we will no longer be an “emerging growth company”. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 requires us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Pursuant to Section 404, as of December 31, 2020, once we are no longer an “emerging growth company,” we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting and we will also be required to include with such annual report an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that we have not maintained effective internal controls over financial reporting, in all material respects. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy and security laws apply more broadly than the Health Insurance Portability and Accountability Act (HIPAA) and its implementing regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – effective January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.  Further, many data privacy and security laws within the U.S. have concurrent jurisdiction, which could subject us to enforcement by multiple agencies under multiple statutes for the same conduct (e.g., FTC enforcement under Section 5, HHS-Office for Civil Rights enforcement under HIPAA, and actions by state Attorneys General for violation of applicable state laws).

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

The trading price of our common stock is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for our product candidates;
•	any delay or refusal on the part of the FDA in approving an NDA for any of our current and future product candidates;
•	the commercial success of any of our current and future product candidates, if approved by the FDA;
•	operating and stock price performance of other companies that investors deem comparable to ours;
•	recommendations by securities analysts;
•	news relating to our industry as a whole and news relating to trends in our markets;
•	results of clinical trials of any of our current and future product candidates or those of our competitors;
•	actual or anticipated variations in quarterly or annual operating results;
•	failure to meet or exceed financial projections we provide to the public, if any;

•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
•	introduction of competitive products or technologies;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	general economic and market conditions and overall fluctuations in U.S. equity markets;
•	data or security breaches;
•	developments concerning our sources of manufacturing supply, warehousing, and inventory control;
•	disputes or other developments relating to patents or other proprietary rights;
•	additions or departures of key scientific or management personnel;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;
•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
•	sales of our common stock, including sales by our directors and officers or significant stockholders;
•	changes in the market valuations of companies similar to us;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
•	general conditions or trends in our industry; and
•	the other factors described in this “Risk Factors” section.

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

As of March 6, 2020, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 35% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

Some of these persons or entities may have interests different than our other stockholders. For example, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interest and our large stockholders may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of March 6, 2020, we have outstanding 37,075,422 shares of common stock and 3,587,523 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock. Of our currently outstanding shares of common stock, 25,248,097 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S-8 registering the issuance of an aggregate of 7,481,050 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our December 2019 public offering and the proceeds from sales pursuant to our Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including our December 2019 public offering and the proceeds from sales pursuant to our December 2019 “at-the-market” sales agreement with SVB Leerink, which provides for the sale of up to $80.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As such, we anticipate that we will no longer be an emerging growth company as of December 31, 2020. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2019, we had U.S. federal net operating loss, NOL, carryforwards of approximately $154 million. Net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, if we have not used them prior to that time, and the net operating losses of approximately $94 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our March 2017 public offering, our December 2017 registered direct offering, our October 2018 registered direct offering, December 2019 public offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

Because we do not intend to pay dividends on our common stock, returns for our stockholders will be limited to any increase in the value of our stock.

We have never declared or paid any cash dividends on our capital stock. In addition, the terms of our existing credit facility with SVB and WestRiver preclude us from paying cash dividends without SVB’s and WestRiver’s consent. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any. Investors seeking cash dividends should not purchase our common stock.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. We do not currently have any preferred stock outstanding. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 200 Broadway in New York, New York. We currently have a month‑to‑month agreement for office space that automatically renews for successive monthly periods, unless we provide notice of non‑renewal. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Common Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from November 19, 2015, which is the date our common stock first began trading on the Nasdaq Capital Market, through December 31, 2019 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 19, 2015, in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and assumes reinvestment of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
11/19/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
AXSOME Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 11/19/15 in stock or 10/31/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders

The number of record holders of  our common stock as of March 6, 2020 was 16. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2019, 2018, and 2017 and Balance Sheet Data as of December 31, 2019, 2018, and 2017, as set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2019	2018	2017

Statements of operations data:
Operating expenses:
Research and development	$53,647,067	$23,495,055	$19,957,616
General and administrative	13,598,030	9,351,522	7,206,691
Total operating expenses	67,245,097	32,846,577	27,164,307
Loss from operations	(67,245,097)	(32,846,577)	(27,164,307)
Interest and amortization of debt discount expense	(1,239,537)	(1,127,305)	(1,340,199)
Tax credit	139,448	217,418	207,114
Change in fair value of warrant liability	—	2,791,000	(646,000)
Net loss	$(68,345,186)	$(30,965,464)	$(28,943,392)
Weighted average common shares outstanding—basic and diluted	34,020,257	26,883,656	22,764,606
Net loss per common share—basic and diluted	$(2.01)	$(1.15)	$(1.27)

	As of December 31,
	2019	2018	2017

Balance sheet data:
Cash	$219,966,167	$13,968,742	$34,021,123
Total assets	220,549,760	15,379,279	35,555,564
Total current liabilities	24,494,745	10,821,938	12,175,336
Loan payable, long-term, net of discounts	17,332,626	3,619,420	6,663,005
Accumulated deficit	(175,895,493)	(107,550,307)	(76,584,843)
Total stockholders’ equity	$178,722,389	$937,921	$16,717,223

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is currently in a Phase 3 trial in treatment resistant depression, or TRD, which we refer to as the STRIDE-1 study, a Phase 3 open-label safety trial in patients with TRD and major depressive disorder, or MDD, and a Phase 2/3 trial in agitation associated with Alzheimer's disease, or AD, which we refer to as the ADVANCE-1 study. For AXS-05, we have completed a Phase 2 trial and Phase 3 trial in MDD, which we refer to as the ASCEND study and the GEMINI study, respectively. We plan to file a New Drug Application, or NDA, for AXS-05 for the treatment of MDD based on the ASCEND and GEMINI trials. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in the indication has been completed. AXS-07 is currently in a Phase 3 trial for the acute treatment of migraine, which we refer to as the INTERCEPT study and a Phase 3 open-label safety trial in patients with migraine. For AXS-07, we have completed a Phase 3 trial for the acute treatment of migraine, which we refer to as the MOMENTUM study. We plan to file an NDA for AXS-07 for the acute treatment of migraine based on the MOMENTUM trial. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial, which we refer to as the CONCERT study. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan, or DM, and utilizes our metabolic inhibition technology. We are developing AXS‑05 initially for the following four indications: MDD, TRD, agitation associated with AD, and as an aid to smoking cessation. The DM component of AXS-05 is a non-competitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek FDA approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We are developing AXS-07 initially for the acute treatment of migraine. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However, standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

AXS-09 is an oral, investigational NMDA receptor antagonist with multimodal activity consisting of esbupropion and DM, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that DM plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted Orphan Drug Designation by the FDA for the treatment of narcolepsy.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. We are initially developing esreboxetine for the treatment of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine.

The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets, and includes intellectual property which covers these and related product candidates and molecules being developed by us and others.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $68.3 million, $31.0 million, and $28.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our accumulated deficit as of December 31, 2019 was $175.9 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We have not generated any revenue since we commenced operations and we do not expect to generate any revenue in the near future. To the extent we enter into additional licensing or collaboration arrangements, we may have sources of revenue in the future. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of payments that we may recognize upon the sale of our product candidates, to the extent that any product candidates are successfully commercialized, and the amount and timing of fees, reimbursements, and milestone and other payments received under any future licensing or collaboration arrangements. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2019, 2018, and 2017:

	Year ended
	December 31,
	2019	2018	2017

AXS-05	$24,786,783	$13,460,809	$9,780,593
AXS-07	20,925,324	3,222,208	180,255
AXS-12	1,823,060	193,459	—
AXS-02	503,244	740,341	6,775,736
AXS-06	8,126	71,164	480,425
Other research and development	4,016,365	5,415,127	2,126,978
Stock-based compensation	1,584,165	391,946	613,629
Total research and development expenses	$53,647,067	$23,495,055	$19,957,616

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs, and expenses for terminated programs. For the year ended December 31, 2018, all employee salaries and benefits were allocated to Other research and development expenses whereas for the year ended December 31, 2017 and 2019, a majority of employee salaries and benefits were allocated between the respective programs in the table above.

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

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense primarily consists of cash interest and non-cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount expense also includes interest income earned on cash.

Tax Credit

The tax credits represent the receipt by Axsome Therapeutics Australia PTY, LTD, our Australian subsidiary, of the Australia Tax Incentive Credit, related to allowable research and development expenses incurred for our product candidates.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2019, we do not believe any material uncertain tax positions are present.

As of December 31, 2019, we had U.S. federal net operating loss, or NOL carryforwards of approximately $154 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, and the NOLs of approximately $94 million generated in 2018 and later have an indefinite carryforward period.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation for net operating losses incurred before the 2018 tax year may result in expiration before we can use them. We have recorded a valuation allowance on all of our deferred tax assets.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018

Operating expenses:
Research and development	$53,647,067	$23,495,055
General and administrative	13,598,030	9,351,522
Total operating expenses	67,245,097	32,846,577
Loss from operations	(67,245,097)	(32,846,577)
Interest and amortization of debt discount expense	(1,239,537)	(1,127,305)
Tax credit	139,448	217,418
Change in fair value of warrant liability	—	2,791,000
Net loss	$(68,345,186)	$(30,965,464)

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2019 were $53.6 million, compared to $23.5 million for the year ended December 31, 2018, an increase of $30.1 million. This increase was primarily due to trials that were initiated and completed in 2019, which include the GEMINI, MOMENTUM, and CONCERT trials, along with the initiation of the INTERCEPT and AXS-05 and AXS-07 open-label safety studies in 2019. Additionally, this amount includes ongoing spend for our previously initiated clinical trials, which include STRIDE-1 and ADVANCE-1.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2019 were $13.6 million, compared to $9.4 million for the year ended December 31, 2018, an increase of $4.2 million. The change was primarily due to personnel costs, mainly associated with an increase in stock compensation expense, along with the build-out of the commercial function.

Interest and Amortization of Debt Discount Expense.    Interest and amortization of debt discount expense for the year ended December 31, 2019 was $1.2 million, compared to $1.1 million for the year ended December 31, 2018, an increase of $0.1 million. The increase was primarily related to higher interest expense and amortization of the debt discount associated with our March 2019 loan and security agreement with SVB for $20 million, offset by interest income from our cash sweep account.

Tax Credit.  Tax credit income for the year ended December 31, 2019 was $0.1 million, as compared to $0.2 million for the year ended December 31, 2018, a decrease of $0.1 million. This represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 and 2017 research and development expenses incurred for our product candidates.

Change in Fair Value of Warrant Liability.  For the year ended December 31, 2018, we recorded income of $2.8 million from the change in fair value of our warrant liability in connection with the warrants issued as part of our December 2017 registered direct offering. The change in fair value in 2018 is due to the decrease of our closing stock price over the course of the year, from when the warrants were initially issued in December 2017. These warrants expired in December 2018.

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

Liquidity and Capital Resources

Since our inception through December 31, 2019, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

In November 2015, we completed our IPO, in which we sold 5,666,667 shares of common stock at an offering price to the public of $9.00 per share. We received gross proceeds of approximately $51.0 million and net proceeds of approximately $45.5 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In November 2016, we entered into a loan and security agreement with SVB for a term loan of up to $20.0 million, which we refer to as the Original Term Loan. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired. In November 2018, we amended the loan and security agreement with SVB to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. We refer to this amendment as the First Amendment to the Original Term Loan. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. Our obligations under the loan and security agreement, as amended, along with our ability to draw down on the additional $4.0 million tranche, were subsequently extinguished in connection with the establishment of a new term loan facility with SVB during March 2019 (see below).

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. As discussed in greater detail below, we completed an offering of common stock in March 2017, entered into a sales agreement in October 2017 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering until completion of the offering in January 2019, completed a registered direct offering priced at the market in December 2017 and September 2018, entered into a sales agreement in May 2019 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering each utilizing the 2016 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2016 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In March 2017, we completed an underwritten public offering, whereby we sold 4,304,813 shares of our common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with Leerink Partners LLC, or now known as SVB Leerink, pursuant to which we could sell up to $30 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of this final sale, the Sales Agreement was automatically terminated. SVB Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

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

In September 2018, we entered into a purchase agreement with certain institutional and accredited investors, which we refer to as the RDO Investors, for the sale by us directly to the RDO Investors of an aggregate of 2,966,667 shares of our common stock, at a purchase price of $3.00 per share, which we refer to as the 2018 Registered Direct Offering, for gross proceeds of approximately $8.9 million. The 2018 Registered Direct Offering closed on October 1, 2018, and we received estimated net proceeds of approximately $8.8 million, after deducting transaction expenses. The 2,966,667 shares of common stock sold in the 2018 Registered Direct Offering were offered and sold by us directly to the RDO Investors, without a placement agent, underwriter, broker or dealer.

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, for a term loan up to $24.0 million, which completely replaces the Original Term Loan and the First Amendment to the Original Term Loan.  The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million is available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS‑12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished.

In May 2019, we entered into the May 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $50 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. We received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the year ended December 31, 2019. Due to expiration of the 2016 Shelf Registration Statement, at our option, the shares that were unsold under the May 2019 Sales Agreement, may be rolled over to the December 2019 Sales Agreement (see below).

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

On December 5, 2019, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2019 Shelf Registration Statement. It was declared effective by the SEC upon filing. As discussed in greater detail below, we entered into a sales agreement in December 2019 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering and completed an offering of common stock in December 2019, each utilizing the 2019 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2019 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In December 2019, we entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. We received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million during the quarter ended December 31, 2019.

In December 2019, we completed an underwritten public offering, whereby we sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. We received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, net of underwriting discounts and offering expenses.

We believe our current cash will be sufficient to fund our anticipated operating cash requirements for at least two years. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2019	2018	2017

Net cash (used in) provided by:
Operating activities	$(46,375,059)	$(30,053,701)	$(26,471,652)
Investing activities	(16,121)	(32,696)	(9,898)
Financing activities	252,388,605	10,034,016	23,884,176
Net increase (decrease) in cash	$205,997,425	$(20,052,381)	$(2,597,374)

Operating Activities.  Net cash used in operating activities for the year ended December 31, 2019 was $46.4 million as compared to $30.1 million for the year ended December 31, 2018. The increase of $16.3 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials.

Net cash used in operating activities for the year ended December 31, 2018 was $30.1 million as compared to $26.5 million for the year ended December 31, 2017. The increase of $3.6 million in net cash used was primarily related to an increase in operating expenses in 2018 compared to 2017 for ADVANCE-1, STRIDE-1, and ASCEND clinical trials, offset by increase in change in operating liabilities.

Investing Activities.  Cash used in investing activities for the purchase of equipment was less than $0.1 million for the year ended December 31, 2019, 2018, and 2017.

Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2019 was $252.4 million, which includes net proceeds from the sale of common stock in the December 2019 public offering of $187.1 million, $51.6 million in proceeds from sales made through at-the market offerings, $1.4 million from the exercise of options and warrants, and $20.0 million in proceeds from our March 2019 term loan which was partially offset by principal repayment on our term loan of $7.2 million.

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

•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2019:

		Less than			More than
(in thousands)	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$22,982,083	$4,166,389	$17,469,444	$1,346,250	$—
Total contractual obligations	$22,982,083	$4,166,389	$17,469,444	$1,346,250	$—

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

License agreement with Pfizer

Subsequent to December 31, 2019, we entered into a license agreement with Pfizer. Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a value of $8 million, based on the average closing price of the Company’s common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will also receive up to $323 million upon the achievement of certain regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. For a more detailed description of these agreements, please see “Business—Material License Agreements.”

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into the 2016 Original Term Loan with SVB and Life Sciences Loans, LLC, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We were scheduled to make interest only payments on the loan until December 1, 2017, which could have been extended under certain circumstances. Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

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

In November 2018, we amended the 2016 Original Term Loan with SVB and WestRiver Innovation Lending Fund VIII, L.P, to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. In connection with the 2016 Amended Term Loan, SVB and WestRiver received warrants to purchase an aggregate 15,750 shares of our common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance.

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

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued the July 2019 Warrants, which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of our common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. The July 2019 Warrants, if earned, will be exercisable until July 24, 2026 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of our common stock is greater than the exercise price then in effect.

Shelf Registration Statement

On December 5, 2019, we filed a Form S-3ASR (File No. 333-235372) with the SEC, or the 2019 Shelf Registration Statement, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined by applicable SEC regulations.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Furthermore, we anticipate that we will no longer be an emerging growth company as of December 31, 2020.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part IV,  Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $220.0 million as of December 31, 2019. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2019 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by our independent registered public accounting firm because emerging growth companies are exempt from this requirement. However, we anticipate that we will be required to include such an attestation report with our next annual report in 2021 for the year ended December 31, 2020.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 12, 2020

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018

Assets
Current assets:
Cash	$219,966,167	$13,968,742
Prepaid and other current assets	413,095	1,246,360
Total current assets	220,379,262	15,215,102
Equipment, net	30,623	51,832
Other assets	139,875	112,345
Total assets	$220,549,760	$15,379,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,943,325	$3,687,245
Accrued expenses and other current liabilities	10,949,128	3,843,299
Loan payable, current portion	2,602,292	3,291,394
Total current liabilities	24,494,745	10,821,938
Loan payable, long-term	17,332,626	3,619,420
Total liabilities	41,827,371	14,441,358
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 36,933,217 and 30,087,213 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	3,693	3,009
Additional paid-in capital	354,614,189	108,485,219
Accumulated deficit	(175,895,493)	(107,550,307)
Total stockholders’ equity	178,722,389	937,921
Total liabilities and stockholders’ equity	$220,549,760	$15,379,279

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018	2017

Operating expenses:
Research and development	$53,647,067	$23,495,055	$19,957,616
General and administrative	13,598,030	9,351,522	7,206,691
Total operating expenses	67,245,097	32,846,577	27,164,307
Loss from operations	(67,245,097)	(32,846,577)	(27,164,307)
Interest and amortization of debt discount expense	(1,239,537)	(1,127,305)	(1,340,199)
Tax credit	139,448	217,418	207,114
Change in fair value of warrant liability	—	2,791,000	(646,000)
Net loss	$(68,345,186)	$(30,965,464)	$(28,943,392)
Net loss per common share, basic and diluted	$(2.01)	$(1.15)	$(1.27)
Weighted average common shares outstanding, basic and diluted	34,020,257	26,883,656	22,764,606

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance at December 31, 2016	19,158,417	1,916	69,210,986	(47,641,451)	$21,571,451
Stock-based compensation	—	—	2,072,210	—	2,072,210
Issuance of common stock upon exercise of options	88,922	9	316,710	—	316,719
Exercise of warrants	129,149	13	167,881	—	167,894
Issuance of common stock upon financing	6,116,504	611	21,531,730	—	21,532,341
Net loss	—	—	—	(28,943,392)	(28,943,392)
Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	1,754,974	—	1,754,974
Issuance of common stock upon exercise of options	278,925	29	380,293	—	380,322
Exercise of warrants	101,310	10	131,693	—	131,703
Issuance of warrants upon debt financing	—	—	37,842	—	37,842
Issuance of common stock upon financing	4,213,986	421	12,880,900	—	12,881,321
Net loss	—	—	—	(30,965,464)	(30,965,464)
Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	6,115,160	—	6,115,160
Issuance of common stock upon exercise of options	252,773	25	1,143,816	—	1,143,841
Exercise of warrants	97,541	10	249,826	—	249,836
Issuance of warrants upon debt financing	—	—	387,000	—	387,000
Issuance of common stock upon financing	6,495,690	649	238,233,168	—	238,233,817
Net loss	—	—	—	(68,345,186)	(68,345,186)
Balance at December 31, 2019	36,933,217	$3,693	$354,614,189	$(175,895,493)	$178,722,389

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017

Cash flows from operating activities
Net loss	$(68,345,186)	$(30,965,464)	$(28,943,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,115,160	1,754,974	2,072,210
Amortization of debt discount	649,993	375,635	470,521
Change in fair value of warrants	—	(2,791,000)	646,000
Depreciation	37,330	48,935	42,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	833,265	32,058	102,143
Other assets	(27,530)	75,607	(75,131)
Accounts payable	7,256,080	251,789	(645,717)
Accrued expenses and other current liabilities	7,105,829	1,163,765	(140,843)
Net cash used in operating activities	(46,375,059)	(30,053,701)	(26,471,652)
Cash flows from investing activities
Purchases of equipment	(16,121)	(32,696)	(9,898)
Net cash used in investing activities	(16,121)	(32,696)	(9,898)
Cash flows from financing activities
Proceeds from issuance of term loan	20,000,000	—	—
Payment of debt issuance costs	—	(25,997)	—
Repayment of principal on term loan	(7,238,889)	(3,333,333)	(277,778)
Proceeds from issuance of common stock upon financing, net	238,233,817	12,881,321	23,677,341
Proceeds from issuance of common stock upon exercise of warrants	249,836	131,703	167,894
Proceeds from issuance of common stock upon exercise of options	1,143,841	380,322	316,719
Net cash provided by financing activities	252,388,605	10,034,016	23,884,176
Net (decrease) increase in cash	205,997,425	(20,052,381)	(2,597,374)
Cash at beginning of period	13,968,742	34,021,123	36,618,497
Cash at end of period	$219,966,167	$13,968,742	$34,021,123
Supplemental disclosures of cash flow information:
Interest paid	$1,287,506	$771,966	$865,278
Supplemental disclosures of non-cash financing activity:
Establishment of warrant liabilities in connection with common stock issuance	$—	$—	$2,145,000
Issuance of warrants in connection with debt financing	$387,000	$37,842	$—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1.Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a clinical-stage biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes five product candidates, AXS‑05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware and now has operations in the United States and Australia.

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $175.9 million.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates along with cost to commercialize its product candidates. The Company is dependent upon future financing to provide the cash necessary to execute its current operations, including the commercialization of any of its product candidates.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair value. There were no cash equivalents at December 31, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2019, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2019 and 2018, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Tax Credit

The tax credit represents the receipt by Axsome Therapeutics Australia PTY, LTD, the Company’s Australian subsidiary, of the Australia Tax Incentive Credit, related to the Company’s research and development expenses incurred for its product candidates. These expenses were incurred in prior periods and therefore the grant income was recorded when the funds were received.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible notes, warrants, and stock options, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2019, 2018, and 2017.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

Note 3.Fair Value Measurements

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

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2019.

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2019	2018	2017

Basic and diluted net loss per common share:
Net loss	$(68,345,186)	$(30,965,464)	$(28,943,392)
Weighted average common shares outstanding—basic and diluted	34,020,257	26,883,656	22,764,606
Net loss per common share—basic and diluted	$(2.01)	$(1.15)	$(1.27)

The following potentially dilutive securities outstanding at December 31, 2019, 2018,  and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2019	2018	2017

Stock options	3,458,447	2,291,163	2,315,638
Warrants	69,656	123,037	2,099,199
Total	3,528,103	2,414,200	4,414,837

Note 5.Accrued Expenses and Other Current Liabilities

At December 31, 2019 and 2018, accrued expenses consisted of the following:

	December 31,
	2019	2018

Research and development	$8,209,594	$2,266,285
Accrued compensation	2,056,356	1,051,401
Other	683,178	525,613
Total	$10,949,128	$3,843,299

Note 6.Loan and Security Agreement

Current Term Loan

2019 Term Loan

In March 2019, the Company entered into a $24.0 million growth capital term loan facility (the “2019 Term Loan”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P (“WestRiver”). The two-tranche loan agreement consists of an initial $20.0 million tranche (the “Term A Loan Advance”), which was funded upon closing, with the remaining $4.0 million (the “Term B Loan Advance”) initially available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019 (which was extended to December 31, 2019, in connection with the First Amendment to the 2019 Term Loan, as discussed below), with respect to the Company’s ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol (the “Milestone Event”). A portion of the first tranche was used to satisfy the Company’s existing obligations under the 2016 Amended Term Loan (as defined below) with SVB, which consisted of $5.6 million in outstanding principal balance and $0.85 million as a final payment fee, and such obligations are considered to be fully repaid and performed. The Term B Loan Advance of $4.0 million was not drawn down by the Company and has since expired.

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

The book value of debt approximates its fair value given its short term maturity and variable interest rate. Interest expense was $1,362,500,  $751,670, and $869,678 and amortization of the final payment was $436,567,  $266,668, and $346,978 for the years ended December 31, 2019, 2018, and 2017, respectively.

Long-term debt and unamortized debt discount balances are as follows:

	December 31,	December 31,
	2019	2018

Outstanding principal amount	$20,000,000	$6,388,889
Add: accreted liability of final payment fee	404,364	663,459
Less: unamortized debt discount, long term	(405,071)	(99,595)
Less: current portion of long-term debt	(2,666,667)	(3,333,333)
Loan payable, long-term	$17,332,626	$3,619,420

Current portion of outstanding principal amount	2,666,667	3,333,333
Less: current portion of unamortized debt discount	(64,375)	(41,939)
Loan payable, current portion	$2,602,292	$3,291,394

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 8  - Warrants.

Amortization of the debt discount in relation to warrants issued in Note 8 - Warrants was $213,426,  $108,968, and $123,543 for  the year ended December 31, 2019, 2018, and 2017, respectively. Due to the debt modification upon entry of the 2019 Term Loan, the unamortized balance of the deferred debt issuance costs incurred with the 2016 Amended Term Loan will continue to be amortized through maturity in February 2023 along with the debt issuance costs of the 2019 Term Loan utilizing the effective interest rate method.

Scheduled Principal Payments on Outstanding Debt, as of December 31, 2019, are as follows:

2020	$2,666,667
2021	8,000,000
2022	8,000,000
2023	1,333,333
Total principal payments outstanding	$20,000,000

Note 7. Stockholders’ Equity

Capital Structure

In October 2017, the Company entered into the Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $30 million in shares of its common stock from time to time through SVB Leerink, acting as its sales agent, in one or more at-the-market offerings. In January 2019, the Company raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the Sales Agreement. Upon completion of this final sale, the Sales Agreement was automatically terminated, SVB Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the Sales Agreement.

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

In May 2019, the Company entered into the May 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $50 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. The Company received approximately $20.1 million in gross proceeds through the sale of 942,285 shares, of which net proceeds were approximately $19.5 million during the year ended December 31, 2019. Due to expiration of the 2016 Shelf Registration Statement, at the Company’s option, the shares that were unsold under the May 2019 Sales Agreement, may be rolled over to the December 2019 Sales Agreement (see below).

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The Company received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million during the quarter ended December 31, 2019.

In December 2019, the Company completed an underwritten public offering, whereby the Company sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. The Company received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, net of underwriting discounts and offering expenses.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $207.4 million pursuant to such shelf registration statement.

In the future, the Company may also periodically offer unlimited number of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the "2013 Plan"), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2019, there were 3,388,926 shares available for future grant under the 2015 Plan.

Stock Options

The following table summarizes stock option activity as of December 31, 2019:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2018	2,282,636	5.06
Granted	1,484,352	17.00
Exercised	(252,773)	4.53
Forfeited	(55,768)	7.26
Expired	—	—
Outstanding at December 31, 2019	3,458,447	10.19	8.0	322,229,820
Vested and expected to vest at December 31, 2019	3,449,778	10.21	8.0	321,347,251
Exercisable at December 31, 2019	1,861,890	7.23	6.5	178,992,676

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2019, 2018, and 2017 is as follows:

Black-Scholes option valuation assumptions	2019				2018				2017

Risk-free interest rates	1.4	-	2.7%		2.0	-	3.1%		1.6	-	2.2%
Dividend yield		—				—				—
Volatility	87	-	91%		74	-	87%		73	-	77%
Weighted average expected term	5.00	-	6.13	years	3.66	-	6.13	years	3.50	-	6.12	years

The weighted average grant date fair value of options granted was $12.49,  $1.99, and $3.06 per option for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $14.9 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.3 years. These amounts do not include 15,269 options outstanding as of December 31, 2019, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Stock‑based compensation expense recognized for the years ended December 31, 2019, 2018, and 2017 was as follows:

	2019	2018	2017
Research and development	$1,584,165	$391,946	$613,629
General and administrative	4,530,995	1,363,028	1,458,581
Total	$6,115,160	$1,754,974	$2,072,210

Performance‑Based Awards

During the year ended December 31, 2019, the Company issued 4,500 performance-based awards at an exercise price of $16.71, to employees that vest upon completion of certain clinical events. During the year ended December 31, 2018, the Company issued 19,000 performance-based awards at an exercise price of $2.18, to employees that vest upon completion of certain clinical events. During the year ended December 31, 2017, the Company issued 20,650 performance-based awards, with a weighted average exercise price of $5.70, to employees that vest upon completion of certain clinical events. For awards granted to employees with performance conditions, no expense will be recognized, and no measurement date can occur, until the occurrence of the event is probable. For awards granted to non‑employees, the Company will recognize the lowest aggregate amount within the range of potential values as expense until the measurement date is established. For the years ended December 31, 2019, 2018, and 2017, the Company recognized $88,835,  $1,587,  and $59,424, respectively, as expense related to performance‑based awards.

Note 8. Warrants

As of December 31, 2019, the Company had outstanding warrants to purchase 69,656 shares of common stock. The following table summarizes warrant activity as of December 31, 2019, 2018, and 2017:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2016	337,746	$3.06
Issued	1,890,602	5.33
Exercised	(129,149)	1.30
Outstanding at December 31, 2017	2,099,199	5.21
Issued	15,750	3.06
Exercised	(101,310)	1.30
Expired	(1,890,602)	5.33
Outstanding at December 31, 2018	123,037	6.35
Issued	58,334	8.10
Exercised	(111,715)	6.73
Outstanding at December 31, 2019	69,656	$7.21

In connection with the Company’s new term loan facility with SVB and WestRiver which was completed in March 2019, the Company issued warrants for up to 70,000 shares of the Company’s common stock at a price per share equal to $8.10 based upon usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholders' equity. On July 25, 2019, in connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which would have become exercisable upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Due to the Company not drawing down on the Term B Loan Advance by December 31, 2019, the July 2019 Warrants have been terminated.  In December 2019, SVB exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 24,185 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of December 31, 2019, WestRiver’s portion of 29,167 warrants remain outstanding.

On November 26, 2018, in connection with the First Amendment to the Loan and Security Agreement, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase 15,750 shares of the Company’s stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance (“2018 warrants”).  The warrants were classified as a component of stockholders' equity. In August 2019, SVB exercised in full its portions of 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds.  The 2018 warrants have a seven-year term and expire on November 25, 2025. As of December 31, 2019, WestRiver’s portion of 7,875 warrants remain outstanding.

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

In connection with the Company’s debt financing which was completed on November 9, 2016, the Company issued warrants to purchase 65,228 shares of common stock with an exercise price of $7.41 per share, which are exercisable upon issuance (“2016 warrants”) to SVB and Life Sciences. The warrants were classified as a component of stockholders' equity. In September 2019, SVB exercised its portion of 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. The 2016 warrants have a seven-year term and expire on November 8, 2023. As of December 31, 2019, Life Sciences portion of 32,164 warrants remain outstanding.

On November 3, 2014, the Company issued warrants to purchase 42,059 shares of common stock with an exercise price of $5.94 per share to the placement agent in connection with the issuance of certain convertible notes from September 2014 through November 2014 (the “September 2014 Notes”), which were exercisable upon issuance (“2014 warrants”). The warrants were initially classified as a liability in the consolidated financial statements, as upon a qualified financing, the warrant price would automatically adjust to a 10% premium to the conversion price of the September 2014 Notes in such mandatory conversion. The initial fair value of the warrant liability was $79,129 which was recorded as a discount to the notes and amortized over the term of the original September 2014 Notes. Upon the note amendment that occurred in September 2015, the discount was included in the carrying amount in the calculation of a loss on extinguishment. In connection with the automatic conversion of the September 2014 Notes upon the close of the Company’s IPO in November 2015, the warrant liability was reclassified to equity. The 2014 warrants had a five-year term and an expiration of November 2, 2019. All 42,059 warrants were exercised in 2019.

On October 29, 2013, the Company issued warrants to purchase 230,459 shares of common stock with an exercise price of $1.30 per share to the placement agent in connection with the June 2013 Notes, which were exercisable upon issuance (“2013 warrants”). The warrants were classified as a component of stockholders’ equity. The 2013 warrants had a five-year term. 129,149 warrants and 101,310 warrants were exercised in 2017 and 2018, respectively.

The initial fair value of the warrants were estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2019 warrants	2018 warrants	2017 warrants	2016 warrants	2014 warrants	2013 warrants
Risk-free interest rate	2.8%	3.0%	1.7%	1.8%	1.6%	1.4%
Dividend yield	—	—	—	—	—	—
Volatility	97%	85%	61%	73%	70%	64%
Weighted average contractual term	7 years	7 years	1 year	7 years	5 years	5 years

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

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. See Note 14 – Subsequent Event, for further information.

Note 10. Commitments and Contingencies

Operating Leases

The Company’s offices are located in New York, New York. The Company is currently under a short-term lease agreement, which does not qualify for accounting under ASC 842. Rent expense incurred during the years ended December 31, 2019, 2018 and 2017 was $485,548,  $315,301, and $307,557.

Note 11. Income Taxes

As of December 31, 2019, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $154 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2033, and the NOL of approximately $94 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net federal operating loss carryforward	$32,299,085	$18,911,435
Net foreign operating loss carryforward	59,557	40,927
Net state operating loss carryforward	20,000,317	11,842,460
Non-cash compensation	3,485,519	1,625,560
Research and development credits	10,366,683	7,651,781
Deferred finance costs	—	38,578
Interest Expense	985,431	400,946
Charitable Contribution	5,408	5,408
Fixed Assets	11,401	8,595
Accrued expenses	1,200,754	732,958
Deferred tax asset, excluding valuation allowance	68,414,155	41,258,648

Deferred tax liabilities:
Deferred finance costs	(121,875)	—
Deferred tax liability, excluding valuation allowance	(121,875)	—

Less valuation allowance	(68,292,280)	(41,258,648)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. Valuation allowance increased $27.0 million, $12.5 million, and $6.7 million, in 2019, 2018, and 2017, respectively, as a result of the increase of the deferred tax assets.

There was no income tax expense (benefit) recorded by the Company due to its net loss tax position and full valuation allowance during the years ended December 31, 2019, 2018, and 2017. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
U.S. federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	13.5	13.1	10.0
Stock based compensation - Excess tax benefit	1.2	1.1	(1.0)
Other permanent differences	(0.1)	(1.3)	(1.9)
Tax credit	4.2	6.3	7.7
US Federal tax rate change - tax reform	—	—	(25.4)
Change in valuation allowance	(39.8)	(40.2)	(23.4)
Effective tax rate	—%	—%	—%

The Company is not currently under examination at the federal or state levels and as of the date of the consolidated financial statements, and there were no known assessments. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

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

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 9 – License Agreements for further information regarding the license agreements.

Note 13. Quarterly Consolidated Financial Data (Unaudited)

	2019
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$10,421,473	$13,448,219	$18,947,235	$24,428,170
Net loss	$(10,640,376)	$(13,762,214)	$(19,135,612)	$(24,806,984)
Net loss per common share, basic and diluted (1)	$(0.32)	$(0.41)	$(0.56)	$(0.71)

	2018
	Mar. 31	June 30	Sept. 30	Dec. 31

Total operating expenses	$7,163,210	$7,989,593	$8,243,459	$9,450,315
Net loss	$(4,805,559)	$(8,280,916)	$(8,281,974)	$(9,597,015)
Net loss per common share, basic and diluted (1)	$(0.19)	$(0.32)	$(0.31)	$(0.32)
(1)

Basic and diluted net loss per common share is computed independently for each of the quarters presented. Therefore, the sum of all quarterly basic and fully diluted net loss per common share may not equal the annual basic and diluted net loss per common share.

Note 14. Subsequent Event

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which the Company is developing for the treatment of narcolepsy. The agreement also provides the Company exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia.

Under the terms of the Agreement, Pfizer received 82,019 shares of the Company’s common stock having a value of $8 million, based on the average closing price of the Company’s common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14.

.

INDEX EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015.)
4.1

Specimen Certificate evidencing shares of Company’s common stock (Incorporated by reference, Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333‑207393) filed October 30, 2015.)

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

4.6	Form of Warrant (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed December 4, 2017.)
4.7

Warrant to Purchase Stock made by the Company in favor of Silicon Valley Bank, dated March 5, 2019, as amended (Incorporated by reference, Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.8

Warrant to Purchase Stock made by the Company in favor of WestRiver Innovation Lending Fund VIII, L.P., dated March 5, 2019, as amended (Incorporated by reference, Exhibit 10.3 to the Company’s Current Report on Form 8 K filed July 29, 2019).

4.9

Warrant to Purchase Stock made by the Company in favor of Silicon Valley Bank, dated July 25, 2019 (Incorporated by reference, Exhibit 10.4 to the Company’s Current Report on Form 8 K filed July 29, 2019).

4.10

Warrant to Purchase Stock made by the Company in favor of WestRiver Innovation Lending Fund VIII, L.P., dated July 25, 2019 (Incorporated by reference, Exhibit 10.5 to the Company’s Current Report on Form 8- K filed July 29, 2019).

4.11

Form of Warrant, with respect to November 2018 First Amendment to Loan and Security Agreement (Incorporated by reference, Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed March 15, 2019).

4.12	Form of Warrant, with respect to March 2019 Loan and Security Agreement (Incorporated by reference, Exhibit 4.8 to the Company’s Annual Report on Form 10-K, filed March 15, 2019).
4.13**	Description of Securities.
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

10.4++

License Agreement, dated January 12, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015.)

10.5++

License Agreement, dated April 17, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015.)

10.6++

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

10.9

Form of Purchase Agreement, dated as of November 30, 2017 among Axsome Therapeutics, Inc. and the purchasers thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2017.)

10.10+	Nick Pizzie Offer Letter, dated April 16, 2018 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2018.)
10.11

Form of Purchase Agreement, dated as of September 27, 2018, by and among the Company and the investors party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018.)

10.12

First Amendment to Loan and Security Agreement, dated as of November 26, 2018, by and between the Company and Silicon Valley Bank (Incorporated by reference, Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 15, 2019).

10.13

Loan and Security Agreement, dated as of March 5, 2019, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. (Incorporated by reference, Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 15, 2019).

10.14

First Amendment to Loan and Security Agreement dated as of July 25, 2019 by and among the Company, Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank, as a lender, WestRiver Innovation Lending Fund VIII, L.P., as a lender and each of the other lenders from time to time party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 29, 2019).

10.15**++	License Agreement, dated as of January 10, 2020, by and between the Company and Pfizer Inc.
10.16	Share Transfer Agreement by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2019).
10.17**	Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement pursuant to the 2015 Omnibus Incentive Compensation Plan.
21.1	Subsidiaries of the Company (Incorporated by reference, Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015.)
23.1**	Consent of Ernst & Young LLP.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

+            Indicates management contract or compensatory plan.

++           Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2020.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2020

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 12, 2020

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 12, 2020

/s/ Mark Saad Mark Saad	Director	March 12, 2020

yr
/s/ Myrtle Potter Myrtle Potter	Director	March 12, 2020