Form 10-Q
period 2020-03-31
Axsome Therapeutics, Inc.
filed 2020-05-11
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 37,075,944  shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 1, 2020.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

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

•	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;
•	our expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19;
•	our expectations for generating revenue or becoming profitable on a sustained basis;
•	our expectations or ability to enter into marketing and other partnership agreements;
•	our expectations or ability to enter into product acquisition and in-licensing transactions;
•	our expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;
•	our expected losses;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	the acceptance of our products by doctors, patients, or payors;
•	our stock price and its volatility;
•	our ability to attract and retain key personnel;
•	the performance of our third-party manufacturers;
•	our expectations for future capital requirements; and
•	our ability to successfully implement our strategy.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,313,408	$219,966,167
Prepaid and other current assets	309,370	413,095
Total current assets	197,622,778	220,379,262
Equipment, net	34,518	30,623
Other assets	143,575	139,875
Total assets	$197,800,871	$220,549,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,191,714	$10,943,325
Accrued expenses and other current liabilities	9,339,721	10,949,128
Loan payable, current portion	4,568,432	2,602,292
Total current liabilities	26,099,867	24,494,745
Loan payable, long-term	15,544,138	17,332,626
Total liabilities	41,644,005	41,827,371
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,075,422 and 36,933,217 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	3,707	3,693
Additional paid-in capital	364,532,798	354,614,189
Accumulated deficit	(208,379,639)	(175,895,493)
Total stockholders’ equity	156,156,866	178,722,389
Total liabilities and stockholders’ equity	$197,800,871	$220,549,760

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Operating expenses:
Research and development	$27,521,400	$7,603,081
General and administrative	4,970,057	2,818,392
Total operating expenses	32,491,457	10,421,473
Loss from operations	(32,491,457)	(10,421,473)
Interest income (expense)	7,311	(218,903)
Net loss	$(32,484,146)	$(10,640,376)
Net loss per common share, basic and diluted	$(0.88)	$(0.32)
Weighted average common shares outstanding, basic and diluted	37,061,356	33,052,468

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699

Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	$3,707	$364,532,798	$(208,379,639)	$156,156,866

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(32,484,146)	$(10,640,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,133,530	1,256,310
Non-cash research and development license expense	7,155,337	—
Amortization of debt discount	177,652	107,433
Change in fair value of warrants	—	—
Depreciation	5,436	11,439
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	103,725	111,668
Other assets	(3,700)	10,829
Accounts payable	1,248,389	(253,060)
Accrued expenses and other current liabilities	(1,609,407)	(103,453)
Net cash used in operating activities	(23,273,184)	(9,499,210)
Cash flows from investing activities
Purchases of equipment	(9,331)	—
Net cash used in investing activities	(9,331)	—
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	—	24,983,682
Proceeds from issuance of common stock upon exercise of options	629,756	410,162
Proceeds from issuance of term loan	—	20,000,000
Repayment of principal on term loan	—	(7,238,889)
Net cash (used in) provided by financing activities	629,756	38,154,955
Net (decrease) increase in cash	(22,652,759)	28,655,745
Cash at beginning of period	219,966,167	13,968,742
Cash at end of period	$197,313,408	$42,624,487
Supplemental disclosures of cash flow information:
Interest paid	$379,167	$216,667
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$—	$426,000

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes five product candidates, AXS‑05, AXS-07, AXS-09, AXS-12, and AXS-14, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $208.4  million.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or in light of other strategic considerations to finance its future cash needs.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2020, the balance of cash and cash equivalents was $197.3 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2020, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Research and Development Costs

Research and development expenses primarily consist of costs incurred in performing research and development activities, including preclinical studies, clinical trials, manufacturing costs, regulatory costs, employee salaries and benefits, stock‑based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), facilities costs, overhead costs, depreciation, and other related costs.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 and has not recorded an income tax benefit for the three months ended March 31, 2020 and 2019 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2020, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

For restricted stock units (“RSUs”) issued, the Company issues them in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. Prior to January 1, 2020, the Company only granted stock options. Beginning in 2020, for grants to employees, the Company granted a mix of stock options and RSUs.

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

The Company’s policy upon exercise of stock options and RSUs is that shares will be issued as new shares from the Company’s 2015 Omnibus Incentive Compensation Plan available share pool.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2020 and 2019.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

Note 3. Accrued Expenses and Other Current Liabilities

At March 31, 2020 and December 31, 2019 accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019

Research and development	$7,758,043	$8,209,594
Accrued compensation	455,176	2,056,356
Other	1,126,502	683,178
Total	$9,339,721	$10,949,128

Note 4. Loan and Security Agreement

Current Term Loan

2019 Term Loan

In March 2019, the Company entered into a $24.0 million growth capital term loan facility (the “2019 Term Loan”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P (“WestRiver”). The two-tranche loan agreement consists of an initial $20.0 million tranche (the “Term A Loan Advance”), which was funded upon closing, with the remaining $4.0 million (the “Term B Loan Advance”) initially available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019 (which was extended to December 31, 2019, in connection with the First Amendment to the 2019 Term Loan, as discussed below), with respect to the Company’s Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol (the “Milestone Event”). A portion of the first tranche was used to satisfy the Company’s existing obligations under the 2016 Amended Term Loan (as defined below) with SVB, which consisted of $5.6 million in outstanding principal balance and $0.85 million as a final payment fee, and such obligations are considered to be fully repaid and performed. The Term B Loan Advance of $4.0 million was not drawn down by the Company and has since expired.

The loan bears interest at an annual rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2%) above the Prime Rate. The loan advances mature in February 2023 and initially had an interest-only payment period of 12 months (which was extended to 18 months in connection with the First Amendment to the 2019 Term Loan, as discussed below), extendable to 18 months upon the drawing of the Term B Loan Advance (which is now extendable to 24 months as a result of the First Amendment to the 2019 Term Loan). The Company did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. Principal payments coming due within twelve months have been classified as current liabilities in the accompanying balance sheet. In addition, the Company was initially required to pay a final payment fee of 6.0% of the principal amount extended on the date of repayment of the 2019 Term Loan (which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as discussed below), which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $379,167 and $216,667 for the three months ended March 31, 2020 and 2019, respectively. In addition, amortization of the final payment fee was $119,014 and $69,665 for the three months ended March 31, 2020 and 2019, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	March 31,	December 31,
	2020	2019

Total Outstanding Debt	$20,000,000	$20,000,000
Add: accreted liability of final payment fee	523,378	404,364
Less: unamortized debt discount, long-term	(312,573)	(405,071)
Less: current portion of long-term debt	(4,666,667)	(2,666,667)
Loan payable, long-term	$15,544,138	$17,332,626

Current portion of long-term debt	$4,666,667	$2,666,667
Less: current portion of unamortized debt discount	(98,235)	(64,375)
Loan payable, current portion	$4,568,432	$2,602,292

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 6 - Stockholders’ Equity under the “Warrants” section.

Amortization of the debt discount in relation to warrants issued as described above was $58,638 and $37,768  for three months ended March 31, 2020 and 2019, respectively.

Scheduled Principal Payments on Outstanding Debt, as of March 31, 2020, are as follows:

2020	2,666,667
2021	8,000,000
2022	8,000,000
2023	1,333,333
Total principal payments outstanding	$20,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2020.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2020	2019

Basic and diluted net loss per common share:
Net loss	$(32,484,146)	$(10,640,376)
Weighted average common shares outstanding—basic and diluted	37,061,356	33,052,468
Net loss per common share—basic and diluted	$(0.88)	$(0.32)

The following potentially dilutive securities outstanding at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	March 31,
	2020	2019

Stock options	3,962,733	3,100,209
Restricted stock units	149,389	—
Warrants	69,656	181,369
Total	4,181,778	3,281,578

Note 6. Stockholders’ Equity

Capital Structure

In May 2019, the Company entered into a Sales Agreement with SVB Leerink (the “May 2019 Sales Agreement”), pursuant to which the Company could sell up to $50 million in shares of its common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement (as defined below). SVB Leerink was entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. The shares that were unsold under the May 2019 Sales Agreement at the time of the expiration of the 2016 Shelf Registration Statement were rolled over to the December 2019 Sales Agreement (see below).

In December 2019, the Company entered into a new Sales Agreement with SVB Leerink (the “December 2019 Sales Agreement”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The Company did not issue any shares of common stock pursuant to the December 2019 Sales Agreement during the three months ended March 31, 2020.

In December 2019, the Company completed an underwritten public offering, whereby the Company sold 2,300,000 shares of common stock at a public offering price of $87.00 per share. The Company received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, after deducting underwriting discounts and offering expenses.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. The 2019 Shelf Registration Statement was automatically effective upon filing with the SEC and is currently the Company’s only active shelf registration statement. The 2019 Shelf Registration Statement was filed in part to replace the Company’s previous non-automatic shelf registration statement, which became effective on December 16, 2016, and provided for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2016 Shelf Registration Statement”). The 2016 Shelf Registration Statement expired on December 16, 2019. Through the date of this report, the Company has issued common stock of approximately $207.4 million pursuant to the 2019 Shelf Registration Statement.

Under SEC rules, the 2019 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

There were 2,673,533 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March 31, 2020.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2020:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2019	3,458,447	$10.19
Granted	566,815	51.12
Exercised	(60,186)	10.46
Forfeited	(2,343)	13.98
Expired	—	—
Outstanding at March 31, 2020	3,962,733	$16.04	8.0	$171,744,639
Vested and expected to vest at March 31, 2020	3,954,064	$16.07	8.0	$171,248,106
Exercisable at March 31, 2020	1,958,757	$7.48	6.4	$100,572,453

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

The weighted average grant date fair value of options granted was $31.27 per option for the three months ended March 31, 2020. As of March 31, 2020, there was $30.5 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.6 years. These amounts do not include 14,530 options outstanding as of March 31, 2020, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. For the three months ended March 31, 2020 the weighted-average grant date fair value was $45.14. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2020, total compensation cost not yet recognized related to unvested RSUs was $6.7 million, which is expected to be recognized over a weighted-average period of 4.0 years.

The following table sets forth the RSU activity for the three months ended March 31, 2020:

Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2019	—	$—
Granted	149,389	45.14
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2020	149,389	$45.14	4.0	$8,788,555

Stock‑based compensation expense recognized for the three months ended March 31, 2020 and 2019 was allocated as follows:

	Three months ended March 31,
	2020	2019

Research and development	$634,375	$101,701
General and administrative	1,499,155	1,154,609
Total	$2,133,530	$1,256,310

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2020:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2019	69,656	$7.21
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2020	69,656	$7.21

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. In September 2019, SVB exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. The 2016 warrants have a seven-year term and expire on November 8, 2023. As of March 31, 2020, Life Sciences portion of 32,614 warrants remain outstanding.

Additionally, in connection with the 2016 Amended Term Loan, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance. Both of these warrants were classified as a component of stockholders’ equity. Prior to entering into the 2019 Term Loan, the fair value of these warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. In August 2019, SVB exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. The 2018 warrants have a seven-year term and expire on November 25, 2025. As of March 31, 2020, WestRiver’s portion of 7,875 warrants remain outstanding.

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

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Due to the Company not drawing down on the Term B Loan Advance by December 31, 2019, the July 2019 Warrants have been terminated. In December 2019, SVB exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 24,185 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of March 31, 2020, WestRiver’s portion of 29,167 warrants remain outstanding.

Note 7. License Agreements

Exclusive License Agreement with Pfizer

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

Under the terms of the Agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company's common stock on that date.  As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer License Agreement during the three months ended March 31, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2020, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS‑02, AXS‑05, and AXS‑04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS‑02, AXS‑05, and AXS‑04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS‑02, 3.0% for AXS‑05, and 1.5% for AXS‑04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product‑by‑product and country‑by‑country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid‑up, royalty‑free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. To date, the Company has not been required to make any payments to Antecip under any of the license agreements.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission, or SEC, on March 12, 2020.

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. For the many people facing unsatisfactory treatments for CNS disorders, we accelerate the invention and adoption of life-changing medicines. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. is being developed for major depressive disorder (MDD), treatment resistant depression (TRD), Alzheimer’s disease (AD) agitation, and as treatment for smoking cessation. AXS-07 is being developed for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for fibromyalgia. Additionally, we are currently evaluating other product candidates, such as AXS-09, which we intend to develop for CNS disorders. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA, or N-methyl-D-aspartate, receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan, or DM, and utilizes our metabolic inhibition technology. The DM component of AXS-05 is a non-competitive NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek U.S. Food and Drug Administration, or FDA, approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway. AXS-05 has been granted FDA Breakthrough Therapy designation for the treatment of MDD, as well as Fast Track designations for the treatment of Alzheimer’s disease agitation and treatment resistant depression.

We have completed two pivotal, one Phase 2 and one Phase 3, trials of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. We plan to submit a New Drug Application, or NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials. AXS-05 is currently in a Phase 3, open-label, long-term safety extension study in patients with MDD and TRD to further support the NDA filing. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. We have also complated a Phase 2/3 trial of AXS-05 in Alzheimer's disease, or AD, agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. AXS-05 is also being developed for smoking cessation treatment and a positive Phase 2 trial in the indication has been completed under a research collaboration between us and Duke University.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However, standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We intend to seek FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

We have completed two Phase 3 trials of AXS-07 for the actue treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We plan to submit an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials. AXS-07 is currently in a Phase 3 open-label, long-term safety extension study in patients with migraine to further support the NDA filing.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted Orphan Drug Designation by the FDA for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT trial. AXS-12 achieved the primary endpoint in the CONCERT trial.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. We are initially developing esreboxetine for the treatment of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer which includes a completed Phase 2 trial and Phase 3 trial in fibromyalgia, both of which were positive.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $32.5 million and $10.6 million for the three months ended March 31, 2020 and 2019, respectively. Our accumulated deficit as of March 31, 2020 was $208.4 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity,  debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

In January 2020, we entered into an exclusive license agreement with Pfizer Inc. for Pfizer's clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12, and esreboxetine, the active pharmaceutical ingredient in AXS-14.

In February 2020, we promoted Mark Jacobson from his role of Senior Vice President, Operations to the role of Chief Operating Officer.

In March 2020, we announced topline results of the STRIDE-1 Phase 3 trial of AXS-05 in TRD.

In April 2020, we announced that AXS-07 met the co‑primary endpoints in the INTERCEPT Phase 3 trial in the early treatment of migraine.

In April 2020, we disclosed that Myrtle Potter will not stand for re-election as a director at our 2020 Annual Meeting of Stockholders because of her other professional responsibilities.

In April 2020, we announced that AXS-05 met the primary endpoint in the ADVANCE-1 Phase 2/3 trial in AD agitation.

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

Research and Development Expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, regulatory costs, employee salaries and benefits, stock‑based compensation expense; contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs; overhead costs, depreciation, and other related costs.

Research and development activities are central to our business model. We will incur substantial costs beyond our present and planned clinical trials in order to file a New Drug Application, or an NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates if we obtain regulatory approval. We may never succeed in achieving regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Management considers many factors in developing the estimates and assumptions that are used in the preparation of our unaudited interim consolidated financial statements.

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

The following table summarizes our research and development expenses for our primary programs for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019

AXS-05	$9,317,822	$3,349,144
AXS-07	6,010,278	2,532,618
AXS-12	5,557,062	447,027
AXS-14	5,077,669	—
AXS-02	47,993	48,007
AXS-06	—	3,671
Other research and development	876,201	1,120,913
Stock-based compensation	634,375	101,701
Total research and development expenses	$27,521,400	$7,603,081

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, finance, commercial, and operational functions, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, insurance expense, and professional fees for legal and accounting services and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

Interest income (expense)

Interest income (expense) primarily consists of cash interest and non‑cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion) and also the interest we receive from SVB on our cash sweep account. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations. For the three months ended March 31, 2020, the amortization of debt discount expense was related to the 2019 Term Loan, the First Amendment to the 2019 Term Loan, and the 2016 Original and Amended Term Loan, whereas for the three months ended March 31, 2019, the majority of amortization of debt discount expense was related to only the 2016 Original Term Loan.

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

There have been no material changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended
	March 31,
	2020	2019

Operating expenses:
Research and development	$27,521,400	$7,603,081
General and administrative	4,970,057	2,818,892
Total operating expenses	32,491,457	10,421,973
Loss from operations	(32,491,457)	(10,421,973)
Interest income (expense)	7,311	(218,903)
Net loss	$(32,484,146)	$(10,640,876)

Comparison of the Three Months Ended March 31, 2020 and 2019

Research and Development Expenses.    Our research and development expenses for the three months ended March 31, 2020 were $27.5 million, compared to $7.6 million for the three months ended March 31, 2019, an increase of $19.9 million. R&D expense in the quarter included a one-time charge of $10.2 million for the Pfizer license agreement, of which $7.2 million was non-cash related. The remaining increase was due primarily to ongoing spend for our active clinical trials in the quarter which included the STRIDE-1, ADVANCE-1, and INTERCEPT trials, close-out costs for our previously completed GEMINI, MOMENTUM, and CONCERT trials, along with costs associated with the AXS-05 and AXS-07 open-label safety studies.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2020 was $5.0 million,  compared to $2.8 million for the three months ended March 31, 2019, an increase of $2.2 million. The change was primarily due to increased personnel costs, mainly from an increase in stock compensation expense, along with the build-out of the commercial function.

Interest Income (Expense).    Interest income (expense) for the three months ended March 31, 2020 was income of less than $0.1 million, compared to expense of $0.2 million for the three months ended March 31, 2019, a decrease of $0.2 million. The decrease of $0.2 million was driven by interest income of $0.6 million offset by interest expense and amortization of the debt discount associated with our March 2019 loan and security agreement with SVB for $20 million.

Liquidity and Capital Resources

Since our inception through March 31, 2020, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. As discussed in greater detail below, we completed an offering of common stock in March 2017, entered into a sales agreement in October 2017 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering until completion of the offering in January 2019, and completed a registered direct offering priced at the market in December 2017 and September 2018, each utilizing the 2016 Shelf Registration Statement. The 2016 Shelf Registration Statement expired on December 16, 2019.

In March 2017, we completed an underwritten public offering, whereby we sold 4,304,813 shares of our common stock at a public offering price of $3.74 per share. We received gross proceeds of approximately $16.1 million and net proceeds of approximately $14.8 million, net of underwriting discounts and offering expenses.

In October 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Leerink Partners LLC, or now known as SVB Leerink, pursuant to which we could sell up to $30 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the 2017 Sales Agreement. Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the 2017 Sales Agreement was automatically terminated, SVB Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the 2017 Sales Agreement.

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

In March 2019, we entered into a loan and security agreement with SVB Leerink and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, for a term loan up to $24.0 million, which completely replaces the Original Term Loan and the First Amendment to the Original Term Loan.  The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million is available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS‑12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished.

In May 2019, we entered into a  Sales Agreement with SVB Leerink, or the May 2019 Sales Agreement, pursuant to which we could sell up to $50 million in shares of our common stock from time to time through SVB Leerink, acting as our sale’s agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement (as defined below). SVB Leerink was entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. The shares that were unsold under the May 2019 Sales Agreement at the time of the expiration of the 2016 Shelf Registration Statement were rolled over to the December 2019 Sales Agreement (see below).

In July 2019, we entered into the first amendment to the 2019 Term Loan, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. We did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. The Loan Advances mature on February 1, 2023. See the subsection titled “July 2019 First Amendment to Loan and Security Agreement – Silicon Valley Bank” under the “Contractual Obligations and Commitments” section below for a further description of the First Amendment to the 2019 Term Loan.

On December 5, 2019, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2019 Shelf Registration Statement. It was declared effective by the SEC upon filing.

In December 2019, we entered into a new Sales Agreement with SVB Leerink, or the December 2019 Sales Agreement, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. We did not issue any common stock under the 2019 Sales Agreement during the three months ended March 31, 2020.

In December 2019, we completed an underwritten public offering, whereby we sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. We received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, after deducting underwriting discounts and offering expenses.

In the future, we may conduct additional offerings of one or more of the securities covered by the 2019 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements for at least two years from the date of this report. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three months ended March 31,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(23,273,184)	$(9,499,210)
Investing activities	(9,331)	—
Financing activities	629,756	38,154,955
Net increase (decrease) in cash	$(22,652,759)	$28,655,745

Operating Activities.  Cash used in operating activities for the three months ended March 31, 2020 was $23.3 million as compared to $9.5 million for the three months ended March 31, 2019. The increase of $13.8 million in net cash used included the upfront cash payment of $3.0  million to Pfizer. Additionally, there was a higher cash outlay as a result of the multiple product candidates that were in clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2020 and 2019.

Financing Activities.    Cash provided by financing activities was $0.6 million for the three months ended March 31, 2020, which are proceeds from the issuance of common stock upon exercise of employee stock options. For the three months ended March 31, 2019, cash provided by financing activities was $38.2 million, which included net proceeds from the sale of common stock through our 2017 Sales Agreement with SVB Leerink of $25.0 million and proceeds from the 2019 Term Loan of $20.0 million, offset by the repayment on our 2016 Amended Term Loan of $7.2 million.

Funding requirements

We have not achieved profitability since our inception and we expect to continue to incur significant losses for the foreseeable future. We expect our cumulative losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

We anticipate that we will likely need to raise additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

•	unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19;
•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

License agreement with Pfizer

In January 2020, we entered into a license agreement with Pfizer. Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million.  We determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the our common stock on that date. As a result, the fair value of the stock issued was $7.2 million.

 Pfizer can also receive up to $323 million upon the achievement of certain regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14.

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

November 2016 Loan and Security Agreement—Silicon Valley Bank

In November 2016, we entered into the 2016 Original Term Loan with SVB Leerink, for a term loan of up to $20.0 million. The initial tranche of $10.0 million was funded shortly after executing the loan agreement. We were scheduled to make interest only payments on the loan until December 1, 2017, which could have been extended under certain circumstances. Under the terms of the loan, we had the opportunity, but not the obligation to, draw two additional tranches of $5.0 million each prior to November 9, 2017 and December 31, 2017, subject to the achievement of certain clinical and financial milestones. Because we did not achieve the conditional criteria to access the second and third tranches before the specified dates, the $10.0 million in additional term loan advances expired.

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

In connection with the loan, SVB Leerink and Life Science Loans, LLC, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance.

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

March 2019 Loan and Security Agreement—Silicon Valley Bank

In March 2019, we entered into the 2019 Term Loan with SVB and WestRiver consisting of an initial $20.0 million tranche, which was funded shortly upon closing, with the remaining $4.0 million available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to the FDA, provided that we have not received any objections from the FDA within thirty days after submission of such Phase 3 protocol. A portion of the first tranche was used to satisfy our then-existing obligations under our 2016 Amended Term Loan and such obligations are considered to be fully repaid and completed.

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

July 2019 First Amendment to Loan and Security Agreement—Silicon Valley Bank

In July 2019, we entered into the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. We did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. The Loan Advances mature on February 1, 2023.

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

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued the July 2019 Warrants, which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of our common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Since we did not draw down the Term B Loan Advance, SVB did not earn the July 2019 Warrants.

Impact of the CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses (“NOLs”), carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We are currently evaluating the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $197.3 million and $220.0 million as of March 31, 2020 and December 31, 2019, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2020 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2020.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability.

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $32.5 million and $68.3 million for three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $208.4 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	hire additional clinical, medical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
•

establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;

•	undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
•	continue to conduct our open-label, long-term safety extension trial for AXS-05;

•	continue to conduct our open-label, long-term safety extension trial for AXS-07;
•	conduct our planned Phase 3 clinical trial with AXS-05 in TRD;
•	conduct our planned Phase 3 clinical trial with AXS‑05 in AD agitation;
•	conduct our two planned Phase 3 clinical trials with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 for smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
•	continue to evaluate, plan for, and potentially conduct clinical trials for AXS-14 for fibromyalgia;
•	develop, in‑license, or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;
•	conduct additional non‑clinical studies with any product candidates;
•	conduct clinical studies with any additional product candidates;
•	require larger quantities of product; and
•	maintain, expand, and protect our intellectual property portfolio.

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

We will likely need additional funding to conduct our future clinical trials and to complete development and commercialization of our product candidates. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

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

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In July 2019, we entered into a first amendment to the loan and security agreement, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. We did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. The Loan Advances mature on February 1, 2023, which we refer to as the Maturity Date.

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, we will begin making monthly payments of principal in equal monthly installments for 30 consecutive months and monthly payments of interest, until the Maturity Date.  Interest will accrue on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon our repayment of the Loan Advances from 6.0% to 6.30% of the original principal amount of the Loan Advances.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We began enrolling patients in two open-label safety studies for (i) AXS-05 in the treatment of depression and (ii) AXS-07 in the acute treatment of migraine in July 2019. Additional Phase 3 trials with AXS-05 in TRD, AXS-05 in AD agitation, and AXS-12 in narcolepsy are planned. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. For AXS-05, we completed three Phase 1 pharmacokinetic studies, one Phase 2 and one Phase 3 trial in MDD, and one Phase 3 trial in TRD. For AXS-07, we have conducted one Phase 1 clinical trial, and two Phase 3 clinical trials. For AXS-12, we completed a Phase 2 trial.  Moreover, we have only completed limited early stage studies with our AXS-09 product candidate to date. Additional manufacturing work is required for our candidates.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. For example, in January 2018, we conducted an interim analysis for our then-ongoing Phase 3 trial of AXS-02 for the treatment of CRPS, which we referred to as the CREATE-1 trial, and for our Phase 3 trial of AXS-02 for the treatment of the pain of knee OA associated with BMLs, which we refer to as the COAST-1 trial. The independent data monitoring committee recommended continuation of our COAST-1 trial and discontinuation of our CREATE-1 trial for futility. We had paused screening in the COAST-1 trial prior to the conduct of the interim analysis for that trial and have subsequently closed out the trial. We conducted one interim analysis for the Phase 3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS-05 for the treatment of depression, agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine, AXS-12 for the treatment of narcolepsy and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS-02 and AXS-05, as well as AXS-04, a product candidate that is currently in early stage development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In the United States, we currently plan to, at least initially, seek approval of our product candidates using the 505(b)(2) pathway. The FDA interprets Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA, though, requires companies to perform additional clinical trials or preclinical studies to support any deviation from the previously approved product and to support reliance on the FDA’s prior findings of safety and efficacy or published literature.

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

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS‑05 may result in dry mouth, nausea, insomnia, dizziness, pharyngitis, abdominal pain, agitation, anxiety, tremor, seizure, increase in blood pressure and heart rate, hepatoxicity, hypoglycemia, thrombocytopenia or other hypersensitivity reactions, QRS prolongation, left ventricular hypertrophy or left ventricular dysfunction, palpitation, sweating, tinnitus, myalgia, anorexia, urinary frequency, rash, seizure, hypertension, activation of mania or hypomania, psychosis and other neuropsychiatric reactions, suicidal ideation, suicide attempt, completed suicide, angle closure glaucoma, allergic or anaphylactoid or anaphylactic reactions, diarrhea, cough, vomiting, asthenia, peripheral edema, urinary tract infection, influenza, increased gamma‑glutamyltransferase, flatulence, or other adverse events or potential adverse events reported or discussed in the product labels for bupropion‑containing products or dextromethorphan‑containing products including Wellbutrin, Wellbutrin SR, Wellbutrin XL, Aplenzin, Forfivo, Zyban, Contrave, and Nuedexta.

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS-07 may result in fatigue, confusion, dry mouth, diarrhea, nausea, insomnia, anemia, increased appetite, anxiety, sweating, dizziness, palpitations, arrythmia, tachycardia, abnormal vision, syncope, seizure, tremor, tinnitus, dizziness, somnolence, paresthesia, dysgeusia, dyspepsia, constipation, weight increase or decrease, gastritis, hematuria, flatulence, esophagitis, gastric ulcers, gastroesophageal reflux, gastrointestinal hemorrhages, colitis, rash, pain or tightness in the chest, neck, throat or jaw, upper respiratory tract infections, influenza-like symptoms, or other adverse events or potential adverse events reported or discussed in the product labels for meloxicam‑containing or rizatriptan-containing products including Anjeso, Vivlodex, Mobic, and Maxalt.

Based on the side effects disclosed in EMA product label for marketed drugs that contain the same active molecule as our product candidate, AXS-12 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

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

Under the Hatch Waxman Act, the holder of patents listed in the Orange Book for NDAs that a 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent or NDA owner’s receipt of notice triggers a one time, automatic, 30 month stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval will not be made effective until any existing non patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, or exclusivities for changes to NCEs listed in the Orange Book for the referenced product have expired or, if possible, are carved out from the label.

In practice, companies that produce branded reference listed drugs often bring patent litigation against applicants that seek regulatory approval to market generic or reformulated versions of their products. Litigation to enforce or defend intellectual property rights is often complex and often involves significant expense and can delay or prevent introduction or sale of our product candidates. If a court finds patents valid and infringed by our product candidates, we may be required to cease selling, relinquish or destroy existing stock, or pay monetary damages unless we can obtain a license from the patent holder. There may also be situations where we use our business judgment and decide to market and sell our approved products, notwithstanding the fact that allegations of patent infringement have not been finally resolved by the courts, an approach known as an “at risk launch.” The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner which may be greater than the profits earned by the infringer. In the case of willful infringement, such damages may be increased up to three times. An adverse decision in patent litigation could have a material adverse effect on our business, financial position, and results of operations and could cause the market value of our common stock to decline. Should we need to file a paragraph IV certification in the future for our product candidates, we may risk patent litigation and substantial delays.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, with respect to AXS‑05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD and on the MOMENTUM trial, which is being conducted pursuant to a Special Protocol Assessment, or SPA, to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional one or more clinical studies to support the filing of an NDA for either of these product candidates. Finally, for AXS-12, we will need to conduct additional clinical studies in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as agitation associated with AD. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS-05 include nausea, dizziness, dry mouth, decreased appetite, somnolence, and anxiety. Some reported adverse events resulted in discontinuations from our trials of AXS-05. The most frequent adverse events resulting in discontinuation included anxiety, dizziness, disturbance in attention, initial insomnia, and nausea. AXS-05 consists of DM and bupropion, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS-07 include nausea, dizziness, somnolence, and paresthesia. AXS-07 consists of meloxicam and rizatriptan, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

To date, the most commonly reported adverse events observed in the completed clinical trial of AXS-12 include anxiety, constipation, and insomnia.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays which would cause us to miss our projected timelines and could require us to abandon one or more clinical trials altogether. For instance, because we are seeking regulatory approval for certain indications that may have a narrow or small patient population, it may be difficult to find patients eligible to participate in our clinical studies at a sufficient rate or in a sufficient quantity. We may be required by the FDA to modify the entry criteria for our planned Phase 3 clinical trials and these changes may make it more difficult to enroll patients in our clinical trials. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their symptoms. A significant number of withdrawn patients would compromise the quality of our data.

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

As product candidates are developed through preclinical studies to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, as we begin scale-up efforts for commercial-size manufacturing batches, formulation changes may necessary to improve tablet robustness. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

We have received a Fast Track product designation for AXS-02 for the treatment of the pain of knee OA associated with BMLs, and for AXS-05 for both the treatment of TRD as well as for the treatment of AD agitation, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate expedited review for product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Allergan plc; Amgen Inc.; Avadel Pharmaceuticals plc; Biohaven Pharmaceutical Holding Company Ltd.; Eli Lilly and Company; H. Lundbeck A/S; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; OPKO Health, Inc., and Sage Therapeutics, Inc.

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, bupropion, meloxicam, rizatripan, reboxetine, and esomeprazole, are available in the United States and abroad and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

We currently anticipate that we may be eligible for three years of non patent marketing exclusivity in the United States for our product candidates if they are approved. These three years, however, would only protect our modifications in formulation or approved uses in comparison to the reference listed drug and would not prevent other companies from submitting full NDAs, and would not prevent physicians from prescribing other products off-label or third party payors from reimbursing for them., since providers are not prohibited from prescribing medications for indications other than the approved indications listed on the label. Moreover, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non patent protection may not prevent FDA making an approval effective.

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

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $8.0 million annual aggregate coverage limit. We have also obtained local policies in those foreign jurisdictions where it was appropriate. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.

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

Our business operations, financial condition, results of operations and cash flows may be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

For example, in December 2019, a novel strain of coronavirus,  COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Currently, the COVID-19 pandemic is having a significant adverse impact on the conduct of oncology clinical trials in the US. The evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, has impacted and could continue to impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals.

We may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA has announced that domestic and foreign facility inspections are temporarily delayed, while inspections deemed “mission critical” (e.g., pre-approval and for-cause inspections) will be carried out on a case-by-case basis. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications and product candidates. The FDA has indicated that it will utilize interim measures such as reviewing a firm’s previous compliance history, using information shared from foreign governments as part of mutual recognition and confidentiality agreements and requesting records “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may impact our business.

Further, on March 25, 2020, the FDA issued Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic for Industry, Investigators, and Institutional Review Boards to assist sponsors in assuring the safety of trial participants, maintaining compliance with good clinical practices, and minimizing risks to trial integrity during the COVID-19 Pandemic, or the COVID-19 Guidelines. The policy is intended to remain in effect only for the duration of the public health emergency related to COVID-19 declared by the Department of Health and Human Services on January 31, 2020. We have implemented several procedures in accordance with the COVID-19 Guidelines to address patient safety and clinical trial conduct during the COVID-19 pandemic, including remote monitoring of patients through telemedical visits, remote monitoring of sites by our clinical trial monitors, remote data entry, and follow-up visits at sites other than the site where the patient was initially treated. Our implementation of the COVID-19 Guidelines and potential disruptions to patient follow up, site monitoring or the timely completion of our trials may have a negative effect on our ability to complete trials and associated regulatory filings

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects may have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We will continue to monitor the COVID-19 situation closely.

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

In addition, the patentability of claims in pending patent applications covering any of our current or future product candidates can be challenged by third parties during prosecution in the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, petitions for post-grant review of 9 U.S. Patents covering the Axsome PPC programs oral zoledronic acid, the active moiety in our AXS-02 product candidate, and neridronic acid, the active moiety in a product candidate under development by a competitor of Axsome, were filed at the USPTO by Grunenthal GmbH, or Grunenthal, requesting that the Patent Trial and Appeal Board, or PTAB, institute proceedings to review the validity of the patents. Post-grant reviews were instituted for each.

In May 2020, the PTAB entered a final written decision for U.S. Patent No. 9,867,839, containing claims directed to the use of oral zoledronic acid, and of neridronic acid, for the treatment of joint pain, holding that the sixteen claims covering oral zoledronic acid were valid and that the fourteen claims covering neridronic acid were invalid for obviousness. In February 2020, the PTAB entered a final written decision for U.S. Patent No. 9,820,999, containg claims directed to the use of neridronic acid for the treatment of complex regional pain syndrome, or CRPS, holding that thirteen of the claims were valid, and seventeen of the claims were invalid for lacking novelty. The PTAB previously entered final written decisions for U.S. Patents No. 9,283,239; 9,408,862; and 9,539,268, each containing claims directed to certain dosage forms containing zoledronic acid or the use of certain dosage forms containing zoledronic acid, holding that the claims were invalid for lack of written description, novelty, and/or obviousness. The PTAB also previously entered a final written decision for U.S. Patent No. 9,707,245, containing claims directed to the use of neridronic acid for the treatment of CRPS, holding that the claims were invalid for lacking novelty and for obviousness. The PTAB has also rendered decisions to institute post-grant reviews and oral arguments have been held for U.S. Patents No. 9,931,352; 10,039,774; and 10,052,338, each containing claims directed to the use of neridronic acid for the treatment of CRPS.

Any claim the PTAB determines to be unpatentable as a result of these proceedings would be stricken from the challenged patents or modified. Additionally, we cannot be sure that the validity of the claims in other issued patents covering any of our current or future product candidates will not also be challenged, or that Grunenthal will not file any additional petitions for post-grant review with respect to any of our current or future product candidates. We may incur increased expenses related to the growth of our intellectual property portfolio and to its defense.

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

Competitors may infringe our issued patents, our in licensed patents, or other intellectual property that we own or in license. Under the terms of our license agreements with Antecip, if we believe a third party is infringing on the patents subject to the licenses, we are obligated, at our own expense, to initiate suit against those third parties. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources than we do. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

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

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer, for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and seeking and maintaining regulatory approvals for the compounds and products The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product.

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

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02 and AXS-05, as well as AXS-04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic,  veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10‑K, such as the federal Anti Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward, regardless of the results of the 2020 presidential election. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

Third party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, financial condition, results of operations, and prospects.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post marketing studies in order to demonstrate the cost effectiveness of any future products to the satisfaction of hospitals and other target customers and their third party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost effective. Adequate third party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA, including 505(b)(2) drugs, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

For example, there have been numerous attempts by Congress and the Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple law suits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. Next term, the Supreme Court will hear arguments on the constitutionality of the ACA, in particular with respect to Texas v. Azar’s holding that the TCJA rendered the individual mandate unconstitutional and by extension, the entirety of the ACA. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of May  1, 2020, we had only 45 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As we continue to complete our clinical trials and prepare for commercialization of our product candidates, and as our company continues to grow, we may experience significant strains on our resources, including to our administrative, operational and financial infrastructure, which will result in additional burdens on management. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future, and already during the first half of 2020, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

As of May 1, 2020, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 37% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 1, 2020, we have outstanding 37,075,944 shares of common stock and 4,181,778 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 28,839,047 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act including permitting NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We are currently evaluating the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

10.1

License Agreement, dated as of January 10, 2020, by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 12, 2020).

10.2	Share Transfer Agreement by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

AXSOME THERAPEUTICS, INC.

Date: May 11, 2020	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)