Form 10-Q
period 2020-06-30
Axsome Therapeutics, Inc.
filed 2020-08-10
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4241907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Cortlandt Street 16th Floor New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 332-3241

Former Address: 200 Broadway, 3rd Floor, New York, NY 10038

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

There were 37,284,266 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 3, 2020.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	our expectations for increases or decreases in expenses;
●	our expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products that we may acquire or in-license;
●	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;
●	our expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19;
●	our expectations for generating revenue or becoming profitable on a sustained basis;
●	our expectations or ability to enter into marketing and other partnership agreements;
●	our expectations or ability to enter into product acquisition and in-licensing transactions;
●	our expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;
●	our expected losses;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the acceptance of our products by doctors, patients, or payors;
●	our stock price and its volatility;
●	our ability to attract and retain key personnel;
●	the performance of our third-party manufacturers;
●	our expectations for future capital requirements; and
●	our ability to successfully implement our strategy.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,682,109	$219,966,167
Prepaid and other current assets	137,181	413,095
Total current assets	190,819,290	220,379,262
Equipment, net	30,422	30,623
Other assets	139,875	139,875
Total assets	$190,989,587	$220,549,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,363,225	$10,943,325
Accrued expenses and other current liabilities	7,091,470	10,949,128
Loan payable, current portion	6,547,261	2,602,292
Total current liabilities	23,001,956	24,494,745
Loan payable, long-term	13,744,321	17,332,626
Total liabilities	36,746,277	41,827,371
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,267,510 and 36,933,217 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	3,726	3,693
Additional paid-in capital	380,946,215	354,614,189
Accumulated deficit	(226,706,631)	(175,895,493)
Total stockholders’ equity	154,243,310	178,722,389
Total liabilities and stockholders’ equity	$190,989,587	$220,549,760

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$10,542,957	$11,003,142	$38,064,357	$18,606,223
General and administrative	7,235,877	2,445,077	12,205,934	5,263,469
Total operating expenses	17,778,834	13,448,219	50,270,291	23,869,692
Loss from operations	(17,778,834)	(13,448,219)	(50,270,291)	(23,869,692)
Interest income (expense)	(548,158)	(313,995)	(540,847)	(532,898)
Net loss	$(18,326,992)	$(13,762,214)	$(50,811,138)	$(24,402,590)
Net loss per common share, basic and diluted	$(0.49)	$(0.41)	$(1.37)	$(0.73)
Weighted average common shares outstanding, basic and diluted	37,100,770	33,801,749	37,081,064	33,429,178

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699
Stock-based compensation	—	—	888,556	—	888,556
Issuance of common stock upon exercise of options	59,720	6	205,330	—	205,336
Issuance of common stock upon exercise of warrants	24,389	2	144,868	—	144,870
Issuance of warrants upon debt financing	—	—	(39,000)	—	(39,000)
Issuance of common stock upon financing	942,285	95	19,471,603	—	19,471,698
Net loss	—	—	—	(13,762,214)	(13,762,214)
Balance at June 30, 2019	34,330,441	$3,433	$156,232,409	$(131,952,897)	$24,282,945

Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	$3,707	$364,532,798	$(208,379,639)	$156,156,866
Stock-based compensation	—	—	4,148,025	—	4,148,025
Issuance of common stock upon exercise of options	20,428	2	190,407	—	190,409
Issuance of common stock upon exercise of warrants	29,982	3	-	—	3
Issuance of common stock upon financing	141,678	14	12,074,985	—	12,074,999
Net loss	—	—	—	(18,326,992)	(18,326,992)
Balance at June 30, 2020	37,267,510	$3,726	$380,946,215	$(226,706,631)	$154,243,310

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(50,811,138)	$(24,402,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,281,555	2,144,866
Non-cash research and development license expense	7,155,337	—
Amortization of debt discount	356,664	294,818
Depreciation	10,960	22,549
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	275,914	431,447
Other assets	—	(56,624)
Accounts payable	(1,580,100)	2,449,875
Accrued expenses and other current liabilities	(3,857,658)	934,659
Net cash used in operating activities	(42,168,466)	(18,181,000)
Cash flows from investing activities
Purchases of equipment	(10,759)	(11,464)
Net cash used in investing activities	(10,759)	(11,464)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	12,074,999	44,455,380
Proceeds from issuance of term loan	—	20,000,000
Repayment of principal on term loan	—	(7,238,889)
Proceeds from issuance of common stock upon exercise of options	820,165	615,498
Proceeds from issuance of common stock upon exercise of warrants	3	144,870
Net cash (used in) provided by financing activities	12,895,167	57,976,859
Net (decrease) increase in cash	(29,284,058)	39,784,395
Cash at beginning of period	219,966,167	13,968,742
Cash at end of period	$190,682,109	$53,753,137
Supplemental disclosures of cash flow information:
Interest paid	$762,501	$595,833
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$—	$387,000

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes five product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, the Company had an accumulated deficit of $226.7 million.

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

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments, the Company does not believe the COVID-19 pandemic has had or will have a material impact on the Company’s current investment liquidity.

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

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense; the determination of the fair value of the warrants; the accounting for research and development costs; and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2020, the balance of cash and cash equivalents was $190.7 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At June 30, 2020, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s financial instruments are cash, accounts payable, accrued liabilities, and current and long-term debt. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt, the 2019 Term Loan (see Note 4 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

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

Equipment

Equipment consists primarily of computer equipment and is recorded at cost. Equipment is depreciated on a straight-line basis over its estimated useful life, which the Company estimates to be three years. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

Research and Development Costs

Research and development expenses primarily consist of costs incurred in performing research and development activities, including preclinical studies, clinical trials, manufacturing costs, regulatory costs, employee salaries and benefits, stock-based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), facilities costs, overhead costs, depreciation, and other related costs.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 and has not recorded an income tax benefit for the six months ended June 30, 2020 and 2019 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2020, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock-Based Compensation

For stock options issued, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, expected dividends of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management’s judgment. In addition, the Company recognizes expense for equity awards forfeitures as they occur.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2020 and 2019.

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

Note 3. Accrued Expenses and Other Current Liabilities

At June 30, 2020 and December 31, 2019 accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019

Research and development	$4,432,159	$8,209,594
Accrued compensation	1,446,891	2,056,356
Other	1,212,420	683,178
Total	$7,091,470	$10,949,128

Note 4. Loan and Security Agreement

Current Term Loan

2019 Term Loan

In March 2019, the Company entered into a $24.0 million growth capital term loan facility (the “2019 Term Loan”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). The two-tranche loan agreement consists of an initial $20.0 million tranche (the “Term A Loan Advance”), which was funded upon closing, with the remaining $4.0 million (the “Term B Loan Advance”) initially available to be drawn, at the Company’s option, subject to the achievement of positive data, on or prior to August 15, 2019 (which was extended to December 31, 2019, in connection with the First Amendment to the 2019 Term Loan, as discussed below), with respect to the Company’s Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that the Company has not received any objections from the FDA within thirty days after submission of such Phase 3 protocol (the “Milestone Event”). A portion of the first tranche was used to satisfy the Company’s existing obligations under the 2016 Amended Term Loan (as defined below) with SVB, which consisted of $5.6 million in outstanding principal balance and $0.85 million as a final payment fee, and such obligations are considered to be fully repaid and performed. The Term B Loan Advance of $4.0 million was not drawn down by the Company and has since expired.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $379,167 and $758,334 for the three and six months ended June 30, 2020, respectively, as compared to $379,166 and $595,833 for the three and six months ended June 30, 2019, respectively. In addition, amortization of the final payment fee was $119,014 and $238,028 for the three and six months ended June 30, 2020, respectively, as compared to $126,259 and $195,924 for the three and six months ended June 30, 2019, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2020	2019

Total Outstanding Debt	$20,000,000	$20,000,000
Add: accreted liability of final payment fee	642,392	404,364
Less: unamortized debt discount, long-term	(231,404)	(405,071)
Less: current portion of long-term debt	(6,666,667)	(2,666,667)
Loan payable, long-term	$13,744,321	$17,332,626

Current portion of long-term debt	$6,666,667	$2,666,667
Less: current portion of unamortized debt discount	(119,406)	(64,375)
Loan payable, current portion	$6,547,261	$2,602,292

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 6 - Stockholders’ Equity under the “Warrants” section.

Amortization of the debt discount in relation to warrants issued as described above was $59,998 and $118,636 for three and six months ended June 30, 2020, as compared to $61,126 and $98,894 for the three and six months ended June 30, 2019, respectively.

Scheduled Principal Payments on Outstanding Debt, as of June 30, 2020, are as follows:

2020	2,666,667
2021	8,000,000
2022	8,000,000
2023	1,333,333
Total principal payments outstanding	$20,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the six months ended June 30, 2020.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Basic and diluted net loss per common share:
Net loss	$(18,326,992)	$(13,762,214)	$(50,811,138)	$(24,402,590)
Weighted average common shares outstanding—basic and diluted	37,100,770	33,801,749	37,081,064	33,429,178
Net loss per common share—basic and diluted	$(0.49)	$(0.41)	$(1.37)	$(0.73)

The following potentially dilutive securities outstanding at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2020	2019

Stock options	3,979,607	3,113,891
Restricted stock units	150,143	—
Warrants	37,042	156,982
Total	4,166,792	3,270,873

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

In December 2019, the Company entered into a new Sales Agreement with SVB Leerink (the “December 2019 Sales Agreement”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The Company received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million during the six months ended June 30, 2020.

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

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. The 2019 Shelf Registration Statement was automatically effective upon filing with the SEC and is currently the Company’s only active shelf registration statement. The 2019 Shelf Registration Statement was filed in part to replace the Company’s previous non-automatic shelf registration statement, which became effective on December 16, 2016, and provided for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2016 Shelf Registration Statement”). The 2016 Shelf Registration Statement expired on December 16, 2019. Through the date of this report, the Company has issued common stock of approximately $219.8 million pursuant to the 2019 Shelf Registration Statement.

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

Equity Incentive Plans

There were 2,635,527 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June 30, 2020.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2019	3,458,447	$10.19
Granted	630,135	53.75
Exercised	(80,614)	10.17
Forfeited	(28,361)	14.23
Expired	—	—
Outstanding at June 30, 2020	3,979,607	$17.06	7.8	$259,886,170
Vested and expected to vest at June 30, 2020	3,973,438	$17.08	7.8	$259,386,596
Exercisable at June 30, 2020	2,177,471	$9.07	6.3	$159,414,994

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

The weighted average grant date fair value of options granted was $34.24 per option for the six months ended June 30, 2020. As of June 30, 2020, there was $30.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.2 years. These amounts do not include 11,295 options outstanding as of June 30, 2020, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. For the six months ended June 30, 2020 the weighted-average grant date fair value was $32.79. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2020, total compensation cost not yet recognized related to unvested RSUs was $4.6 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table sets forth the RSU activity for the six months ended June 30, 2020:

		Weighted	Weighted
		average	average	Aggregate
	Number	grant date	contractual	intrinsic
	of shares	fair value	term	value
Outstanding at December 31, 2019	—	$—
Granted	150,295	32.80
Released	—	—
Forfeited	(152)	—
Outstanding at June 30, 2020	150,143	$32.79	3.7	$12,353,766

Stock-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Research and development	$1,037,530	$264,731	$1,671,905	$366,432
General and administrative	3,110,495	623,825	4,609,650	1,778,434
Total	$4,148,025	$888,556	$6,281,555	$2,144,866

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2020:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2019	69,656	$7.21
Issued	—	—
Exercised	(32,614)	7.41
Outstanding at June 30, 2020	37,042	$7.03

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC (“Life Science”) received warrants to purchase an aggregate 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. In September 2019, SVB exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. In addition, in May 2020, Life Science exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued Life Science 29,982 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of June 30, 2020, none of the warrants issued in connection with the 2016 Original Term Loan were outstanding.

Additionally, in connection with the 2016 Amended Term Loan, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance. Both of these warrants were classified as a component of stockholders’ equity. Prior to entering into the 2019 Term Loan, the fair value of these warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. In August 2019, SVB exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. The 2018 warrants have a seven-year term and expire on November 25, 2025. As of June 30, 2020, WestRiver’s portion of 7,875 warrants remain outstanding.

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

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Due to the Company not drawing down on the Term B Loan Advance by December 31, 2019, the July 2019 Warrants have been terminated. In December 2019, SVB exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 24,185 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of June 30, 2020, WestRiver’s portion of 29,167 warrants remain outstanding.

Note 7. License Agreements

Exclusive License Agreement with Pfizer

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. (“Pfizer”) for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which the Company is developing for the treatment of narcolepsy. The agreement also provides the Company exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia.

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the six months ended June 30, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the six months ended June 30, 2020, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. To date, the Company has not been required to make any payments to Antecip under any of the license agreements.

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

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. For the many people facing unsatisfactory treatments for CNS disorders, we accelerate the invention and adoption of life-changing medicines. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder (MDD), treatment resistant depression (TRD), Alzheimer’s disease (AD) agitation, and as an aid to smoking cessation treatment. AXS-07 is being developed for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, such as AXS-09, which we intend to develop for CNS disorders. The Axsome Pain and Primary Care business unit, or Axsome PPC, houses our pain and primary care assets. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available and improves the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA, or N-methyl-D-aspartate, receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan, or DM, and utilizes our metabolic inhibition technology. The DM component of AXS-05 is a non-competitive NMDA, receptor antagonist, also known as a glutamate receptor modulator. The DM component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We intend to seek U.S. Food and Drug Administration, or FDA, approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway. AXS-05 has been granted FDA Breakthrough Therapy designation for both the treatment of MDD and the treatment of Alzheimer’s disease agitation, as well as Fast Track designations for the treatment of Alzheimer’s disease agitation and treatment resistant depression.

We have completed two pivotal, one Phase 2 and one Phase 3, trials of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. We plan to submit a New Drug Application, or NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials. AXS-05 is currently in a Phase 3, open-label, long-term safety extension study in patients with MDD and TRD known as the COMET trial to further support the NDA filing. Additionally, AXS-05 is in three Phase 2 open-label efficacy sub-studies of the COMET trial which will evaluate the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have initiated the MERIT (Mechanistic Evaluation of Response in TRD) trial, a Phase 2, double-blind, placebo-controlled, randomized withdrawal study in patients with TRD. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration between us and Duke University.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We plan to submit an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials. AXS-07 is currently in a Phase 3 open-label, long-term safety extension study in patients with migraine known as the MOVEMENT trial to further support the NDA filing.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Breakthrough Therapy designation and Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT trial. AXS-12 achieved the primary endpoint in the CONCERT trial.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $50.8 million and $24.4 million for the six months ended June 30, 2020 and 2019, respectively. Our accumulated deficit as of June 30, 2020 was $226.7 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In June 2020, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of AD.

In June 2020, we entered into a 12-month lease at 22 Cortlandt Street, New York, NY 10007 effective as of August 1, 2020.

In July 2020, we completed a successful FDA pre-NDA meeting for AXS-05 for the treatment of MDD.

In August 2020, we received FDA Breakthrough Therapy designation for AXS-12 for the treatment of narcolepsy.

In August 2020, we announced the initiation of three Phase 2 open-label efficacy sub-studies of the COMET trial which will evaluate the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation.

In August 2020, we announced the initiation of the MERIT (Mechanistic Evaluation of Response in TRD) trial, a Phase 2, double-blind, placebo-controlled, randomized withdrawal study in patients with TRD.

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

Research and Development Expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, regulatory costs, employee salaries and benefits, stock-based compensation expense; contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs; overhead costs, depreciation, and other related costs.

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

The following table summarizes our research and development expenses for our primary programs for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

AXS-05	$5,257,477	$4,312,909	$14,575,299	$7,662,053
AXS-07	2,920,493	5,204,570	8,930,771	7,737,188
AXS-12	153,901	429,122	5,710,963	876,149
AXS-14	—	—	5,077,669	—
AXS-02	43,274	41,895	91,267	89,902
AXS-06	—	805	—	4,476
Other research and development	1,130,282	749,110	2,006,483	1,870,023
Stock-based compensation	1,037,530	264,731	1,671,905	366,432
Total research and development expenses	$10,542,957	$11,003,142	$38,064,357	$18,606,223

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, finance, commercial, and operational functions, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance expense, and professional fees for legal and accounting services and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

Interest income (expense)

Interest income (expense) primarily consists of cash interest and non-cash costs related to our term loan with SVB (see “Liquidity and Capital Resources” below for a further discussion) and also the interest we receive from SVB on our cash sweep account. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$10,542,957	$11,003,142	$38,064,357	$18,606,223
General and administrative	7,235,877	2,445,077	12,205,934	5,263,469
Total operating expenses	17,778,834	13,448,219	50,270,291	23,869,692
Loss from operations	(17,778,834)	(13,448,219)	(50,270,291)	(23,869,692)
Interest income (expense)	(548,158)	(313,995)	(540,847)	(532,898)
Net loss	$(18,326,992)	$(13,762,214)	$(50,811,138)	$(24,402,590)

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2020 were $10.5 million, compared to $11.0 million for the three months ended June 30, 2019, a decrease of $0.5 million. The decrease was driven by the completion of several of our clinical trials which were ongoing in the comparable prior period.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2020 was $7.2 million, compared to $2.4 million for the three months ended June 30, 2019, an increase of $4.8 million. The change was primarily due to an increase in stock compensation expense, along with the build-out of the commercial function.

Interest Income (Expense). Interest income (expense) for the three months ended June 30, 2020 was an expense of $0.5 million, compared to an expense of $0.3 million for the three months ended June 30, 2019, an increase of $0.2 million. The interest expense incurred during these periods was consistent, however, the interest income earned during the three months ended June 30, 2020 was lower by $0.2 million due to a lower interest rate on our cash sweep account.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses. Our research and development expenses for the six months ended June 30, 2020 were $38.1 million, compared to $18.6 million for the six months ended June 30, 2019, an increase of $19.5 million. R&D expense during the 2020 fiscal year included a one-time charge of $10.2 million for the Pfizer license agreement, of which $7.2 million was non-cash related. The remaining increase was due primarily to ongoing spend for our active clinical trials during the first half of the year which include the STRIDE-1, ADVANCE-1, and INTERCEPT trials, close-out costs for our previously completed GEMINI, MOMENTUM, and CONCERT trials, along with costs associated with the AXS-05 and AXS-07 open-label safety studies.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2020 was $12.2 million, compared to $5.3 million for the six months ended June 30, 2019, an increase of $6.9 million. The change was primarily due to an increase in stock compensation expense, along with the build-out of the commercial function.

Interest Income (Expense). Interest income (expense) for the six months ended June 30, 2020 and 2019 was an expense of $0.5 million which is related to the interest expense and amortization of the debt discount associated with our March 2019 loan and security agreement with SVB for $20 million.

Liquidity and Capital Resources

Since our inception through June 30, 2020, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In December 2019, we entered into a new Sales Agreement with SVB Leerink, or the December 2019 Sales Agreement, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. We received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million during the six months ended June 30, 2020.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(42,168,466)	$(18,181,000)
Investing activities	(10,759)	(11,464)
Financing activities	12,895,167	57,976,859
Net increase (decrease) in cash	$(29,284,058)	$39,784,395

Operating Activities. Cash used in operating activities for the six months ended June 30, 2020 was $42.2 million as compared to $18.2 million for the six months ended June 30, 2019. The increase of $24.0 million in net cash used included the upfront cash payment of $3.0 million to Pfizer along with a higher cash outlay as a result of the multiple product candidates that were in clinical trials.

Investing Activities. Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2020 and 2019.

Financing Activities. Cash provided by financing activities was $12.9 million for the six months ended June 30, 2020, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $12.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.8 million. For the six months ended June 30, 2019, cash provided by financing activities was $58.0 million, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $44.5 million, proceeds from the 2019 Term Loan of $20.0 million, and proceeds from issuance of common stock upon exercise of options and warrants of $0.7 million. These proceeds were offset by the repayment on our 2016 Amended Term Loan of $7.2 million.

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

We anticipate that we will likely need to raise additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress, results, and cost of our clinical studies and other related activities;
●	our ability to enter into collaborative agreements for the development and commercialization of our product candidates;
●	the number and development requirements of any other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory reviews of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19;
●	any product liability or other lawsuits related to our product candidates;
●	the expenses needed to attract and retain skilled personnel;
●	the general and administrative expenses related to being a public company;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
●	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property-related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

License agreement with Pfizer

In January 2020, we entered into a license agreement with Pfizer. Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million. We determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of our common stock on that date. As a result, the fair value of the stock issued was $7.2 million.

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

In connection with the loan, SVB and Life Science Loans, LLC, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which were exercisable for seven years from the date of issuance.

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

 Impact of COVID-19 on our Business

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On

March 11, 2020, the WHO declared COVID-19 a pandemic.

Operations and Liquidity

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees, and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. To date, the COVID-19 pandemic has not had significant effects on the progression of our clinical trials. Given the nature and type of our short-term investments, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

Outlook

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, coupled with our access to additional capital through the December 2019 Sales Agreement, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

As a result of the ongoing COVID-19 pandemic and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that have been or may be taken by governmental authorities to contain the pandemic or to treat its impact, it is difficult to forecast the effects of the COVID-19 pandemic on our results for the fiscal year ending December 31, 2020.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside of our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $190.7 million and $220.0 million as of June 30, 2020 and December 31, 2019, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufacturers in several foreign countries. Several of these contracts are denominated in Euros, British pounds, and Australian dollars. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these contracts.

We do not believe a 10% change in these currencies on June 30, 2020 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2020.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $50.8 million and $68.3 million for three months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $226.7 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	seek regulatory approval for any product candidates that successfully complete late-stage clinical trials;
●	hire additional clinical, medical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
●	establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;
●	undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
●	continue to conduct our open-label, long-term safety extension trial for AXS-05;

●	continue to conduct our open-label, long-term safety extension trial for AXS-07;
●	ccontinue to onduct our three Phase 2 clinical trials with AXS-05 in MDD;
●	continue to conduct our Phase 2 clinical trial with AXS-05 in TRD;
●	conduct our planned Phase 3 clinical trial with AXS-05 in AD agitation;
●	conduct our two planned Phase 3 clinical trials with AXS-12 in narcolepsy;
●	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
●	continue to evaluate, plan for, and potentially conduct clinical trials for AXS-14 in fibromyalgia;
●	develop, in-license, or acquire additional product candidates;
●	conduct late-stage clinical trials for any product candidates that successfully complete early-stage clinical trials;
●	conduct additional non-clinical studies with any product candidates;
●	conduct clinical studies with any additional product candidates;
●	require larger quantities of product; and
●	maintain, expand, and protect our intellectual property portfolio.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post-marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates is, and will be, a very time-consuming, expensive, and uncertain process that takes years to complete. We will need to raise additional capital to:

●	fund our future clinical trials for our current product candidates, especially if we encounter any unforeseen delays or difficulties in our planned development activities;
●	fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of our current and future product candidates, if approved by the FDA or other comparable foreign regulatory authorities;
●	qualify and outsource the commercial-scale manufacturing of our products under current good manufacturing practices, or cGMP;
●	develop additional product candidates; and
●	in-license other product candidates.

We believe our currently available cash will be sufficient to fund our anticipated operating cash requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to the development of our product candidates;
●	the costs associated with conducting additional non-clinical studies with any of our product candidates;
●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market, and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of a new drug application, or NDA, for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical or preclinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
●	the cost and timing of manufacturing sufficient supplies of our product candidates in preparation for commercialization;
●	the effect of competing technological and market developments;
●	revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;

●	the terms and timing of any collaborative, licensing, co-promotion, or other arrangements that we may establish; and
●	the success of the commercialization of any of our current or future product candidates.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. We began enrolling patients in two open-label safety studies for (i) AXS-05 in the treatment of depression and (ii) AXS-07 in the acute treatment of migraine in July 2019. Additional Phase 3 trials with AXS-05 in AD agitation and AXS-12 in narcolepsy are planned. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. For AXS-05, we completed three Phase 1 pharmacokinetic studies, one Phase 2 and one Phase 3 trial in MDD, one Phase 3 trial in TRD, and one Phase 2/3 trial in Alzheimer’s disease agitation. For AXS-07, we have conducted one Phase 1 clinical trial, and two Phase 3 clinical trials. For AXS-12, we completed one Phase 2 trial. Moreover, we have only completed limited early stage studies with our AXS-09 product candidate to date. Additional manufacturing work is required for our candidates.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates depend on our ability to:

●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for claims that are necessary or desirable for successful marketing;
●	hire, train, and deploy a sales force to commercialize our product candidates in the United States;
●	manufacture our product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	create partnerships with, or offer licenses to, third parties to promote and sell our product candidates in foreign markets where we receive marketing approval:
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates, whether alone or in collaboration with others;
●	achieve market acceptance of our product candidates by patients, the medical community, and government and private third-party payors;
●	achieve appropriate reimbursement for our product candidates;

●	effectively compete with other therapies; and
●	maintain a continued acceptable safety profile of our product candidates following launch.

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

A component of our business strategy is to continue to develop a pipeline of product candidates by developing products that we believe are a strategic fit with our focus on central nervous system, or CNS, therapeutics. However, these business activities may entail numerous operational and financial risks, including:

●	difficulty or inability to secure financing to fund business activities for such development;
●	disruption of our business and diversion of our management’s time and attention;
●	higher than expected development costs;
●	exposure to unknown liabilities;
●	difficulty in managing multiple product development programs; and
●	inability to successfully develop new products or clinical failure.

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

Under the 505(b)(2) pathway, the FDA may approve our product candidates for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought pursuant to the Section 505(b)(2) process. The label, however, may require all or some of the limitations, contraindications, warnings, or precautions included in the reference product’s label, including a box warning (commonly referred to as a “black box warning”), or may require additional limitations, contraindications, warnings, or precautions, including class-wide warnings. For instance, antidepressants, including bupropion, include a class-wide black box warning regarding the increased risk of suicidal thoughts and behavior.

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS-05 may result in dry mouth, nausea, insomnia, dizziness, pharyngitis, abdominal pain, agitation, anxiety, tremor, seizure, increase in blood pressure and heart rate, hepatoxicity, hypoglycemia, thrombocytopenia or other hypersensitivity reactions, QRS prolongation, left ventricular hypertrophy or left ventricular dysfunction, palpitation, sweating, tinnitus, myalgia, anorexia, urinary frequency, rash, seizure, hypertension, activation of mania or hypomania, psychosis and other neuropsychiatric reactions, suicidal ideation, suicide attempt, completed suicide, angle closure glaucoma, allergic or anaphylactoid or anaphylactic reactions, diarrhea, cough, vomiting, asthenia, peripheral edema, urinary tract infection, influenza, increased gamma-glutamyltransferase, flatulence, or other adverse events or potential adverse events reported or discussed in the product labels for bupropion-containing products or dextromethorphan-containing products including Wellbutrin, Wellbutrin SR, Wellbutrin XL, Aplenzin, Forfivo, Zyban, Contrave, and Nuedexta.

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS-07 may result in fatigue, confusion, dry mouth, diarrhea, nausea, insomnia, anemia, increased appetite, anxiety, sweating, dizziness, palpitations, arrythmia, tachycardia, abnormal vision, syncope, seizure, tremor, tinnitus, dizziness, somnolence, paresthesia, dysgeusia, dyspepsia, constipation, weight increase or decrease, gastritis, hematuria, flatulence, esophagitis, gastric ulcers, gastroesophageal reflux, gastrointestinal hemorrhages, colitis, rash, pain or tightness in the chest, neck, throat or jaw, upper respiratory tract infections, influenza-like symptoms, or other adverse events or potential adverse events reported or discussed in the product labels for meloxicam-containing or rizatriptan-containing products including Anjeso, Vivlodex, Mobic, and Maxalt.

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

In addition, because we plan to file our product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference listed drug and published literature. For example, we intend to rely on data collected in certain investigator-initiated Phase 2 clinical trials and other third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference listed drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time-consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we plan to submit NDAs for AXS-05 and AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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

We may never receive approval for any of our product candidates, and even if our product candidates are approved under 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed, distribution restrictions, or to other conditions of approval; may contain significant safety warnings, including boxed warnings, contraindications, and precautions; may not be approved with label statements necessary or desirable for successful commercialization; or may contain requirements for costly post-market testing and surveillance or other requirements, including REMS, to monitor the safety or efficacy of the products. Moreover, any future actions or inquiries by the FDA with respect to the reference listed drug may require that we make changes to our labeling, discontinue development, or, possibly, withdraw the product from the market.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies; our product candidates’ mechanism of action; studies conducted by third parties in different patient populations, using different products, or using different study designs; and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced.

We may also experience numerous unforeseen events during, or as a result of, clinical trials and in the course of our preparation, submission, and review of NDA filings that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or amend trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;
●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical or clinical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	interim analyses may result in our clinical trials being discontinued for safety or futility reasons or may result in modifications to our clinical trials that prolong the trials or make them difficult and more expensive to complete, such as increases in the number of subjects;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	we, the regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate. We may also discontinue clinical research and programs due to changing business priorities;
●	changes in marketing approval policies during the development period rendering our data insufficient to obtain marketing approval;
●	changes in or the enactment of additional statutes or regulations;
●	changes in regulatory review for each submitted product application;
●	the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, with respect to AXS-05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2/3 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD and on the MOMENTUM trial, which is being conducted pursuant to a Special Protocol Assessment, or SPA, to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional one or more clinical studies to support the filing of an NDA for either of these product candidates. Finally, for AXS-12, we will need to conduct additional clinical studies in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;
●	we may fail to reach an agreement with regulators regarding the scope or design of our clinical trials;
●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial, or extend the study’s or clinical trial’s duration;

●	there may be regulatory questions regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks. For instance, in our communications with the FDA, the FDA has raised questions and had comments regarding our preclinical studies and clinical trials, such as comments on the acceptability of the proposed trial designs for our product candidates, the number of patients planned for our studies, our data analysis plans, the applicability of the serum biomarkers studied in our Phase 1 study of AXS-02, the species and doses used in our preclinical studies, and the results of our preclinical studies;
●	the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different than our reference listed drugs. For instance, while we believe that certain of the pharmacokinetic results for AXS-06 are favorable, the FDA may disagree, refuse labeling claims based upon these results, or determine that additional studies are necessary to substantiate the benefits. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;
●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
●	in connection with the chemistry, manufacturing, and controls (CMC) data necessary for our NDA filings, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating period;
●	applicable to all future drug substance and drug product batches manufactured, packaged, and stored under similar circumstances, to establish the long-term storage conditions, and to provide evidence of the effect of various environmental conditions on the quality of the drug substance and drug product. Our product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results;
●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive, or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired or are not covered by our intellectual property;
●	obtain approval with labeling that includes significant use or distribution restrictions, including restrictions on the intended patient population, or safety warnings, including boxed warnings, contraindications, and precautions, or may not include label statements necessary or desirable for successful commercialization:
●	be subject to additional post-marketing testing and surveillance requirements, including REMS; or
●	have the product removed from the market after obtaining marketing approval.

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

Finally, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications or uses than we request, may contain significant safety warnings, including black box warnings, contraindications, and precautions, may grant approval contingent on the performance of costly post-marketing clinical trials, surveillance, or other requirements, including REMS to monitor the safety or efficacy of the product, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.

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

In order to obtain approval of a product candidate we must demonstrate safety in various nonclinical tests (including, for example, carcinogenicity studies, drug-drug interaction studies, and toxicity studies), in addition to human clinical trials.  At the time of initiating human clinical trials, we may not have conducted or may not conduct all the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate safety concerns regarding our product candidates.  Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes.  Even if initial tests appear favorable, later testing may have unfavorable results.  We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

●	our preclinical or nonclinical testing may product inconclusive or negative safety results, which may require us to conduct additional nonclinical testing or to abandon product candidates;
●	our product candidates may have unfavorable pharmacology or toxicity characteristics or suggest possible drug-drug interaction;
●	our product candidates may cause undesirable side effects; and
●	the FDA or other regulatory authorities may determine that additional safety testing is required.

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

The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by any of our current or future product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of any of our current or future product candidates.

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

If any of our other product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the clinical trial in question, including factors such as frequency of required assessments, length of the study, and ongoing monitoring requirements;
●	the perceived risks and benefits of the product candidate under study, including the potential advantages or disadvantages of the product candidate being studied in relation to other available therapies;
●	competition in recruiting and enrolling patients in clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	effectiveness of publicity created by clinical trial sites regarding the trial;
●	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the drug product;
●	inability to obtain or maintain patient informed consents;
●	risk that enrolled patients will drop out before completion;

●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

In order to market and sell our products in the European Union, or EU, and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Although the breakthrough therapy process is designed to expedite the review and development of drugs, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation, and AXS-12 for the treatment of cataplexy in patients with narcolepsy may not ultimately lead to a faster development or regulatory review or approval process, and it will not increase the likelihood that these product candidates will receive marketing approval.

We received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation, and for AXS-12 for the treatment of cataplexy in patients with narcolepsy. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. The receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of product candidates by the FDA. In addition, the FDA may later decide to rescind the Breakthrough Therapy designation for one or more of our applicable product candidates if such product candidates no longer meet the conditions for qualification of this program.

Regulatory approval is limited by the FDA or comparable foreign regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may be subject to fines, penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off-label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or comparable foreign regulatory authorities. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States and in many other major markets do not generally restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies concerning off-label use.

If we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. Thus, we and any of our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. The False Claims Act allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the False Claims Act, a penalty may be imposed for each false claim, for example, a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our product candidates, if approved; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post-market requirements or restrictions. Any such restrictions could limit sales of the product.

We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. Application fees may apply to certain changes.

In addition, later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

●	restrictions on manufacturing or distribution, or marketing of such products;
●	restrictions on the labeling, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
●	modifications to promotional pieces;
●	requirements to conduct post-marketing studies or clinical trials; clinical holds or termination of clinical trials;
●	requirements to establish or modify a REMS or a comparable foreign authority may require that we establish or modify a similar strategy, that may, for instance, require us to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients, or restrict distribution of the product, if and when approved, and impose burdensome implementation requirements on us:
●	changes to the way the drug is administered;
●	liability for harm caused to patients or subjects;
●	reputational harm;
●	the drug becoming less competitive;
●	warning; or untitled letters;

●	suspension of marketing or withdrawal of the products from the market;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the drug;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, damages, restitution, or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure or detention;
●	FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
●	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for approval of drugs in foreign countries;
●	the potential for so-called parallel importing, particularly within Europe, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally with EU laws supporting such “free movement of goods” within the EU;

●	stricter harmonized EU rules on data privacy particularly in relation to health data than is the case in the United States which are being further toughened with the EU General Data Protection Regulation, or the GDPR, which became enforceable beginning May 25, 2018;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	unexpected changes in tariffs, trade barriers, and regulatory requirements and in the health care policies of foreign jurisdictions;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States and worker rights tend to be stronger;
●	costs of compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act or comparable foreign regulations, and the risks and costs of noncompliance;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biohaven Pharmaceutical Holding Company Ltd.; Eli Lilly and Company; H. Lundbeck A/S; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; OPKO Health, Inc., and Sage Therapeutics, Inc.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products or therapeutically similar lower cost brands. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products, which would further impact our commercialization efforts.

Generic forms of the active ingredients of our product candidates, including zoledronic acid, DM, bupropion, meloxicam, rizatripan, reboxetine, and esomeprazole, are available in the United States and abroad and could be used off-label. Any such off-label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Recently, the FDA and Congress have also taken steps to encourage increased generic drug competition in the market. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices, and are generally preferred by third-party payors. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Further, if we do not file a patent infringement lawsuit against a generic manufacturer within 45 days of receiving notice of its paragraph IV certification, the ANDA or 505(b)(2) applicant may not be subject to a 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Accordingly, upon approval of our product candidates we may be subject to generic competition or competition from similar products, or may need to commence patent infringement proceedings, which would divert our resources.

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, subsequent to our Orphan Drug Designation, the FDA granted Orphan Drug Designation to Thar Pharmaceuticals, Inc. for a zoledronic acid-containing product for the treatment of CRPS. Thar Pharmaceuticals was subsequently acquired by Grunenthal GmbH. Although we are no longer pursuing CRPS, if Grunenthal GmbH or another sponsor had received FDA approval for a zoledronic acid-containing product for the treatment of CRPS before we had obtained FDA approval for AXS-02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor had received EMA approval for a zoledronic acid-containing product for the treatment of CRPS before we had obtained EMA approval for AXS-02 for the treatment of pain associated with CRPS, we would have been prevented from launching our product in the EU for this indication for a period of at least 10 to 12 years.

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

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. If one of our product candidates is approved by the FDA, we plan to build a commercial infrastructure, including the creation of a specialty sales force to launch that product candidate throughout the United States. In the future, we may seek to further penetrate the U.S. market by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies or third-party manufacturing and sales organizations. If approved for marketing outside the United States, we intend to commercialize our product candidates outside the United States with a marketing and sales collaborator or collaborators, rather than with our own sales force.

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

●	our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any of our current or future product candidates;

●	our inability to effectively oversee a geographically dispersed sales and marketing team;
●	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	an inability to secure adequate coverage and reimbursement by government and private health plans;
●	the clinical indications and labeled claims for which the product is approved;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

In the event we are unable to collaborate with a third-party marketing and sales organization to commercialize any approved product candidates outside the United States, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves and may be subject to additional regulatory restrictions associated with the operation of a contracted sales force. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

●	the efficacy of our product candidates;
●	the prevalence and severity of adverse events associated with such product candidate;
●	the clinical indications for which the product is approved and the approved claims that we may make for the product;
●	limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such product candidate, that may be more restrictive than other competitive products;
●	changes in the standard of care for the targeted indications for such product candidate, which could reduce the marketing impact of any claims that we could make following FDA approval, if obtained;
●	the relative convenience and ease of administration of such product candidate;
●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●	the willingness of third party payors to prefer similar but less expensive products even if not approved for our product’s indication;
●	the extent and strength of our marketing and distribution of such product candidate;
●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
●	distribution and use restrictions imposed by the FDA with respect to such product candidate or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;

●	the timing of market introduction of such product candidate, as well as competitive products;
●	our ability to offer such product candidate for sale at competitive prices, including prices that are competitive with generic products;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the clinical indications for which such product candidate is approved;
●	the extent and strength of our third-party manufacturer and supplier support;
●	the approval of other new products for the same indications;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of the approved indication. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of pain management products for acute pain may also limit acceptance of certain of our product candidates among physicians, patients, and third-party payors. If any of our current or future product candidates is approved but does not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenues from our product candidates, and we may not become profitable.

The ability of patients to purchase certain of the active ingredients of our product candidates in generic form could put us at a competitive disadvantage. For example, in some foreign jurisdictions, generic oral forms of DM and bupropion are currently available individually for consumer purchase. In addition, physicians may prescribe generic zoledronic acid for the treatment of pain off-label. Any use of these generic forms of the active molecules of our product candidates could adversely affect our business and our results of operations.

The potential market opportunities for our product candidates are difficult to precisely estimate. Our estimates of the potential market opportunities are predicated on many assumptions including industry knowledge and publications, third-party research reports, and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management and are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

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

The use of any of our current or future product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;
●	impairment of our business reputation or financial stability;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	diversion of management attention;
●	loss of revenues;
●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
●	the inability to commercialize our product candidates;
●	significant negative media attention;
●	decrease in our stock price;
●	initiation of investigations and enforcement actions by regulators; and
●	product recalls, withdrawals, or labeling, marketing, or promotional restrictions.

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

We rely on third-party CROs to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

In addition, once we have an approved product, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA and comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services or otherwise receive compensation from us that could be deemed to impact study outcome, proprietary interests in a product candidate, certain company equity interests, or significant payments of other sorts.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

Our CROs may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our existing or future product candidates and programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third-party manufacturers may breach, terminate, or not renew these agreements.

Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities that this is acceptable stability data for our product candidates, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize any of our current or future product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

We have a limited number of contract manufacturers for our products. At times we may have only one manufacturer for a product. In addition, we do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields; quality control, including stability of the product candidate and quality assurance testing; shortages of qualified personnel; and compliance with strictly enforced federal, state, and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, would be jeopardized.

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

Further, on March 25, 2020 and updated on July 2, 2020, the FDA issued Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic for Industry, Investigators, and Institutional Review Boards to assist sponsors in assuring the safety of trial participants, maintaining compliance with good clinical practices, and minimizing risks to trial integrity during the COVID-19 Pandemic, or the COVID-19 Guidelines. The policy is intended to remain in effect only for the duration of the public health emergency related to COVID-19 declared by the Department of Health and Human Services on January 31, 2020. We have implemented several procedures in accordance with the COVID-19 Guidelines to address patient safety and clinical trial conduct during the COVID-19 pandemic, including remote monitoring of patients through telemedical visits, remote monitoring of sites by our clinical trial monitors, remote data entry, and follow-up visits at sites other than the site where the patient was initially treated. Our implementation of the COVID-19 Guidelines and potential disruptions to patient follow up, site monitoring or the timely completion of our trials may have a negative effect on our ability to complete trials and associated regulatory filings

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects may have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We will continue to monitor the COVID-19 situation closely.

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

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of any of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017, we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was completed in April 2019. We currently have not entered into any sub-license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any future collaborations we might enter into may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

●	we may not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
●	we may not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
●	it is possible that none of the pending patent applications will result in issued patents;
●	the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties;
●	we may not develop additional proprietary technologies that are patentable;
●	patents of others may have an adverse effect on our business;
●	noncompliance with governmental patent agencies requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;

●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the USPTO and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

In July 2020, the PTAB entered final written decisions for U.S. Patents No. 9,931,352; 10,039,774; and 10,052,338, each containing claims directed to the use of neridronic acid for the treatment of CRPS, holding that the claims were invalid for obviousness. In June, the PTAB entered a final written decision for U.S. Patent No. 9,707,245, containing claims directed to the use of neridronic acid for the treatment of CRPS, holding that the claims were invalid for lacking novelty and for obviousness. In May 2020, the PTAB entered a final written decision for U.S. Patent No. 9,867,839, containing claims directed to the use of oral zoledronic acid, and of neridronic acid, for the treatment of joint pain, holding that the sixteen claims covering oral zoledronic acid were valid and that the fourteen claims covering neridronic acid were invalid for obviousness. In February 2020, the PTAB entered a final written decision for U.S. Patent No. 9,820,999, containing claims directed to the use of neridronic acid for the treatment of complex regional pain syndrome, or CRPS, holding that thirteen of the claims were valid, and seventeen of the claims were invalid for lacking novelty. The PTAB previously entered final written decisions for U.S. Patents No. 9,283,239; 9,408,862; and 9,539,268, each containing claims directed to certain dosage forms containing zoledronic acid or the use of certain dosage forms containing zoledronic acid, holding that the claims were invalid for lack of written description, lack of enablement, novelty, and/or obviousness.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or patent applications will be due to be paid to the USPTO and various patent agencies outside of the United States in several stages over the lifetime of the patents and applications. We have systems in place to remind us to pay these fees, and we employ and rely on reputable law firms and other professionals to effect payment of these fees to the USPTO and non-U.S. patent agencies for the patents and patent applications we own and those that we in-license. We also employ reputable law firms and other professionals to help us comply with the various documentary and other procedural requirements with respect to the patents and patent applications that we own and those that we in-license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

●	infringement and other intellectual property claims which, whether meritorious or not, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
●	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;
●	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our product candidates and processes so they do not infringe, which may not be possible or could require substantial funds and time.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.

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

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02 and AXS-05, as well as AXS-04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We rely on trade secrets to protect our proprietary technological advances and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators, sponsored researchers, and other advisors, including the third parties we rely on to manufacture our product candidates, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

If the government or third-party payors fail to provide adequate coverage and payment rates for any of our current or future product candidates, or if HMOs or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

For example, there have been numerous attempts by Congress and the Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple lawsuits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. Next term, the Supreme Court will hear arguments on the constitutionality of the ACA, in particular with respect to Texas v. Azar’s holding that the TCJA rendered the individual mandate unconstitutional and by extension, the entirety of the ACA. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Our third-party manufacturers may use hazardous materials in the production of our product candidates and if so, they must comply with environmental laws and regulations, which can be expensive and restrict how we or they do business.

Manufacturing activities for the production of our product candidates involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, and other hazardous compounds. Our third-party manufacturers and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, and disposal of, and exposure to, these hazardous materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third-party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

As of August 3, 2020, we had only 43 full-time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

●	continue the hiring and training of personnel for an effective commercial organization in anticipation of the potential approval of our product candidates, and establish appropriate systems, policies and infrastructure to support that organization;
●	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;
●	continue to carry out our own contractual obligations to our licensors and other third parties; and
●	continue to improve our operational, financial, and management controls, reporting systems, and procedures.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future, and already during the first half of 2020, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment, and ultimate completion, of our planned and ongoing Phase 3 clinical trials for our product candidates;
●	any delay or refusal on the part of the FDA in approving an NDA for any of our current and future product candidates;
●	the commercial success of any of our current and future product candidates, if approved by the FDA;
●	operating and stock price performance of other companies that investors deem comparable to ours;
●	recommendations by securities analysts;
●	news relating to our industry as a whole and news relating to trends in our markets;
●	results of clinical trials of any of our current and future product candidates or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;
●	failure to meet or exceed financial projections we provide to the public, if any;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
●	general economic and market conditions and overall fluctuations in U.S. equity markets;
●	data or security breaches;

●	developments concerning our sources of manufacturing supply, warehousing, and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	general conditions or trends in our industry; and
●	the other factors described in this “Risk Factors” section.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	whether the FDA requires us to complete additional, unanticipated studies, tests, or other activities prior to approving any of our current and future product candidates, which would likely further delay any such approval;

●	if any of our current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection, and related commercial activities;
●	our ability to identify and enter into third-party manufacturing arrangements capable of manufacturing any of our current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing, or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting our current and future product candidates, or the product candidates of our competitors; and
●	if any of our current or future product candidates receive regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

As of August 3, 2020, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 41% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 3, 2020, we have outstanding 37,284,266 shares of common stock and 4,166,792 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,322,542 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1**	WeWork Membership Agreement effective as of August 1, 2020, by and between the Company and 22 Cortlandt Street HQ LLC.

10.2**	Axsome Therapeutics, Inc. Amended and Restated 2015 Omnibus Incentive Compensation Plan.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: August 10, 2020	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)