Form 10-Q
period 2020-09-30
Axsome Therapeutics, Inc.
filed 2020-11-05
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 37,344,201 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 30, 2020.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,360,292	$219,966,167
Prepaid and other current assets	911,992	413,095
Total current assets	203,272,284	220,379,262
Equipment, net	39,745	30,623
Other assets	317,375	139,875
Total assets	$203,629,404	$220,549,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,315,126	$10,943,325
Accrued expenses and other current liabilities	9,026,412	10,949,128
Loan payable, current portion	—	2,602,292
Total current liabilities	20,341,538	24,494,745
Loan payable, long-term	48,026,108	17,332,626
Total liabilities	68,367,646	41,827,371
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,344,201 and 36,933,217 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	3,733	3,693
Additional paid-in capital	384,889,471	354,614,189
Accumulated deficit	(249,631,446)	(175,895,493)
Total stockholders’ equity	135,261,758	178,722,389
Total liabilities and stockholders’ equity	$203,629,404	$220,549,760

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$14,795,493	$15,835,573	$52,859,850	$34,441,796
General and administrative	6,331,308	3,111,662	18,537,242	8,375,131
Total operating expenses	21,126,801	18,947,235	71,397,092	42,816,927
Loss from operations	(21,126,801)	(18,947,235)	(71,397,092)	(42,816,927)
Interest income (expense)	(551,002)	(327,825)	(1,091,849)	(860,723)
Tax credit	—	139,448	—	139,448
Loss on extinguishment of debt	(1,247,012)	—	(1,247,012)	—
Net loss	$(22,924,815)	$(19,135,612)	$(73,735,953)	$(43,538,202)
Net loss per common share, basic and diluted	$(0.61)	$(0.56)	$(1.98)	$(1.29)
Weighted average common shares outstanding, basic and diluted	37,311,726	34,445,489	37,158,513	33,771,671

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	1,256,310	—	1,256,310
Issuance of common stock upon exercise of options	52,819	5	410,157	—	410,162
Issuance of warrants upon debt financing	—	—	426,000	—	426,000
Issuance of common stock upon financing	3,164,015	316	24,983,366	—	24,983,682
Net loss	—	—	—	(10,640,376)	(10,640,376)
Balance at March 31, 2019	33,304,047	$3,330	$135,561,052	$(118,190,683)	$17,373,699
Stock-based compensation	—	—	888,556	—	888,556
Issuance of common stock upon exercise of options	59,720	6	205,330	—	205,336
Issuance of common stock upon exercise of warrants	24,389	2	144,868	—	144,870
Issuance of warrants upon debt financing	—	—	(39,000)	—	(39,000)
Issuance of common stock upon financing	942,285	95	19,471,603	—	19,471,698
Net loss	—	—	—	(13,762,214)	(13,762,214)
Balance at June 30, 2019	34,330,441	$3,433	$156,232,409	$(131,952,897)	$24,282,945
Stock-based compensation	—	—	1,156,435	—	1,156,435
Issuance of common stock upon exercise of options	129,218	13	483,825	—	483,838
Issuance of common stock upon exercise of warrants	37,187	4	34,986	—	34,990
Net loss	—	—	—	(19,135,612)	(19,135,612)
Balance at September 30, 2019	34,496,846	$3,450	$157,907,655	$(151,088,509)	$6,822,596

Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	$3,707	$364,532,798	$(208,379,639)	$156,156,866
Stock-based compensation	—	—	4,148,025	—	4,148,025
Issuance of common stock upon exercise of options	20,428	2	190,407	—	190,409
Issuance of common stock upon exercise of warrants	29,982	3	-	—	3
Issuance of common stock upon financing	141,678	14	12,074,985	—	12,074,999
Net loss	—	—	—	(18,326,992)	(18,326,992)
Balance at June 30, 2020	37,267,510	$3,726	$380,946,215	$(226,706,631)	$154,243,310
Stock-based compensation			2,868,818	—	2,868,818
Issuance of common stock upon exercise of options	42,842	4	190,222	—	190,226
Issuance of common stock upon exercise of warrants	33,849	3	—	—	3
Issuance of warrants upon debt financing	—	—	884,216	—	884,216
Net loss	—	—	—	(22,924,815)	(22,924,815)
Balance at September 30, 2020	37,344,201	$3,733	$384,889,471	$(249,631,446)	$135,261,758

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(73,735,953)	$(43,538,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,150,373	3,301,301
Non-cash research and development license expense	7,155,337	—
Amortization of debt discount	491,009	471,742
Loss on extinguishment of debt	1,247,012	—
Depreciation	16,482	31,938
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(498,897)	652,015
Other assets	(177,500)	(56,624)
Accounts payable	371,801	5,760,114
Accrued expenses and other current liabilities	(1,922,716)	4,569,808
Net cash used in operating activities	(57,903,052)	(28,807,908)
Cash flows from investing activities
Purchases of equipment	(25,604)	(14,660)
Net cash used in investing activities	(25,604)	(14,660)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	12,074,999	44,455,380
Proceeds from issuance of term loan	50,000,000	20,000,000
Payment of debt financing costs	(1,102,609)	—
Repayment of principal on term loan	(21,660,000)	(7,238,889)
Proceeds from issuance of common stock upon exercise of options	1,010,391	1,099,336
Proceeds from issuance of common stock upon exercise of warrants	—	179,860
Net cash (used in) provided by financing activities	40,322,781	58,495,687
Net (decrease) increase in cash	(17,605,875)	29,673,119
Cash at beginning of period	219,966,167	13,968,742
Cash at end of period	$202,360,292	$43,641,861
Supplemental disclosures of cash flow information:
Interest paid	$1,179,337	$979,167
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$884,216	$387,000
Shares of common stock issued in connection with license agreement with Pfizer, Inc.	$8,000,000	$—

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $249.6 million.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2020, the balance of cash and cash equivalents was $202.4 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At September 30, 2020, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s financial instruments are cash, accounts payable, accrued liabilities, and current and long-term debt. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet, the Hercules Term Loan (see Note 4 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 and has not recorded an income tax benefit for the nine months ended September 30, 2020 and 2019 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2020, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

Note 3. Accrued Expenses and Other Current Liabilities

At September 30, 2020 and December 31, 2019 accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019

Research and development	$5,472,963	$8,209,594
Accrued compensation	2,522,556	2,056,356
Other	1,030,893	683,178
Total	$9,026,412	$10,949,128

Note 4. Loan and Security Agreement

Silicon Valley Bank

In November 2016, the Company entered into an initial term loan agreement with Silicon Valley Bank (“SVB”) for a total of $20.0 million (“2016 Original Term Loan”). The three-tranche term loan consisted of an initial $10.0 million tranche funded upon closing, and the remaining tranches were not drawn upon as the Company did not achieve the conditional criteria to access the second and third tranches before the specified dates and the $10.0 million in additional term loan advances subsequently expired. Therefore, the Company amended the 2016 Original Term Loan to provide an additional $4.0 million growth capital loan (“2016 Amended Term Loan”). The Company’s obligations under the 2016 Amended Term Loan, along with the ability to draw down on the additional $4.0 million tranche, were considered to be performed and completed in connection with the establishment of the 2019 Term Loan (as defined below).

In March 2019, the Company entered into a $24.0 million growth capital term facility (the “2019 Term Loan”) with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). The 2019 Term Loan consisted of an initial $20.0 million tranche, which was funded upon closing, and a second tranche of $4.0 million, which was available to be drawn subject to completion of a clinical milestone prior to August 15, 2019. A portion of the first tranche was used to satisfy the Company’s existing obligations under and fully extinguish the 2016 Amended Term Loan, which at the commencement of the 2019 Term Loan consisted of $5.6 million in outstanding principal balance and $0.85 million as a final payment fee. The 2019 Term Loan was subsequently amended in July 2019 (the “First Amendment to the 2019 Term Loan”) to extend the interest-only monthly payment period for 18 months from the date of the 2019 Term Loan and the Company’s ability to draw down on the second tranche of $4.0 million was extended until December 31, 2019. The second tranche of $4.0 million was not drawn down by the Company. The 2019 Term Loan accrued interest at a fixed rate of 7.5%.

Interest on the 2019 Term Loan and the First Amendment to the 2019 Term Loan was payable monthly beginning April 1, 2019 and principal was due starting on October 1, 2020. In addition, the Company was required to make a final payment of $1.26 million on February 1, 2023, the maturity date of the 2019 Term Loan. However, the Company subsequently entered into the 2020 Term Loan (as defined below), the proceeds of which were used in part to fully satisfy and extinguish the 2019 Term Loan, as amended.

In connection with the 2019 Term Loan, the Company issued SVB and WestRiver a warrant to purchase shares of common stock. These warrants were fully exercised and no longer outstanding as of September 30, 2020 (see Note 6 – Stockholders’ Equity under “Warrants” section for further discussion).

In September 2020, the Company terminated and repaid all amounts outstanding under the 2019 Term Loan and recorded a loss on extinguishment of the loan (see further discussion below).

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches (the “2020 Term Loan”). The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million was funded to the Company on the Closing Date (the “First Advance”), and of which the remaining $10.0 million is available at the Company’s option at any time through September 15, 2021; (ii) subject to the approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder (the “First Milestone”), a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at the Company’s option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of the Company’s AXS-07 product candidate for the treatment of migraine (the “Second Milestone”), a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at the Company’s option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as the Company is in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at the Company’s option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. The Company intends to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.5 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the 2019 Term Loan, as amended.

The outstanding principal balance of the term loans bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 5.90% or (ii) 9.15%, subject to an ability by the Company, during certain periods (each, a “PIK Deferral Period”), to request a reduction of the then-effective cash-pay interest rate by up to 1.00% per annum (the “Cash Interest Reduction Amount”). Accrued interest is payable monthly following the funding of each term loan. During each PIK Deferral Period, the term loans will bear cash-pay interest, at the reduced amount, and will accrue paid-in-kind interest at a rate equal to the Cash Interest Reduction Amount multiplied by 1.15, which amount will be capitalized and added to the outstanding principal balance of the term loans on each monthly interest payment date during the PIK Deferral Period.

The Company is required to repay the term loans in equal installments of principal and interest commencing on May 1, 2023 through October 1, 2025 (the “Maturity Date”). However, if either the First Milestone or the Second Milestone are achieved prior to May 1, 2023, and no default exists, the amortization commencement date will be automatically extended to November 1, 2023; if both the First Milestone and the Second Milestone are achieved prior to November 1, 2023, and no default exists, the amortization commencement date will be further automatically extended to May 1, 2024 and if any term loans are funded under the fourth tranche noted above prior to May 1, 2024, and no default exists, the amortization commencement date will be further automatically extended to November 1, 2024. On the Maturity Date, all unpaid term loans will be due and payable.

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of Company’s right, title, and interest in, to and under all of Company’s property, inclusive of intellectual property, which includes one of the Company’s existing license agreements (the “License Agreement”) with Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., subject to limited exceptions. Antecip consented to the collateral assignment of the License Agreement, among other things, under a direct agreement (the “Direct Agreement”) with the Company and Hercules.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Only after additional amounts are drawn down by the Company in the future, if the Company decides to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

●	Effective upon the date the outstanding principal amount of the advances under the Loan Agreement equals or exceeds $55.0 million, which has not yet occurred, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to $15.0 million, plus the amount of the Company’s accounts payable under U.S. GAAP not paid after the 180th day following the invoice for such account payable (such amount, the “Qualified Cash A/P Amount”).

●	Effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date that the First Milestone is achieved and (y) the date that the Second Milestone is achieved, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, the Company is required to (A) ensure that at all times its market capitalization exceeds $2.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.

●	Restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Borrower’s business, operations or financial or other condition.

In addition, the Company is required to pay a final payment fee equal to the greater of (A) $2,910,000 and (B) 4.85% of the aggregate amount of all term loan advances minus the aggregate amount of repayments made. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may, at its option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the Closing Date.

The Company evaluated whether the Hercules Term Loan entered into in September 2020 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the repayment and retirement of the SVB Loan, the loan was accounted for by the Company under the extinguishment accounting model. The Company recorded a loss on extinguishment of debt of approximately $1.2 million on the Company’s statement of operations for the nine months ended September 30, 2020, representing a prepayment premium, the unamortized discount of the SVB Loan and the write-off of deferred financing costs.

Loan Interest Expense and Amortization

The Company incurred interest expense of $421,004 and $1,179,338 for the three and nine months ended September 30, 2020, respectively, as compared to $383,334 and $979,167 for the three and nine months ended September 30, 2019, respectively. In addition, amortization of the final payment fee was $87,425 and $325,453 for the three and nine months ended September 30, 2020, respectively, as compared to $120,322 and $316,246 for the three and nine months ended September 30, 2019, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	September 30,	December 31,
	2020	2019

Total Outstanding Debt	$50,000,000	$20,000,000
Add: accreted liability of final payment fee	7,690	404,364
Less: unamortized debt discount, long-term	(1,981,582)	(405,071)
Less: current portion of long-term debt	—	(2,666,667)
Loan payable, long-term	$48,026,108	$17,332,626

Current portion of long-term debt	$—	$2,666,667
Less: current portion of unamortized debt discount	—	(64,375)
Loan payable, current portion	$—	$2,602,292

In connection with the entry into the Hercules Term Loan, the Company issued to Hercules a warrant to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan Advances that are funded. Further information on warrants issued related to this loan and prior debt financings and amendments are disclosed in Note 6 - Stockholders’ Equity under the “Warrants” section.

Amortization of the debt discount in relation to warrants issued as described above was $46,920 and $165,556 for the three and nine months ended September 30, 2020, as compared to $56,602 and $155,496 for the three and nine months ended September 30, 2019, respectively.

Scheduled Principal Payments on Outstanding Debt, as of September 30, 2020, are as follows:

2020	—
2021	—
2022	—
2023	12,239,903
2024	19,812,629
2025	17,947,468
Total principal payments outstanding	$50,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the nine months ended September 30, 2020.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Basic and diluted net loss per common share:
Net loss	$(22,924,815)	$(19,135,612)	$(73,735,953)	$(43,538,202)
Weighted average common shares outstanding—basic and diluted	37,311,726	34,445,489	37,158,513	33,771,671
Net loss per common share—basic and diluted	$(0.61)	$(0.56)	$(1.98)	$(1.29)

The following potentially dilutive securities outstanding at September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2020	2019

Stock options	3,909,855	3,184,842
Restricted stock units	155,922	—
Warrants	15,541	110,603
Total	4,081,318	3,295,445

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

In December 2019, the Company entered into a new Sales Agreement with SVB Leerink (the “December 2019 Sales Agreement”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The Company received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million during the nine months ended September 30, 2020.

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

Equity Incentive Plans

There were 4,134,138 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September 30, 2020.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2019	3,458,447	$10.19
Granted	642,509	54.27
Exercised	(123,456)	8.18
Forfeited	(67,645)	41.57
Expired	—	—
Outstanding at September 30, 2020	3,909,855	$16.95	7.5	$213,789,330
Vested and expected to vest at September 30, 2020	3,903,686	$16.98	7.5	$213,357,801
Exercisable at September 30, 2020	2,319,685	$9.99	6.2	$142,292,294

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

The weighted average grant date fair value of options granted was $34.73 per option for the nine months ended September 30, 2020. As of September 30, 2020, there was $26.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.0 years. These amounts do not include 11,222 options outstanding as of September 30, 2020, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2020, total compensation cost not yet recognized related to unvested RSUs was $4.7 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table sets forth the RSU activity for the nine months ended September 30, 2020:

		Weighted
		average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2019	—	$—
Granted	156,378	34.67
Released	—	—
Forfeited	(456)	45.14
Outstanding at September 30, 2020	155,922	$34.64

Stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Research and development	$860,744	$286,234	$2,532,649	$652,666
General and administrative	2,008,074	870,201	6,617,724	2,648,635
Total	$2,868,818	$1,156,435	$9,150,373	$3,301,301

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2020:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2019	69,656	$7.21
Issued	15,541	80.43
Exercised	(69,656)	7.21
Outstanding at September 30, 2020	15,541	$80.43

Outstanding Warrants

In connection with the first advance of the 2020 Term Loan, Hercules Capital Inc. received warrants to purchase an aggregate 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share, which was the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $0.9 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Fully Exercised Warrants

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC (“Life Science”) received warrants to purchase an aggregate of 65,228 shares of the Company’s common stock at an exercise price of $7.41 per share, which were exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. In September 2019, SVB exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. In addition, in May 2020, Life Science exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued Life Science 29,982 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of September 30, 2020, none of the warrants issued in connection with the 2016 Original Term Loan were outstanding.

Additionally, in connection with the 2016 Amended Term Loan, SVB and WestRiver received warrants to purchase an aggregate 15,750 shares of the Company’s common stock at an exercise price of $3.06 per share, which were exercisable for seven years from the date of issuance. Both warrants issued in connection with the 2016 Original Term Loan and the 2016 Amended Term Loan were classified as a component of stockholders’ equity. Prior to entering into the 2019 Term Loan, the fair value of these warrants and the closing costs were recorded as debt discounts and were being amortized using the effective interest rate method over the term of the loan. In August 2019, SVB exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. In August 2020, WestRiver exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 7,579 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. As of September 30, 2020, none of the warrants issued in connection with the 2016 Amended Term Loan were outstanding.

Due to the debt modification upon entry of the 2019 Term Loan, the unamortized balance of the deferred debt issuance costs incurred with the 2016 Amended Term Loan continued to be amortized through maturity in February 2023 along with the debt issuance costs of the 2019 Term Loan utilizing the effective interest rate method.

In connection with the 2019 Term Loan, SVB and WestRiver received warrants to purchase an aggregate of 70,000 shares of the Company’s common stock at a price per share equal to $8.10 (the “March 2019 Warrants”). The warrants would initially be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholder’s equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants could be earned based on usage of the second tranche of the 2019 Term Loan. The additional warrants were initially immediately exercisable if and when the Term B Loan Advance was funded (however, the March 2019 Warrants were amended in connection with the First Amendment to the 2019 Term Loan, as discussed below). The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which were to become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replaced the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Because the Company did not draw down on the Term B Loan Advance by December 31, 2019, the July 2019 Warrants have been terminated. In December 2019, SVB exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 24,185 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. In August 2020, WestRiver exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 26,270 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of September 30, 2020, none of the warrants issued in connection with the First Amendment to the 2019 Term Loan were outstanding.

In relation to the retirement of the 2019 Term Loan, the unamortized portion of the debt issuance costs from the issuance of these warrants were fully extinguished and are included in the $1.2 million loss on extinguishment of debt on the statement of operations.

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

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the nine months ended September 30, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the nine months ended September 30, 2020, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. To date, the Company has not been required to make any payments to Antecip under any of the license agreements.

In connection with the 2020 Term Loan, the Company entered into a Direct Agreement with Antecip pursuant to which Antecip consented to the collateral assignment of the License Agreement to Hercules, among other things.

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

We have completed two pivotal, one Phase 2 and one Phase 3, trials of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. We plan to submit a New Drug Application, or NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials. A Phase 3, open-label, long-term safety study with AXS-05 in patients with MDD and TRD known as the COMET trial was recently completed. Additionally, three Phase 2 open-label efficacy sub-studies of the COMET trial have recently completed. These sub-studies evaluated the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have initiated the MERIT (Mechanistic Evaluation of Response in TRD) trial, a Phase 2, double-blind, placebo-controlled, randomized withdrawal study in patients with TRD. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration between us and Duke University.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We plan to submit an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has recently completed.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $73.7 million and $43.5 million for the nine months ended September 30, 2020 and 2019, respectively. Our accumulated deficit as of September 30, 2020 was $249.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

AXS-05

In March 2020, we announced topline results of the STRIDE-1 Phase 3 trial of AXS-05 in TRD.

In April 2020, we announced that AXS-05 met the primary endpoint in the ADVANCE-1 Phase 2/3 trial in AD agitation.

In June 2020, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of AD agitation.

In July 2020, we completed a successful FDA pre-NDA meeting for AXS-05 for the treatment of MDD.

In August 2020, we announced the initiation of three Phase 2 open-label efficacy sub-studies of our COMET trial which will evaluate the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: (i) the COMET-TRD trial in treatment resistant MDD (TRD), (ii) the COMET-AU trial in antidepressant unresponsive MDD, and (iii) the COMET-SI trial in MDD with suicidal ideation.

In August 2020, we announced our initiation of the MERIT (Mechanistic Evaluation of Response in TRD) trial, a Phase 2, double-blind, placebo-controlled, randomized withdrawal study in patients with TRD.

In August 2020, we confirmed pivotal status and advancement of AXS-05 for the treatment of AD agitation based on successful FDA Breakthrough Therapy meeting.

In September 2020, we presented new data from our GEMINI Phase 3 trial with AXS-05 demonstrating rapid and significant improvements in patient-reported outcomes in MDD.

AXS-07

In April 2020, we announced that AXS-07 met the co‑primary endpoints in the INTERCEPT Phase 3 trial in the early treatment of migraine.

In August 2020, we announced that we completed a successful FDA pre-NDA-meeting for AXS-07 for the acute treatment of migraine.

In September 2020, we presented new data from our MOMENTUM Phase 3 trial with AXS-07 demonstrating rapid onset of action and reduced symptom recurrence in the acute treatment of migraine.

AXS-12 and AXS-14

In January 2020, we entered into an exclusive license agreement with Pfizer Inc. for Pfizer's clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12, and esreboxetine, the active pharmaceutical ingredient in AXS-14.

In August 2020, we received FDA Breakthrough Therapy designation for AXS-12 for the treatment of narcolepsy.

In September 2020, we announced the expedited development of AXS-12 for the treatment of narcolepsy based on an FDA Breakthrough Therapy meeting.

Corporate/Financings

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

In June 2020, we entered into a 12-month lease at 22 Cortlandt Street, New York, NY 10007 effective as of August 1, 2020.

In September 2020, we disclosed that David Marek agreed to continue his employment as Chief Commercial Officer of the Company through December 31, 2020. Mr. Marek intends to pursue other professional and personal endeavors.

In September 2020, we entered into a $225 million term loan facility with Hercules Capital, Inc., or Hercules, and repaid and retired our term loan facility with Silicon Valley Bank, or SVB.

Commercial

In November 2020, we announced the partnership with Veeva Systems to build our Digital-Centric Commercialization (DCC™) platform.

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

The following table summarizes our research and development expenses for our primary programs for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

AXS-05	$8,449,823	$7,829,826	$23,025,122	$15,491,879
AXS-07	3,612,943	6,177,098	12,543,714	13,914,286
AXS-12	653,456	487,703	6,364,419	1,363,852
AXS-14	515	—	5,078,184	—
AXS-02	39,661	174,253	130,928	264,155
Other research and development	1,178,351	880,459	3,184,834	2,754,958
Stock-based compensation	860,744	286,234	2,532,649	652,666
Total research and development expenses	$14,795,493	$15,835,573	$52,859,850	$34,441,796

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

Interest income (expense)

Interest income (expense) primarily consists of cash interest and non-cash costs related to our previous term loan with SVB and current term loan with Hercules (see “Liquidity and Capital Resources” below for a further discussion) and also the interest we receive from SVB on our cash sweep account. We record costs incurred in connection with the issuance of debt as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements in our consolidated statement of operations.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$14,795,493	$15,835,573	$52,859,850	$34,441,796
General and administrative	6,331,308	3,111,662	18,537,242	8,375,131
Total operating expenses	21,126,801	18,947,235	71,397,092	42,816,927
Loss from operations	(21,126,801)	(18,947,235)	(71,397,092)	(42,816,927)
Interest income (expense)	(551,002)	(327,825)	(1,091,849)	(860,723)
Tax Credit	—	139,448	—	139,448
Loss on extinguishment of debt	(1,247,012)	—	(1,247,012)	—
Net loss	$(22,924,815)	$(19,135,612)	$(73,735,953)	$(43,538,202)

Comparison of the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2020 were $14.8 million, compared to $15.8 million for the three months ended September 30, 2019, a decrease of $1.0 million. The decrease was driven by the completion of several of our clinical trials which were ongoing in the comparable prior period.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2020 were $6.3 million, compared to $3.1 million for the three months ended September 30, 2019, an increase of $3.2 million. The change was primarily due to an increase in stock compensation expense, along with the build-out of the commercial function.

Interest Income (Expense). Interest income (expense) for the three months ended September 30, 2020 was an expense of $0.6 million, compared to an expense of $0.3 million for the three months ended September 30, 2019, an increase of $0.3 million. The interest expense incurred during these periods was fairly consistent, however, the offset of interest income earned during the three months ended September 30, 2020 was lower by $0.2 million due to a lower interest rate on our cash sweep account.

Tax Credit.  Tax credit income for the three months ended September 30, 2019 was $0.1 million. This represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 research and development expenses incurred for our product candidates.

Loss on extinguishment of debt.  In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules for a term loan of up to $225.0 million, which we refer to as the 2020 Term Loan.  A portion of the first tranche which was funded upon execution of the 2020 Term Loan was used to repay our 2019 Term Loan with SVB.  As a result of the repayment of the 2019 Term Loan, we recorded a loss on the extinguishment of debt of approximately $1.2 million representing the difference between the amount paid to SVB and the carrying amount of the 2019 Term Loan.  Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write-off of deferred financing costs.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses. Our research and development expenses for the nine months ended September 30, 2020 were $52.9 million, compared to $34.4 million for the nine months ended September 30, 2019, an increase of $18.5 million. R&D expense during the 2020 fiscal year included a one-time charge of $10.2 million for the Pfizer license agreement, of which $7.2 million was non-cash related. The remaining increase was due primarily to ongoing spend for our active clinical trials in the beginning of the year which include the STRIDE-1, ADVANCE-1, and INTERCEPT trials, close-out costs for our previously completed GEMINI, MOMENTUM, and CONCERT trials, along with costs associated with the AXS-05 and AXS-07 open-label safety studies, COMET and MERIT studies, and study costs related to our new drug application submission for AXS-05 and AXS-07.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2020 was $18.5 million, compared to $8.4 million for the nine months ended September 30, 2019, an increase of $10.1 million. The change was primarily due to an increase in stock compensation expense, along with the build-out of the commercial function.

Interest Income (Expense). Interest income (expense) for the nine months ended September 30, 2020 was an expense of $1.1 million, compared to an expense of $0.9 million for the nine months ended September 30, 2019, an increase of $0.2 million. The increase was driven by a higher outstanding principal amount on our debt in 2020 as compared to 2019.

Tax Credit.  Tax credit income for the nine months ended September 30, 2019 was $0.1 million. This represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 research and development expenses incurred for our product candidates.

Loss on extinguishment of debt.  In September 2020, we entered into the Loan Agreement with Hercules. A portion of the first tranche which was funded upon execution of the 2020 Term Loan was used to repay our 2019 Term Loan with SVB. As a result of the repayment of the 2019 Term Loan, we recorded a loss on the extinguishment of debt of approximately $1.2 million representing the difference between the amount paid to SVB and the carrying amount of the 2019 Term Loan. Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write-off of deferred financing costs.

Liquidity and Capital Resources

Since our inception through September 30, 2020, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In October 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Leerink Partners LLC, now known as SVB Leerink, pursuant to which we could sell up to $30 million of shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings. In January 2019, we raised approximately $25.8 million in gross proceeds through the sale of 3,164,015 shares under the 2017 Sales Agreement. Upon completion of the final sale fully exhausting the $30 million of shares available for sale, the 2017 Sales Agreement was automatically terminated, SVB Leerink received a commission of 3.0% of the gross proceeds for all shares sold under the 2017 Sales Agreement.

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

In March 2019, we entered into a loan and security agreement with SVB and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, for a term loan up to $24.0 million, which completely replaced the 2016 Amended Term Loan. The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million, or the Term B Loan Advance, was available to be drawn, at our option, subject to the achievement of a pre-determined clinical milestone related to our clinical trial for AXS-12 in narcolepsy. A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished. In May 2019, we entered into a Sales Agreement with SVB Leerink, or the May 2019 Sales Agreement, pursuant to which we could sell up to $50 million in shares of our common stock from time to time through SVB Leerink, acting as our sale’s agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement (as defined below). SVB Leerink was entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. The shares that were unsold under the May 2019 Sales Agreement at the time of the expiration of the 2016 Shelf Registration Statement were rolled over to the December 2019 Sales Agreement (see below).

In July 2019, we entered into the first amendment to the 2019 Term Loan, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which was extendable to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of a pre-determined milestone event prior to or on December 31, 2019. We did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. The Loan Advances were set to mature on February 1, 2023; however, the 2019 Term Loan was fully paid and our obligations under the 2019 Term Loan were fully extinguished in connection with our establishment of the 2020 Term Loan. See the subsection below titled “July 2019 First Amendment to Loan and Security Agreement – Silicon Valley Bank” under the “Contractual Obligations and Commitments” section below for a further description of the First Amendment to the 2019 Term Loan.

On December 5, 2019, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement was automatically was declared effective by the SEC upon filing.

In December 2019, we entered into a new Sales Agreement with SVB Leerink, or the December 2019 Sales Agreement, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. We received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million during the nine months ended September 30, 2020.

In December 2019, we completed an underwritten public offering, whereby we sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. We received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, after deducting underwriting discounts and offering expenses.

In September 2020, we entered into the Loan Agreement with Hercules for the 2020 Term Loan, which consists of several tranches in an aggregate amount of up to $225.0 million. The first tranche consists of term loans in the amount of $60.0 million, of which $50.0 million was funded shortly after executing the Loan Agreement and the remaining $10.0 million is available at our option at any time through September 15, 2021. A portion of the initial tranche was used to repay the 2019 Term Loan along with associated final payment fees. The remaining $115 million may be drawn at our option, in three separate tranches, as described below under “Contractual Obligations - September 2020 Loan and Security Agreement – Hercules.” The 2020 Term Loan bears interest at a calculated prime-based variable rate currently at 9.15%. It matures in October 2025 and has an initial interest-only payment period of 30 months, which may be extended to up to 48 months upon the drawing of future tranches. In the future, we may conduct additional offerings of one or more of the securities covered by the 2019 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

We believe our currently available cash along with the committed capital from the Hercules facility will be sufficient to fund our anticipated operating cash requirements into at least 2024. Because the process of evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(57,903,052)	$(28,807,908)
Investing activities	(25,604)	(14,660)
Financing activities	40,322,781	58,495,687
Net increase (decrease) in cash	$(17,605,875)	$29,673,119

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2020 was $57.9 million as compared to $28.8 million for the nine months ended September 30, 2019. The increase of $29.1 million in net cash used included the upfront cash payment of $3.0 million to Pfizer along with a higher cash outlay as a result of the multiple product candidates that were in clinical trials.

Investing Activities. Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2020 and 2019.

Financing Activities. Cash provided by financing activities was $40.3 million for the nine months ended September 30, 2020, which included proceeds from the 2020 Term Loan of $50.0 million, net proceeds from the sale of common stock through our Sales Agreement with Leerink of $12.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $1.0 million. These proceeds were offset by the repayment of the 2019 Term Loan with SVB of $21.7 million and payment of financing costs related to Hercules loan of $1.1 million.

For the nine months ended September 30, 2019, cash provided by financing activities was $58.5 million, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $44.5 million, proceeds from the 2019 Term Loan of $20.0 million, and proceeds from issuance of common stock upon exercise of options and warrants of $1.1 million. These proceeds were offset by the repayment on our 2016 Amended Term Loan of $7.2 million.

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

Contractual Obligations and Commitments

License agreement with Pfizer

In January 2020, we entered into a license agreement with Pfizer. Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a stated value of $8.0 million, based on the average closing price of our common stock for the ten prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million. We determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of our common stock on that date. As a result, the fair value of the stock issued was $7.2 million.

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

In connection with the 2020 Term Loan, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement with us and Hercules.

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

We were permitted to prepay all, but not less than all, of the 2016 Original Term Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within two years of the effective date of the loan, 2.0% of the outstanding principal if prepaid during the third year of the loan, and 1.0% of the outstanding principal if prepaid after the third year. The 2016 Original Term Loan was collateralized by a security interest in all of our assets except intellectual property. Our intellectual property was also subject to a negative pledge.

In connection with the 2016 Original Term Loan, SVB and Life Science Loans, LLC, or Life Science, received warrants to purchase an aggregate 65,228 shares of our common stock at an exercise price of $7.41 per share, which were exercisable for seven years from the date of issuance. All of the warrants issued to SVB and Life Science were subsequently exercised.

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

In November 2018, we amended the 2016 Original Term Loan to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at our option, subject to the achievement of a pre-specified clinical milestone. In connection with the 2016 Amended Term Loan, SVB and WestRiver received warrants to purchase an aggregate 15,750 shares of our common stock at an exercise price of $3.06 per share, which were exercisable for seven years from the date of issuance. All of the warrants issued to SVB and West River in connection with the 2016 Amended Term Loan were subsequently exercised.

Our obligations under the 2016 Amended Term Loan, along with the ability to draw down on the additional $4.0 million tranche, were considered to be performed and completed in connection with the establishment of the 2019 Term Loan in March 2019.

March 2019 Loan and Security Agreement—Silicon Valley Bank

In March 2019, we entered into the 2019 Term Loan with SVB and WestRiver, which consisted of an initial $20.0 million tranche, which was funded upon closing, with the remaining $4.0 million available to be drawn, at our option, subject to the achievement of a pre-specified clinical milestone related to our Phase 2 clinical trial for AXS-12 in narcolepsy. A portion of the first tranche was used to satisfy our then-existing obligations under our 2016 Amended Term Loan and such obligations were subsequently considered to be fully repaid and completed.

The 2019 Term Loan accrued interest on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate and was payable monthly. The 2019 Term Loan initially had an interest-only monthly payment period for twelve months which was extendable to 18 months upon drawing of the second tranche. Following the interest only payment period, we were scheduled to begin making monthly payments of principal and interest and these payments would have continued until the maturity date of February 1, 2023; however, the 2019 Term Loan, as amended, was fully paid and our obligations under the 2019 Term Loan were fully extinguished in connection with our establishment of the 2020 Term Loan. In addition, we were initially required to pay a final payment fee of 6.0% of the principal amount extended to us on the date of repayment of the outstanding loan, which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as described below.

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

July 2019 First Amendment to Loan and Security Agreement—Silicon Valley Bank

In July 2019, we entered into the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which was available to be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of a pre-specified milestone prior to or on December 31, 2019. We did not draw down on the Term B Loan Advance, and therefore, the interest-only monthly payment period was not extended. The Loan Advances were scheduled to mature on February 1, 2023; however, the 2019 Term Loan, as amended, was fully paid and our obligations under the 2019 Term Loan were fully extinguished in connection with our establishment of the 2020 Term Loan.

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, we were set to begin making monthly payments of principal in equal monthly installments for 30 consecutive months (provided, that, upon the occurrence of the pre-specified milestone, the repayment schedule would have been decreased to 24 consecutive months) and monthly payments of interest, until the maturity date. Interest accrued on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon our repayment of the Loan Advances from 6.0% to 6.30% of the original principal amount of the Loan Advances. We paid the final payment fee of 6.3% on the $20.0 million advance for a total of $1.26 million.

We were permitted to prepay all, but not less than all of the Loan Advances, subject to a prepayment fee of 3.0% of any amount prepaid prior to the first anniversary of July 25, 2019, or the First Amendment Effective Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the First Amendment Effective Date through and including the second anniversary of the First Amendment Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the First Amendment Effective Date, but prior to the maturity date. These percentages are unchanged from the original 2019 Term Loan. We paid the prepayment fee of 2.0% on the $20.0 million advance for a total of $0.4 million.

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued the July 2019 Warrants, which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of our common stock at a price per share equal to $25.71. The July 2019 Warrants replaced the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Because we did not draw down the Term B Loan Advance, SVB did not earn the July 2019 Warrants.

September 2020 Loan and Security Agreement – Hercules

In September 2020, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that may from time to time become parties to the Loan Agreement as lenders, which we collectively refer to as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million, or the First Advance, was funded at closing, and of which the remaining $10.0 million is available at our option at any time through September 15, 2021; (ii) subject to the approval of our AXS-05 product candidate for the treatment of major depressive disorder, or the First Milestone, a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at our option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of our AXS-07 product candidate for the treatment of migraine, or the Second Milestone, a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at our option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as we are in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at our option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. We intend to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.5 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under the 2019 Term Loan, as amended.

The outstanding principal balance of the term loans bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 5.90% or (ii) 9.15%, subject to an ability by us, during certain periods, each such period a PIK Deferral Period, to request a reduction of the then-effective cash-pay interest rate by up to 1.00% per annum, which we refer to as the Cash Interest Reduction Amount. Accrued interest is payable monthly following the funding of each term loan. During each PIK Deferral Period, the term loans will bear cash-pay interest, at the reduced amount, and will accrue paid-in-kind interest at a rate equal to the Cash Interest Reduction Amount multiplied by 1.15, which amount will be capitalized and added to the outstanding principal balance of the term loans on each monthly interest payment date during the PIK Deferral Period. We are required to repay the term loans in equal installments of principal and interest commencing on May 1, 2023 through October 1, 2025, which is the Maturity Date. However, if either the First Milestone or the Second Milestone are achieved prior to May 1, 2023, and no default exists, the amortization commencement date will be automatically extended to November 1, 2023; if both the First Milestone and the Second Milestone are achieved prior to November 1, 2023, and no default exists, the amortization commencement date will be further automatically extended to May 1, 2024 and if any term loans are funded under the fourth tranche noted above prior to May 1, 2024, and no default exists, the amortization commencement date will be further automatically extended to November 1, 2024. On the Maturity Date, all unpaid term loans will be due and payable.

As collateral for the obligations, we have granted to Hercules a senior security interest in all our right, title, and interest in, to and under all of our property, inclusive of intellectual property, which includes one of our existing license agreements with Antecip., subject to limited exceptions. Antecip consented to the collateral assignment of the License Agreement, among other things, under a Direct Agreement with us and Hercules.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Only after additional amounts are drawn down by us in the future, if we decide to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

●	Effective upon the date the outstanding principal amount of the advances under the Loan Agreement equals or exceeds $55.0 million, which has not yet occurred, we at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to $15.0 million, plus the amount of our accounts payable under U.S. GAAP not paid after the 180th day following the invoice for such account payable which amount we refer to as the Qualified Cash A/P Amount.

●	Effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date that the First Milestone is achieved and (y) the date that the Second Milestone is achieved, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, we are required to (A) ensure that at all times its market capitalization exceeds $2.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of our most recent quarterly financial statement, determined on a quarterly basis.

●	Restrictions on our ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

Our obligations under the Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, insolvency and a material adverse change in our business, operations or financial or other condition.

In addition, we are required to pay a final payment fee equal to the greater of (A) $2,910,000 and (B) 4.85% of the aggregate amount of all term loan advances minus the aggregate amount of repayments made. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

We may, at our option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the initial closing, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the initial closing, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the initial closing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $202.4 million and $220.0 million as of September 30, 2020 and December 31, 2019, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2020 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2020.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, as well as our Axsome PPC product candidates, AXS-02 and AXS-06, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $73.7 million and $68.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $249.6 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	seek regulatory approval for any product candidates that successfully complete late-stage clinical trials;
●	hire additional commercial, clinical, medical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
●	establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;
●	undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
●	continue to conduct our Phase 2 clinical trial with AXS-05 in TRD;

●	conduct our planned Phase 3 clinical trial with AXS-05 in AD agitation;
●	conduct our planned Phase 3 clinical trial with AXS-12 in narcolepsy;
●	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
●	continue to evaluate, plan for, and potentially conduct clinical trials for AXS-14 in fibromyalgia;
●	develop, in-license, or acquire additional product candidates;
●	conduct late-stage clinical trials for any product candidates that successfully complete early-stage clinical trials;
●	conduct additional non-clinical studies with any product candidates;
●	conduct clinical studies with any additional product candidates;
●	require larger quantities of product; and
●	maintain, expand, and protect our intellectual property portfolio.

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

We believe our currently available cash along with the committed capital from the Hercules facility will be sufficient to fund our anticipated operating cash requirements into at least 2024. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to the development of our product candidates;
●	the costs associated with conducting additional clinical and non-clinical studies with any of our product candidates;
●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market, and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of a new drug application, or NDA, for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical or preclinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
●	the cost and timing of manufacturing sufficient supplies of our product candidates in preparation for commercialization;
●	the effect of competing technological and market developments;

●	revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;
●	the terms and timing of any collaborative, licensing, co-promotion, or other arrangements that we may establish; and
●	the success of the commercialization of any of our current or future product candidates.

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

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan and security agreement with Hercules and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan of up to $225.0 million, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. The Loan and Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

The covenants also include, to the extent the principal amount of the advances under the Loan Agreement equals or exceeds $55.0 million, maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $15.0 million, plus the amount of our accounts payable under U.S generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. Further, effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date of approval of our NDA for our AXS-05 product candidate for the treatment of major depressive disorder reasonably satisfactory to the Lenders, and (y) the date of approval of our NDA for our AXS-07 product candidate for the treatment of migraine, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, we are obligated to (A) ensure that at all times our market capitalization exceeds $2.0 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of our most recent quarterly financial statement, included in the projections we delivered to Hercules on September 9, 2020, as updated from time to time, determined on a quarterly basis.

A breach of any of the covenants under the Loan Agreement could result in a default under the 2020 Term Loan. Upon the occurrence of an event of default under the 2020 Term Loan, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to it to secure such indebtedness.

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

In the United States, we currently plan to, at least initially, seek approval of most of our product candidates using the 505(b)(2) pathway, with the exception of AXS-12 and AXS-14. The FDA interprets Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA, though, requires companies to perform additional clinical trials or preclinical studies to support any deviation from the previously approved product and to support reliance on the FDA’s prior findings of safety and efficacy or published literature.

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

Based on the side effects disclosed in EMA product label for marketed drugs that contain the same active molecule as our product candidate, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials and in the course of our preparation, submission, and review of NDA filings that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or amend trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;
●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical or clinical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	interim analyses may result in our clinical trials being discontinued for safety or futility reasons or may result in modifications to our clinical trials that prolong the trials or make them difficult and more expensive to complete, such as increases in the number of subjects;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	we, the regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate. We may also discontinue clinical research and programs due to changing business priorities;
●	changes in marketing approval policies during the development period rendering our data insufficient to obtain marketing approval;
●	changes in or the enactment of additional statutes or regulations;
●	changes in regulatory review for each submitted product application;
●	the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, with respect to AXS-05, we may need to conduct additional clinical and preclinical studies in addition to our Phase 3 and Phase 2 trials in order to file an NDA for this product candidate. Additionally, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD and on the MOMENTUM trial, which is being conducted pursuant to a Special Protocol Assessment, or SPA, to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional one or more clinical studies to support the filing of an NDA for either of these product candidates. Finally, for AXS-12, we will need to conduct additional clinical studies in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;
●	we may fail to reach an agreement with regulators regarding the scope or design of our clinical trials;
●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial, or extend the study’s or clinical trial’s duration;

●	there may be regulatory questions regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks. For instance, in our communications with the FDA, the FDA has raised questions and had comments regarding our preclinical studies and clinical trials, such as comments on the acceptability of the proposed trial designs for our product candidates, the number of patients planned for our studies, our data analysis plans, the applicability of the serum biomarkers studied in our Phase 1 study of AXS-02, the species and doses used in our preclinical studies, and the results of our preclinical studies;
●	the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different than our reference listed drugs. For instance, while we believe that certain of the pharmacokinetic results for AXS-06 are favorable, the FDA may disagree, refuse labeling claims based upon these results, or determine that additional studies are necessary to substantiate the benefits. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;
●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
●	in connection with the chemistry, manufacturing, and controls (CMC) data necessary for our NDA filings, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating period;
●	applicable to all future drug substance and drug product batches manufactured, packaged, and stored under similar circumstances, to establish the long-term storage conditions, and to provide evidence of the effect of various environmental conditions on the quality of the drug substance and drug product. Our product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results;
●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

As product candidates are developed through preclinical studies to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, as we begin scale-up efforts for commercial-size manufacturing batches, formulation changes may be necessary to improve tablet robustness. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third-party challenges, patent and trade secret protection for our current and future product candidates that we may develop, license, or acquire, as well as the related manufacturing methods. We will be able to protect our technologies from unauthorized use by third parties to the extent that the technologies are covered by valid and enforceable patents or trade secrets.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patent applications and patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents and patent applications or in third-party patents and patent applications. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

●	we may not have been the first to conceive of and reduce to practice the inventions covered by each of our pending patent applications and issued patents;
●	we may not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
●	it is possible that none of the pending patent applications will result in issued patents;
●	the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties;
●	we may not develop additional proprietary technologies that are patentable;
●	patents of others may have an adverse effect on our business;
●	noncompliance with requirements of governmental patent agencies can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;

●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the U.S. Patent and Trademark Office, or USPTO and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications of our current or future product candidates that we may develop, license, or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, may allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or may result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patentability of claims in pending patent applications covering any of our current or future product candidates can be challenged by third parties during prosecution before the USPTO, for example by third-party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as post-grant review, reexamination, and inter-partes review proceedings. For example, petitions for post-grant review of 9 U.S. patents covering the Axsome PPC programs oral zoledronic acid, the active moiety in our AXS-02 product candidate, and neridronic acid, the active moiety in a product candidate under development by a competitor of Axsome, were filed at the USPTO by Grunenthal GmbH, or Grunenthal, requesting that the Patent Trial and Appeal Board, or PTAB, institute proceedings to review the validity of the patents. Post-grant reviews were instituted for each.

In July 2020, the PTAB entered final written decisions for U.S. Patents No. 9,931,352; 10,039,774; and 10,052,338, each containing claims directed to the use of neridronic acid for the treatment of complex regional pain syndrome, or CRPS, holding that the claims were invalid for obviousness. In June, the PTAB entered a final written decision for U.S. Patent No. 9,707,245, containing claims directed to the use of neridronic acid for the treatment of CRPS, holding that the claims were invalid for lacking novelty and for obviousness. In May 2020, the PTAB entered a final written decision for U.S. Patent No. 9,867,839, containing claims directed to the use of oral zoledronic acid, and of neridronic acid, for the treatment of joint pain, holding that the sixteen claims covering oral zoledronic acid were valid and that the fourteen claims covering neridronic acid were invalid for obviousness. In February 2020, the PTAB entered a final written decision for U.S. Patent No. 9,820,999, containing claims directed to the use of neridronic acid for the treatment of CRPS, holding that thirteen of the claims were valid, and seventeen of the claims were invalid for lacking novelty. The PTAB previously entered final written decisions for U.S. Patents No. 9,283,239; 9,408,862; and 9,539,268, each containing claims directed to certain dosage forms containing zoledronic acid or the use of certain dosage forms containing zoledronic acid, holding that the claims were invalid for lack of written description, lack of enablement, lack of novelty, and/or obviousness.

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

We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

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

Our ability to develop, manufacture, market, and sell any of our current and future product candidates depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the general field of treatment and management of pain and other CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending against litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future product candidates may infringe. There could also be existing patents of which we are not aware that any of our current or future product candidates may inadvertently infringe.

If a third party claims that we infringe their intellectual property rights, we could face a number of issues, including:

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

Competitors may infringe our issued patents, our in-licensed patents, or other intellectual property that we own or in-license. Under the terms of our license agreements with Antecip, if we believe a third party is infringing on the patents subject to the licenses, we are obligated, at our own expense, to initiate suit against those third parties. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources than we do. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

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

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer, for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02 and AXS-05, as well as AXS-04, a product candidate that is currently in early stage development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product-by-product and country-by-country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

Filing, prosecuting, and defending patent applications and patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of October 30, 2020, we had only 53 full-time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of October 30, 2020, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 41% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of October 30, 2020, we have outstanding 37,344,201 shares of common stock and 4,082,739 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,382,477 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

We have never declared or paid any cash dividends on our capital stock. In addition, the terms of our existing credit facility with Hercules preclude us from paying cash dividends without Hercules’ consent. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any. Investors seeking cash dividends should not purchase our common stock.

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

10.1

WeWork Membership Agreement effective as of August 1, 2020, by and between the Company and 22 Cortlandt Street HQ LLC (Incorporated by reference, Exhibit 10.1 to the Company’s Form 10-Q filed August 10, 2020).

10.2**+	Agreement, dated as of September 3, 2020, by and between Axsome Therapeutics, Inc. and David Marek.

10.3**

Loan and Security Agreement, dated as of September 25, 2020, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

10.4**	Warrant Agreement, dated as of September 25, 2020, by and between Axsome Therapeutics, Inc. and Hercules Capital, Inc.

10.5**	Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

+Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: November 5, 2020	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)