Form 10-Q/A
period 2020-09-30
Axsome Therapeutics, Inc.
filed 2020-11-06
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Axsome Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2020 (the “Original Report”), solely to file a copy of Exhibit 10.2, which was included in the exhibit index to the Original Report but not previously filed with the Original Report due to a third party administrative error.

In addition, as required by Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report, and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 6.  Exhibits.

The exhibits filed as part of this Amendment are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1

WeWork Membership Agreement effective as of August 1, 2020, by and between the Company and 22 Cortlandt Street HQ LLC (Incorporated by reference, Exhibit 10.1 to the Company’s Form 10-Q filed August 10, 2020).

10.2**+	Agreement, dated as of September 3, 2020, by and between Axsome Therapeutics, Inc. and David Marek.

10.3

Loan and Security Agreement, dated as of September 25, 2020, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.3 to the Company’s Form 10-Q filed November 5, 2020).

10.4

Warrant Agreement, dated as of September 25, 2020, by and between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.4 to the Company’s Form 10-Q filed November 5, 2020).

10.5

Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.5 to the Company’s Form 10-Q filed November 5, 2020).

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Report).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Report).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

+Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: November 6, 2020	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)

6