Form 10-K
period 2020-12-31
Axsome Therapeutics, Inc.
filed 2021-03-01
CIK 1579428

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

22 Cortlandt Street 16th Floor New York, New York (Address of principal executive offices)	10007 (Zip Code)

Registrant’s telephone number, including area code:  (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, Par Value $0.0001 Per Share (Title of Class)	Trading Symbol(s) AXSM	Name of Each Exchange on Which Registered Nasdaq Global Market

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

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately 2.4 billion as of June 30, 2020, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 37,405,268 shares of the registrant’s common stock outstanding as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which we have completed a Phase 2 controlled trial and Phase 3 controlled trial, which we refer to as the ASCEND study and the GEMINI study, respectively, and a Phase 3 long-term open-label study, which we refer to as the COMET study. A New Drug Application, or NDA, has been submitted for AXS-05 for the treatment of MDD. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. We have completed one Phase 2/3 controlled trial, which we refer to as the ADVANCE study, for this indication. We are conducting a Phase 3 placebo-controlled, randomized withdrawal trial in AD agitation, which we refer to as the ACCORD study, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in this indication has been completed. AXS-07 is being developed for the acute treatment of migraine, for which we have completed two Phase 3 controlled trials, which we refer to as MOMENTUM and INTERCEPT, and one Phase 3 long-term open-label trial, which we refer to as the MOVEMENT study. We plan to submit an NDA for AXS-07 for the acute treatment of migraine. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. A Phase 3 trial with AXS-12 in narcolepsy is planned. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion and utilizes our metabolic inhibition technology, to modulate the delivery of the components. We are developing AXS‑05 initially for the following indications: MDD, AD agitation, and as an aid to smoking cessation. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the N-methyl-D-aspartate, or NMDA, receptor, also known as a glutamate receptor modulator, which is a novel mechanism of action, meaning it works differently than currently approved therapies for MDD. The dextromethrophan component of AXS-05 is also a sigma-1 receptor agonist. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is also a norepinephrine and dopamine reuptake inhibitor. AXS-05 has been granted FDA Breakthrough Therapy designation for the treatment of MDD, and Breakthrough Therapy and Fast Track designations for the treatment of AD agitation. We are developing AXS‑05 via the 505(b)(2) regulatory pathway.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™ (Molecular Solubility Enhanced Inclusion Complex) meloxicam and rizatriptan. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/1D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We are developing AXS-07 via the 505(b)(2) regulatory development pathway.

AXS-09 is an oral, investigational NMDA receptor antagonist with multimodal activity consisting of esbupropion and dextromethorphan, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that dextromethorphan plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted Breakthrough Therapy designation and Orphan Drug Designation by the FDA for the treatment of cataplexy in narcolepsy.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034 and 2040 for AXS-05 and to 2036 for AXS-07, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14.

Our Strategy

Our goal is to efficiently develop and commercialize novel, differentiated therapies for the management of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•

Pursue novel CNS indications with high unmet medical need.  We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are developing our product candidates for CNS indications where there exist significant unmet medical needs, or that have no or few FDA‑approved pharmacological treatments. CNS disorders are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on areas of unmet medical need, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies. Many of these indications have significant patient populations which, when combined with the limitations of current treatments, should provide us with attractive commercial opportunities.

•

Develop products with our proprietary medicinal chemistry and formulation technologies.  Our proprietary medicinal chemistry and formulation technologies allow us to continue to design new and innovative medicines to treat CNS conditions. These technologies and capabilities include: (1) chiral chemistry and formulation to identify, isolate and stabilize chirally pure enantiomers, (2) metabolic inhibition as a novel drug delivery method to increase the bioavailability and prolong the half-life of target drug molecules, (3) the MoSEIC™ technology which is designed to substantially increase the solubility and speed the absorption of target drug molecules, and (4) proprietary chemical synthesis and analysis to produce target drug molecules.

•

Develop products with differentiated profiles.  We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS-05 and AXS-09 combine several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEICTM technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-07 product candidate. We believe that products with clearly differentiated features will be attractive to patients and their physicians, and will provide us with a competitive commercial advantage.

•

Reduce clinical and regulatory risk, limit development costs, and accelerate time to market.  Some of our product candidates incorporate chemical entities with long histories of clinical use and well‑characterized safety profiles. Use of well‑characterized molecules has allowed us to rapidly complete early clinical development of our product candidates, and may reduce the risk of late‑stage clinical failures due to unexpected toxicities. This strategy may allow us to seek FDA approval for some of our product candidates using the 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, permits an applicant to file a new drug application, or NDA, that relies, in part, on the FDA’s prior findings of safety and efficacy in the approval of a similar drug, or on published literature. It therefore allows us to leverage previous preclinical and clinical experience with the active molecules in some of our product candidates and potentially forego conducting certain lengthy and costly preclinical studies, reduce clinical and regulatory risk, limit development costs, and accelerate our time to commercialization.

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

Our current CNS product candidate pipeline is summarized in the table below:

CNS Product Candidates

AXS‑05

Overview

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of dextromethorphan and bupropion and utilizes Axsome’s metabolic inhibition technology. The dextromethrophan component of AXS-05 is a uncompetitive N-methyl-D-aspartate, or NMDA, receptor antagonist, also known as a glutamate receptor modulator, a sigma-1 receptor agonist. Dextromethrophan is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan by inhibiting its metabolism, and is also a norepinephrine and dopamine reuptake inhibitor.

AXS-05 is potentially applicable to the treatment of a variety of CNS disorders, based on its mechanisms of action. We are developing AXS-05 initially as a therapeutic for major depressive disorder, or MDD, Alzheimer’s disease agitation, or AD agitation, and as an aid to smoking cessation.

Depression

We are developing AXS-05 for the treatment of MDD. We believe there is a substantial need for new, more effective treatments for this large underserved patient population.

MDD is a debilitating, chronic, biologically-based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, and which impairs social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. MDD is highly prevalent and difficult to treat. According to the National Institutes of Health, or NIH, an estimated 7.8% of U.S. adults experience MDD each year, and of them approximately two-thirds had severe impairment associated with their depression. Results of the Sequenced Treatment Alternatives to Relieve Depression, or STAR*D trial, funded by the National Institute of Mental Health, indicate that nearly two-thirds of diagnosed and treated patients do not experience adequate treatment response with first-line therapy, and that the majority of these initial failures also fail second-line treatment.

We have completed one Phase 2 trial and one Phase 3 trial in MDD, one Phase 3 open-label, long-term study in MDD and treatment resistant depression, or TRD, one Phase 3 trial in TRD, and several Phase 1 pharmacokinetic clinical trials of AXS-05. In March 2019, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of MDD. In May 2019, we announced the pivotal status of the Phase 2 ASCEND trial of AXS-05 in MDD, allowing for expedited development of AXS-05 for this indication, based on the outcome of an FDA Breakthrough Therapy meeting. In July 2020, we announced a positive pre-NDA meeting with the FDA regarding the planned NDA submission of AXS-05 for the treatment of MDD.

GEMINI Study

In June 2019, we initiated the GEMINI study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled, U.S. trial of AXS-05 in the treatment of MDD. In December 2019, we announced that AXS-05 achieved the primary endpoint and rapidly and significantly improved symptoms of depression as compared to placebo in the GEMINI study. In this trial, 327 adult patients with confirmed moderate to severe MDD were randomized to treatment with either AXS-05 (45 mg dextromethorphan-105 mg bupropion modulated delivery tablet) or placebo once daily for the first 3 days and twice daily thereafter for a total of 6 weeks.

AXS-05 met the primary endpoint by demonstrating a statistically significant reduction in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score compared to placebo at Week 6, with mean reductions from baseline of 16.6 points for AXS-05 and 11.9 points for placebo (p=0.002). AXS-05 rapidly and durably improved depressive symptoms as compared to placebo with statistical significance on the MADRS total score demonstrated at Week 1, the earliest time point assessed, and at all time points thereafter. Rates of remission from depression (defined as MADRS ≤10) were statistically significantly greater for AXS-05 compared to placebo at Week 2 (p=0.013) and at every time point thereafter, being achieved by 39.5% of AXS-05 patients compared to 17.3% of placebo patients at Week 6 (p<0.001).

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

ASCEND Study

In June 2018, we initiated the ASCEND study, a Phase 2 randomized, double-blind, active-controlled, multi-center, U.S. trial to evaluate the efficacy and safety of AXS-05 in patients with MDD. In January 2019, we announced that AXS-05 met the prespecified primary endpoint and significantly improved symptoms of depression as compared to bupropion in the ASCEND study. In this trial, 80 adult patients with confirmed moderate to severe MDD were treated either with AXS-05 (45 mg dextromethorphan-105 mg bupropion tablet), or the active comparator bupropion (105 mg), twice daily for 6 weeks.

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

COMET Study

In July 2019, we announced that we initiated the COMET Phase 3, open-label study in order to build a patient safety database to support the filing of an NDA for AXS-05 for the treatment of MDD. The COMET trial included three Phase 2 open-label efficacy sub-studies, which were the COMET-AU, the COMET-TRD, and the COMET-SI trials. In December 2020, we announced positive results from the overall COMET study and the three open-label efficacy sub-studies.

A total of 876 patients were enrolled, consisting of 265 patients who rolled over from prior controlled trials with AXS-05 (roll-over patients), and 611 new (de novo) patients who had not previously participated in an AXS-05 trial. At the time of study conclusion, 597 patients had reached at least 6 months, and 110 patients had reached at least 12 months of treatment. The COMET-AU trial evaluated 115 patients with antidepressant unresponsive (AU) MDD, defined as patients with ongoing symptoms of depression despite previously receiving one standard antidepressant pharmacotherapy. The COMET-TRD trial enrolled 70 patients with TRD, defined as patients with ongoing symptoms of depression despite previously receiving two standard antidepressant pharmacotherapy. The COMET-SI trial evaluated 37 patients with suicidal ideation, defined as a score of ≥3 on the Suicidality Item of the MADRS (MADRS-SI score) at baseline.

In the overall COMET trial, AXS-05 treatment resulted in rapid, substantial, and durable improvement in depressive symptoms, measured using the MADRS, which was sustained or increased with long-term treatment. New patients, who had not previously participated in an AXS-05 trial, experienced mean reductions from baseline in the MADRS total score of 14.0 points at Week 2 and 21.1 points at Week 6 (primary time point). Reductions from baseline at 6 and 12 months were 23.9 points and 23.0 points, respectively. Similar findings of rapid and durable improvements in depressive symptoms were demonstrated in the COMET-AU and COMET-TRD substudies. In the COMET-SI trial, a rapid reduction in suicidal ideation was observed with AXS-05 treatment, as demonstrated by reductions in the MADRS-SI score of 67.6% by Week 1, the earliest time point measured, 73.5% by Week 2, and 82.4% by Week 4. Resolution of suicidal ideation with AXS-05 treatment was achieved by 60.0% of patients by Week 1, 68.8% by Week 2, and 77.8% of patients by Week 4. Resolution was defined as a MADRS-SI score of 0 or 1 on a 0 to 6 scale.

AXS-05 was well tolerated with long-term dosing. The safety profile of AXS-05 over the 12-month treatment period was consistent with what was previously reported in short-term controlled trials, with no new safety signals detected. The most commonly reported adverse events in the COMET trial were dizziness, nausea, headache, dry mouth, and decreased appetite.

STRIDE-1 Study

In March 2016, we initiated the STRIDE-1 study, a Phase 3, randomized, double‑blind, active‑controlled, U.S. trial to assess the efficacy and safety of AXS‑05 in the treatment of TRD. In March 2020, we announced that the STRIDE-1 study met its key secondary endpoints, achieving rapid reduction in depressive symptoms but did not achieve statistical significance on the primary endpoint. In this trial, 312 adult patients with confirmed TRD, who had failed two or three prior treatments, were randomized to treatment with either AXS-05 (45 mg dextromethorphan-105 mg bupropion tablet) or the active comparator bupropion (150 mg), twice daily for 6 weeks.

AXS-05 rapidly and significantly improved depressive symptoms in patients with TRD as measured by the Quick Inventory of Depressive Symptomatology-Self-Rated (QIDS-SR-16) averaged over the entire 6-week treatment period, with mean reductions of 3.3 for AXS-05 versus 2.3 for bupropion (p=0.013). Rates of remission from depression (defined as QIDS-SR-16 ≤5) were statistically significantly greater for AXS-05 compared to bupropion at Week 1 (p=0.001) and at every time point thereafter, being achieved by 18.2% of AXS-05 patients compared to 8.2% of bupropion patients at Week 6 (p=0.012). The STRIDE-1 trial did not reach statistical significance on the Week 6 primary endpoint on MADRS.

AXS-05 significantly improved cognitive function in patients with TRD as compared to bupropion, assessed using the Cognitive subscale of the Massachusetts General Hospital Cognitive and Physical Functioning Questionnaire (CPFQ) (p=0.011). The improvement in cognitive function with AXS-05 was rapid as compared to bupropion, reaching statistical significance as early as Week 2 (p=0.01) and at every time point thereafter. The Cognitive subscale of the CPFQ assesses sharpness/mental acuity, and the ability to focus/maintain attention, to remember/recall information, and to find words. Statistical significance for the superiority of AXS-05 versus bupropion was also achieved for the entire CPFQ (p=0.014), which assesses physical in addition to cognitive functioning.

AXS-05 rapidly and significantly reduced anxiety symptoms in patients with TRD as compared to bupropion, assessed using the Hamilton Anxiety Scale (HAM-A) (p=0.009). AXS-05 demonstrated numerical improvement versus the active comparator bupropion for all other efficacy variables assessed.

AXS-05 was well tolerated in the trial. The most commonly reported adverse events in the AXS-05 arm were dizziness and nausea.

Alzheimer’s Disease (AD) Agitation

We are developing AXS-05 for the treatment of Alzheimer’s disease agitation, or AD agitation. There is currently no FDA-approved pharmacological treatment for the indication of AD agitation.

AD is a progressive neurodegenerative disorder that manifests initially as forgetfulness advancing to severe cognitive impairment and memory loss. It is a common form of dementia and afflicts more than 5 million individuals in the United States, a number that is anticipated to increase to approximately 14 million by 2050. In addition to cognitive decline, individuals diagnosed with AD typically experience behavioral and psychological symptoms including agitation and aggression. These symptoms are seen in a high percentage of AD sufferers, with agitation being reported in up to 70% of patients. Agitation is characterized by emotional distress, aggressive behaviors, disruptive irritability, and disinhibition. Agitation associated with AD has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death.

Because there are no FDA-approved pharmacological treatments for the indication of agitation associated with AD, patients are currently treated off-label with various agents including antipsychotics, which have been considered the mainstay of treatment. These treatments however are limited by safety concerns. Typical antipsychotics prescribed for agitation, aggression, or insomnia are associated with functional decline in patients with AD, while studies indicate that atypical antipsychotics may be associated with increased rates of cerebrovascular events and death in patients with dementia.

In June 2020, we announced that AXS-05 had received FDA Breakthrough Therapy designation for the AD agitation indication. In August 2020, we announced confirmation of the pivotal development status and plan for AXS-05 in the treatment of AD agitation following an Breakthrough Therapy meeting with the FDA.

ADVANCE-1 Study

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled, U.S. trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. In April 2020, we announced that AXS-05 had achieved its primary endpoint and rapidly and substantially improved agitation in patients with AD in the ADVANCE study. In this trial, 366 Alzheimer’s disease patients were randomized to treatment with AXS-05 (dextromethorphan-bupropion modulated tablet, dose escalated to 45 mg-105 mg twice daily), bupropion (dose escalated to 105 mg twice daily), or matching placebo, for 5 weeks.

AXS-05 met the primary endpoint by demonstrating a statistically significant mean reduction in the Cohen Mansfield Agitation Inventory (CMAI) total score compared to placebo at Week 5, with mean reductions from baseline of 15.4 points for AXS-05 and 11.5 points for placebo (p=0.010). These results represent a mean percentage reduction from baseline of 48% for AXS-05 versus 38% for placebo. AXS-05 was also superior to bupropion on the CMAI total score (p<0.001), establishing component contribution.

AXS-05 rapidly improved agitation symptoms. Improvement on the CMAI total score with AXS-05 was numerically superior to placebo starting at Week 2, achieving statistical significance at Week 3 (p=0.007) only one week after full dosing with AXS-05.

A statistically significantly greater proportion of patients achieved a clinical response on the CMAI, defined as a 30% or greater improvement from baseline, with AXS-05 as compared to placebo (73% versus 57%, p=0.005). These results were consistent with clinicians’ global assessments of change measured using the modified Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change for Agitation (mADCS-CGIC). AXS-05 demonstrated statistically significantly greater improvement in agitation as compared to placebo on this measure (p=0.036).

AXS-05 was well tolerated in the trial. The most commonly reported adverse events in the AXS-05 arm were somnolence (8.2% for AXS-05 versus 4.1% for bupropion and 3.2% for placebo), dizziness (6.3%, 10.2%, 3.2%, respectively), and diarrhea (4.4%, 6.1%, 4.4%, respectively).

Ongoing ACCORD Study

In December 2020, we announced initiation of the Phase 3 ACCORD (Assessing Clinical Outcomes in Alzheimer’s Disease Agitation) trial. ACCORD is a andomized, double-blind, multicenter, placebo-controlled, trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. Enrolled patients will first enter a 9-week, open-label stabilization period, during which they will be treated with AXS-05 and monitored for a treatment response based on the CMAI. Patients who experience a treatment response during the stabilization period will then be randomized into the double-blind treatment period, in a 1:1 ratio, to continue treatment with AXS-05 or to switch to placebo, for up to 26 weeks or until a relapse of agitation occurs. The primary endpoint will be the time from randomization to relapse. Assessments will include the CMAI, clinician- and caregiver-rated scales, and safety parameters.

Smoking Cessation

We are developing AXS-05 as an aid to smoking cessation treatment. Nearly 40 million American adults smoke and around 70% report that they want to quit. Tobacco use results in approximately 500,000 premature deaths each year in the U.S., according to the Centers for Disease Control and Prevention. Smoking is the single largest cause of premature deaths worldwide accounting for an estimated 20% of all deaths in developed countries. Direct health care and lost productivity costs as a result of smoking total nearly $300 billion a year in the U.S. alone. It is estimated that only 3% to 5% of cigarette smokers who attempt to quit without assistance are successful for 6 to 12 months, and even with the currently available treatment options, relapse rates remain above 80%.

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS‑05 in a Phase 2 clinical trial in smoking cessation under an Investigator Sponsored IND. In April 2018, we announced the enrollment of the first patient into a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was being conducted under the research collaboration agreement between us and Duke University. In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation.

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

Migraine

We are developing AXS‑07 for the acute treatment of migraine. Migraine is a disorder characterized by recurrent attacks of pulsating, unilateral or bilateral head pain, often associated with nausea, photophobia, and phonophobia. Migraine attacks may occur with or without an aura, which is a focal neurological symptom, such as vision changes, that typically precedes other symptoms. Migraine attacks generally last from 4 to 72 hours and are often severe and disabling, requiring bed rest.

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

In February 2019, we reached agreement with the FDA under a Special Protocol Assessment (SPA) for the design, endpoints, and statistical approach of the planned MOMENTUM (Maximizing Outcomes in Treating Acute Migraine) Phase 3 trial of AXS-07 in the acute treatment of migraine. The SPA provides agreement that the overall MOMENTUM trial design (e.g., entry criteria, dose selection, endpoints) and planned analysis adequately address objectives that, if met, will support filing of an NDA of AXS-07 for the indication of acute treatment of migraine in adults with or without aura. In October 2019, we announced the results of the MINDSET physician survey, which affirmed the unmet need in the acute treatment of migraine. In August 2020, we announced a successful Pre-NDA meeting with the FDA for AXS-07 in the acute treatment of migraine.

MOMENTUM Study

In March 2019, we initiated the MOMENTUM study. In December 2019, we announced that AXS-07 achieved co-primary and key secondary endpoints and significantly improved migraine pain, freedom from most bother symptom, and sustained pain freedom, in the MOMENTUM study.

MOMENTUM was a randomized, double-blind, placebo- and active-controlled trial which enrolled only patients with a history of inadequate response to prior acute migraine treatments, assessed using the Migraine Treatment Optimization Questionnaire, or mTOQ-4. A total of 1,594 patients were randomized in a 2:2:2:1 ratio to AXS-07 (20 mg MoSEIC™ meloxicam-10 mg rizatriptan), rizatriptan (10 mg), MoSEIC™ meloxicam (20 mg), or placebo, to treat a single migraine attack of moderate or severe intensity. In addition to a history of inadequate response, enrolled patients exhibited a high rate of characteristics that are strongly associated with poor treatment outcomes including cutaneous allodynia (75.4%), severe migraine pain intensity (41.2%), obesity (43.7%), and morning migraine (36.6%). Rizatriptan, an active comparator in the trial, is considered to be the fastest acting oral triptan and one of the most effective medications currently available for the acute treatment of migraine.

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

AXS-07 was well tolerated in the trial. The most commonly reported adverse events with AXS-07 were nausea, dizziness and somnolence, none of which occurred at a rate greater than placebo or greater than 3%.

INTERCEPT Study

In October 2019, we initiated the INTERCEPT study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled trial evaluating the early treatment of migraine with AXS-07. In April 2020, we announced that AXS-07 achieved the co-primary endpoints and prevented migraine pain progression in the INTERCEPT study. In the INTERCEPT study a total of 302 patients were randomized in a 1:1 ratio to treat a single migraine attack with a single dose of AXS-07, or placebo, at the earliest sign of migraine pain, while the pain intensity was mild.

AXS-07 met both of the two co-primary endpoints by demonstrating a statistically significantly greater percentage of patients as compared to placebo achieving pain freedom (32.6% versus 16.3%, p=0.002) and freedom from most bothersome symptom (43.9% versus 26.7%, p=0.003), 2 hours after dosing. AXS-07 durably relieved migraine pain with a statistically significantly greater percentage of patients as compared to placebo achieving sustained pain freedom from 2 to 24 hours after dosing (22.7% versus 12.6%, p=0.030), and from 2 to 48 hours after dosing (20.5% versus 9.6%, p=0.013). AXS-07 rapidly eliminated migraine symptoms, with numerical separation from placebo as early as 30 minutes for migraine pain freedom and most bothersome symptom freedom, achieving statistical significance for migraine pain at 90 minutes (p=0.003) and at every timepoint thereafter.

A single dose of AXS-07 significantly prevented progression of migraine pain beyond mild intensity while significantly reducing the use of rescue medication. Freedom from pain progression from 2 to 24 hours after dosing was achieved by 73.5% of AXS-07 patients versus 47.4% of placebo patients (p<0.001). The effect on pain progression translated to a significant reduction in the use of rescue medication, with only 15.3% of AXS-07 patients requiring rescue medication through 24 hours after dosing, versus 42.2% of placebo patients (p<0.001).

AXS-07 substantially and significantly reduced functional disability, and demonstrated overall disease improvement. AXS-07 treatment resulted in 73.5% of patients able to perform normal activities at 24 hours compared to 47.4% of placebo patients (p<0.001). On the Patient Global Impression of Change (PGI-C) scale, 52.4% of AXS-07 patients were very much or much improved compared to 27.7% of placebo patients (p<0.001).

AXS-07 was well tolerated in the trial. The most commonly reported adverse events with AXS-07 were somnolence, dizziness, and paresthesia, all of which occurred at a rate of less than five percent.

MOVEMENT Study

In July 2019, we announced that we were enrolling the Phase 3 open-label MOVEMENT (Multimechanistic Treatment over Time of Migraine Symptoms) study in order to build a patient safety database to support the filing of an NDA for AXS-07 in the acute treatment of migraine. In December 2020, we announced positive efficacy and long-term safety results from the MOVEMENT trial of AXS-07 in the acute treatment of migraine.

The MOVEMENT trial evaluated the long-term safety of AXS-07 (20 mg MoSEIC™ meloxicam-10 mg rizatriptan), dosed for up to 12 months, in patients with migraine attacks. The study enrolled patients who had completed the previous pivotal studies of AXS-07: the MOMENTUM and INTERCEPT trials. Enrolled patients were allowed to treat up to 10 migraine attacks per month during the up to 12-month period, with one dose of AXS-07 for each migraine that occurred. The safety and efficacy of AXS-07 was assessed during the trial. A total of 706 patients were enrolled. The trial was concluded once at least 300 patients had treated at least 2 migraines a month for 6 months, and approximately 100 patients had treated at least 2 migraines a month for 12 months, as pre-specified. At the time of study conclusion, 515 patients had reached at least 6 months, and 155 patients had reached at least 12 months of treatment. Over 21,000 migraine attacks were treated with AXS-07 during the trial.

In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms. Within 1 hour after dosing, 39% (range: 37-41%) of patients achieved relief of migraine pain, demonstrating the rapid onset of AXS-07. Two hours after administration of AXS-07, relief of migraine pain was achieved by 68% (range: 65-71%) of patients and pain freedom by 38% (range: 37-40%) of patients. Freedom from most bothersome symptom (photophobia, phonophobia, nausea) was achieved by 47% (range: 46-49%) of patients within 2 hours after dosing.

AXS-07 durably relieved migraine pain with 85% (range: 84-86%) of patients free from rescue medication use through 24 hours, and 83% (range: 82-85%) of patients free from rescue medication use through 48 hours after a single administration of AXS-07. Rates of sustained pain relief from 2 to 24 hours and from 2 to 48 hours were 60% (range: 59-62%) and 59% (58-60%), respectively. Rates of sustained pain freedom from 2 to 24 hours and from 2 to 48 hours were 33% (range: 33-35%) and 32% (range: 32-34%), respectively.

AXS-07 was well tolerated with long-term dosing. The safety profile of AXS-07 over the 12-month treatment period was consistent with that previously reported in short-term controlled trials. The most commonly reported adverse events (≥3%) were nausea, dizziness, and vomiting.

AXS‑09

AXS‑09 is a novel, oral, investigational medicine consisting of chirally pure esbupropion and dextromethrophan. Esbupropion is the S-enantiomer of bupropion, a dopamine and norepinephrine reuptake inhibitor and nicotinic acetylcholine receptor antagonist which also serves to increase the bioavailability of dextromethrophan. Enantiomers are molecules which are identical in chemical structure but which differ in the three-dimensional arrangement of the atoms, i.e. the molecules are mirror images. AXS-09 may potentially be applicable to the treatment of a variety of CNS disorders, based on the mechanisms of action of its two components.

In February 2018, we announced the results of a Phase 1 pharmacokinetic trial of AXS-09. The Phase 1 trial was a randomized, multiple-dose, parallel group pharmacokinetic trial. A total of 32 healthy adult subjects were randomly assigned to treatment with AXS-09, R-bupropion and dextromethrophan, single-entity S-bupropion, or single-entity R-bupropion tablets, for 8 days under fasting conditions. Plasma concentrations of dextromethrophan, bupropion, and their metabolites were measured. The primary endpoint was the change in dextromethorphan plasma concentrations from day 1 to day 8.

Results of the Phase 1 trial demonstrated that AXS-09 resulted in substantial increases in dextromethorphan plasma concentrations into a potentially therapeutic range with repeated dosing, p<0.0001 day 1 versus day 8. AXS-09 was well tolerated with no serious adverse events reported in the trial. The increased plasma concentrations of dextromethorphan after dosing with AXS-09, which contains the chirally pure S-enantiomer of bupropion, are comparable to those achieved with dosing of our first generation product candidate, AXS-05, which contains racemic bupropion, equal amounts of the S- and R-enantiomers. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

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

We received written pre‑IND meeting guidance from the FDA in August 2018 on our clinical development plan for AXS‑12 in narcolepsy. In October 2018, we received Orphan Drug Designation from the FDA for AXS-12 for the treatment of narcolepsy. In January 2020, we entered into an exclusive license agreement with Pfizer Inc. for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12. In August 2020, we announced that the FDA had granted AXS-12 Breakthrough Therapy designation for the treatment of cataplexy in patients with narcolepsy. In September 2020, we announced that the development plan for AXS-12 for the treatment of narcolepsy was expedited following a Breakthrough Therapy meeting with the FDA.

CONCERT Study

In January 2019, we initiated the CONCERT study to evaluate the efficacy and safety of AXS-12 in narcolepsy. In December 2019, we announced that AXS-12 met the prespecified primary endpoint and significantly reduced the total number of cataplexy attacks in the CONCERT trial.

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

AXS-12 was well tolerated in the trial. The most commonly reported adverse events with AXS-12 treatment were anxiety, constipation, and insomnia.

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

Pain and Primary Care

We continue to own and maintain the intellectual property covering our pain and primary care assets that we are not currently developing.

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

Exclusive License Agreements with Antecip

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS‑05 anywhere in the world for veterinary and human therapeutic and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS‑05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS‑05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product‑by‑product and country‑by‑country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid‑up, royalty‑free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements.

Intellectual Property

We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, FDA and EMA exclusivity, and contractual restrictions on disclosure. Our policy is to pursue, maintain, and defend patent rights whether developed internally or licensed from third parties and to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. U.S. patents generally have a term of 20 years from the earliest effective date of the application.

As of February 22, 2021, our intellectual property portfolio contains 192 issued patents and more than 165 pending applications in the United States and worldwide. More than fifty issued United States patents and more than 40 issued foreign patents covering our AXS‑05 product candidate have claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034, and 2040. More than forty issued United States patents and more than 40 issued foreign patents covering our AXS‑07 product candidate, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2036. We have pending PCT applications, as well as pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by us.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of pain and CNS disorders and filing patent applications potentially relevant to our business. In order to contend with the inevitable possibility of third party intellectual property conflicts, from time to time we review and assess the third party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. With respect to third party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and on line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation forced upon us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition to patents, we rely upon unpatented trade secrets, know how, and continuing technological innovation to develop and maintain a competitive position. We seek to protect our proprietary information, including our trade secrets and proprietary know how, by requiring our employees to execute Proprietary Information, Inventions, Non Solicitation, and Non Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property, or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

Sales and Marketing

We intend to build a commercial infrastructure in the United States in advance of anticipated drug approval of our product candidates. We believe that we can cost effectively implement a targeted sales force required to commercialize our products, if approved, in the United States. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include Value and Access inclusive of focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We may seek co-promotion partners for our sales efforts to achieve broader reach or call frequency with other United States target physicians. We believe that there are significant market opportunities for our products outside of the United States. As a result, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products outside the United States. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third‑party payors.

CNS Product Candidates

AXS‑05 Competition

Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: Prozac, which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Trintellix, with is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd, which is marketed by Abbvie; Effexor, which is marketed by Pfizer, Inc.; and Wellbutrin, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of depression including Relmada Therapeutics, Inc., Sage Therapeutics, Inc. and Minerva Neurosciences. We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc., Treximet, which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company; Nurtec, which is marketed by Biohaven Pharmaceuticals, and Ubrelvy, which is marketed by AbbVie.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include Ritalin, which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva Pharmaceutical Industries Ltd; Xyrem, Xywav and Sunosi, which are all marketed by Jazz Pharmaceuticals plc; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc; and Jazz Pharmaceuticals plc.

AXS-14 Competition

Products approved to treat fibromyalgia include Cymbalta, which is marketed by Eli Lilly and Company; Lyrica, which is marketed by Pfizer, Inc.; and Savella, which is marketed by AbbVie. We are aware of other companies working to develop therapeutics for the treatment of fibromyalgia including Astellas Pharma, Inc.; Aptinyx Inc.; Innovative Med Concepts, Inc.; Teva Pharmaceutical Industries Ltd; and Tonix Pharmaceutical Holding Corp.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local level, and in other countries and supranational regions, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, adverse event reporting and pharmacovigilance, marketing, import, and export of pharmaceutical products such as those we are developing, and for which we are seeking FDA approval. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for pharmaceutical products, including laws intended to prevent fraud, waste, and abuse of healthcare dollars. This includes for example, requirements that manufacturers of pharmaceutical products participating in Medicaid and Medicare comply with mandatory price reporting, discount, rebate requirements, and other cost control measures, as well as anti-kickback laws and laws prohibiting false claims. Some states also have enacted fraud, waste, and abuse laws that parallel (and in some cases apply more broadly than) federal laws, and in some cases price transparency requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Further, healthcare is an active area of governmental scrutiny, and it is reasonable to expect that the requirements may become more stringent within the foreseeable future.

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

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, safety, potency, and purity. Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre‑Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA the FDA will inspect one or more clinical trial sites to assure compliance with GCPs. Moreover, due to the ongoing COVID-19 pandemic, the FDA may delay Pre-Approval Inspections. For example, after generally suspending in-person inspections due to COVID-19, the FDA announced it would resume domestic facility inspections, although the agency continues its general suspension of foreign facility inspections (although “mission-critical” inspections may be considered on a case-by-case basis). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval Inspections) continues to evolve.

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

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

The federal Anti- Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti- Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti- Kickback Statute. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. Additionally, the intent standard under the Anti-Kickback Statute provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

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

The ACA further created new federal requirements for reporting under the Physician Payments Sunshine Act, or the Sunshine Act, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. The Sunshine Act’s tracking requirement is now extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners, with reporting requirements for these additional mid-level practitioners going into effect in 2022.

The federal civil False Claims Act, or FCA, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented directly or indirectly to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act; however, a November 2017 Department of Justice memorandum now prohibits the use of subregulatory guidance documents to impose new or more stringent requirements on entities outside the Executive Branch of the federal government. Because the Department has experienced recent administration changes, it is unclear whether the new Attorney General will continue this policy. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, civil False Claims Act liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, or overpayments caused by understated rebate amounts. False Claims Act enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

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

The compliance and enforcement landscape, and related risk, is informed by government litigation and settlement precedent, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its respective implementing regulations, extended certain requirements relating to the privacy, security, and transmission of individually identifiable health information directly to business associates and HIPAA-covered entities. While we would not be a “covered entity” under HIPAA, it is possible that we may enter into a service or business arrangement that would cause us to serve as a business associate, defined as a person or organization, other than a member of a covered entity’s workforce, that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. We are not a covered entity under HIPAA but in certain limited situations, we may be considered a business associate. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber-attacks during the pandemic have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, was made effective January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act (CPRA) passed on November 3, 2020. While the majority of the CPRA’s substantive provisions will not take effect until January 1, 2023, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third party payor, including commercial insurers, and some have transparency laws that require reporting price increases and related information. Certain state laws also regulate manufacturers’ use of prescriber identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

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

Congress and the former Trump Administration, from 2017 - 2020 engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts were varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or TCJA, rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas (formerly Texas v. Azar) on November 2, 2020. The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our product candidates, or the amounts of reimbursement available for our product candidates. If future legislation were to impose direct governmental price controls or access restrictions, it could have a significant adverse impact on our business. Additionally, with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $70.2 million, $53.6 million, and $23.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14.

Employees and Human Capital Management

As of February 22, 2021, we had 60 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Corporate Information

We were incorporated in Delaware in January 2012. Our offices are located at 22 Cortlandt Street, 16th Floor, New York, New York 10007, and our telephone number is (212) 332-3241.

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

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. Investors should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•	We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability.
•

We may need additional funding to conduct our future clinical trials and to complete development and commercialization of our product candidates. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

•

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan and security agreement with Hercules and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

•	We have a limited operating history and no history of commercializing products, which may make it difficult to evaluate our business and prospects.
•

We are substantially dependent on the success of our product candidates and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing Phase 3 clinical trials, receive regulatory approval, or be successfully commercialized.

•

If safety and efficacy data for our product candidates, a reference drug, or published literature does not satisfactorily demonstrate safety and efficacy to the FDA, or if the FDA and other regulators do not permit us to rely on the data of a reference drug or published literature, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation, and AXS-12 for the treatment of cataplexy in patients with narcolepsy, for example, may not ultimately lead to a faster development or regulatory review or approval process, and it will not increase the likelihood that these product candidates will receive marketing approval.

•

We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.

•

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, we may be unable to generate product revenues.

•	If any of our current or future product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

•

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

•

If the manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

•

Our business operations, financial condition, results of operations and cash flows may be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic.

•

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

•	We are dependent on third parties to decide to utilize our product candidates to make them readily available at the point of care throughout their networks of pharmacies.
•	Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
•

We have licensed and may need to license certain intellectual property from third parties in the future, such licenses may not be available or may not be available on commercially reasonable terms, and if the licenses are terminated for any reason our business may be materially harmed.

•

If we fail to comply with federal state, and foreign healthcare laws, including fraud and abuse and transparency and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

•

If the government or third-party payors fail to provide adequate coverage and payment rates for any of our current or future product candidates, or if HMOs or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

•

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.If we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

•

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

•

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•	The use of our net operating loss carryforwards and research tax credits may be limited.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability.

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, including AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $102.9 million and $68.3 million for the twelve months ended December 31, 2020 and the year ended December 31, 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $278.8 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	hire additional commercial, clinical, medical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
•

establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;

•	undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
•	continue to conduct our Phase 2 clinical trial with AXS-05 in TRD;
•	continue to conduct our Phase 3 clinical trial with AXS‑05 in AD agitation;
•	conduct our planned Phase 3 clinical trial with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
•	continue to evaluate, plan for, and potentially conduct clinical trials for AXS-14 in fibromyalgia;
•	develop, in‑license, or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;
•	conduct additional non‑clinical studies with any product candidates;
•	conduct clinical studies with any additional product candidates;
•	require larger quantities of product; and
•	maintain, expand, and protect our intellectual property portfolio.

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

We may need additional funding to conduct our future clinical trials and to complete development and commercialization of our product candidates. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

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

•	the rate of progress and costs related to the development of our product candidates;
•	the costs associated with conducting additional clinical and non-clinical studies with any of our product candidates;
•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
•	the costs of establishing a commercial organization to sell, market, and distribute our product candidates;
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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. A Phase 3 trial with AXS-05 in AD agitation is ongoing and a Phase 3 AXS-12 in narcolepsy is planned. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of AXS-05 for the treatment of depression, agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine, AXS-12 for the treatment of narcolepsy and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS-05, as well as two product candidates that are not currently in active development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If safety and efficacy data for our product candidates, a reference drug, or published literature does not satisfactorily demonstrate safety and efficacy to the FDA, or if the FDA and other regulators do not permit us to rely on the data of a reference drug or published literature, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Based on the side effects disclosed in FDA product labels for marketed drugs that contain the same active molecules as our product candidate, AXS‑05 may result in dry mouth, nausea, insomnia, dizziness, pharyngitis, abdominal pain, agitation, anxiety, tremor, seizure, increase in blood pressure and heart rate, hepatoxicity, hypoglycemia, thrombocytopenia or other hypersensitivity reactions, QT prolongation, left ventricular hypertrophy or left ventricular dysfunction, palpitation, sweating, tinnitus, myalgia, anorexia, urinary frequency, rash, seizure, hypertension, activation of mania or hypomania, psychosis and other neuropsychiatric reactions, suicidal ideation, suicide attempt, completed suicide, angle closure glaucoma, allergic or anaphylactoid or anaphylactic reactions, diarrhea, cough, vomiting, asthenia, peripheral edema, urinary tract infection, influenza, increased gamma‑glutamyl transferase, flatulence, or other adverse events or potential adverse events reported or discussed in the product labels for bupropion‑containing products or dextromethorphan‑containing products including Wellbutrin, Wellbutrin SR, Wellbutrin XL, Aplenzin, Forfivo, Zyban, Contrave, and Nuedexta.

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

Under the Hatch Waxman Act, the holder of patents listed in the Orange Book for NDAs that a 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent or NDA owner’s receipt of notice triggers a one time, automatic, 30 month stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval will not be made effective until any existing non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, or exclusivities for changes to NCEs listed in the Orange Book for the referenced product have expired or, if possible, are carved out from the label.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. Even though we have recently submitted our first NDA to FDA for review, that NDA has not yet been accepted for filing by FDA, and we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we may be able to rely on the completed Phase 2 ASCEND trial and Phase 3 placebo-controlled GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD the FDA could still require additional studies, and on the MOMENTUM trial, which is being conducted pursuant to a Special Protocol Assessment, or SPA, to support an NDA for AXS-07 for the acute treatment of migraine, the FDA may ultimately require us to conduct additional one or more clinical studies to support the filing of an NDA for either of these product candidates. Finally, for AXS-12, we will need to conduct additional clinical studies in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

•	we may fail to reach an agreement with regulators regarding the scope or design of our clinical trials;
•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
•	we may experience delays in our clinical trials due to the ongoing COVID-19 pandemic;
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
•

the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks. For instance, in our communications with the FDA, the FDA has raised questions and had comments regarding our preclinical studies and clinical trials, such as comments on the acceptability of the proposed trial designs for our product candidates, the number of patients planned for our studies, our data analysis plans, the species and doses used in our preclinical studies, and the results of our preclinical studies;

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

•

there may be delays in the FDA’s ability to conduct necessary Pre-Approval Inspections, or PAIs, due to the COVID-19 pandemic or for other reasons, and more generally the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

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

In order to obtain approval of a product candidate we must demonstrate safety in various nonclinical tests (including, for example, carcinogenicity studies, drug-drug interaction studies, and toxicity studies), in addition to human clinical trials. At the time of initiating human clinical trials, we may not have conducted or may not conduct all the types of nonclinical testing ultimately required by regulatory authorities, or future nonclinical tests may indicate safety concerns regarding our product candidates. Nonclinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. Even if initial tests appear favorable, later testing may have unfavorable results. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical or nonclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional nonclinical testing or to abandon product candidates;
•	our product candidates may have unfavorable pharmacology or toxicity characteristics or suggest possible drug-drug interaction;
•	our product candidates may cause undesirable side effects; and
•	the FDA or other regulatory authorities may determine that additional safety testing is required.

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

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS-05 include nausea, dizziness, dry mouth, decreased appetite, somnolence, and anxiety. Some reported adverse events resulted in discontinuations from our trials of AXS-05. The most frequent adverse events resulting in discontinuation included anxiety, dizziness, disturbance in attention, initial insomnia, and nausea. AXS-05 consists of dextromethorphan and bupropion, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

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

If any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk‑benefit perspective. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

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

•	competition in recruiting and enrolling patients in clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	effectiveness of publicity created by clinical trial sites regarding the trial;
•	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the drug product;
•	inability to obtain or maintain patient informed consents;
•	risk that enrolled patients will drop out before completion;
•	the ability to identify patients for enrollment and maintain a sufficient level of patient participants in our clinical studies due to the ongoing COVID-19 pandemic;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Currently approved products containing bupropion are subject to restrictive marketing and distribution regulations, which if applied to our product candidates could restrict their use and potentially reduce our ability to generate profits.

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

Development of combination product candidates may present more or different challenges than development of single agent product candidates.

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

We have received a Fast Track product designation for AXS-05 for both the treatment of TRD as well as for the treatment of AD agitation, and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate expedited review for product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

We received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation, and for AXS-12 for the treatment of cataplexy in patients with narcolepsy. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, dextromethorphan, bupropion, meloxicam, rizatripan, reboxetine, and esomeprazole, are available in the United States and abroad and could be used off‑label. Any such off‑label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though zoledronic acid is not currently approved for the treatment of pain, we would not be able to prevent a physician from prescribing zoledronic acid in intravenous form for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

We currently anticipate that we may be eligible for three years of non-patent marketing exclusivity in the United States for our product candidates if they are approved. These three years, however, would only protect our modifications in formulation or approved uses in comparison to the reference listed drug and would not prevent other companies from submitting full NDAs, and would not prevent physicians from prescribing other products off-label or third party payors from reimbursing for them., since providers are not prohibited from prescribing medications for indications other than the approved indications listed on the label. Moreover, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non-patent protection may not prevent FDA making an approval effective.

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, if another sponsor had received FDA approval for a reboxetine‑containing product for the treatment of narcolepsy before we had obtained FDA approval for AXS‑12 for the treatment of narcolepsy, we would have been prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor had received EMA approval for a reboxetine‑containing product for the treatment of narcolepsy before we had obtained EMA approval for AXS‑12 for the treatment of narcolepsy, we would have been prevented from launching our product in the EU for this indication for a period of at least 10 to 12 years.

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

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

•	our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any of our current or future product candidates;
•	the inability of sales personnel to travel and/or arrange in-person meetings with physicians due to the ongoing COVID-19 pandemic;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;

•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•	an inability to secure adequate coverage and reimbursement by government and private health plans;
•	the clinical indications and labeled claims for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

The ability of patients to purchase certain of the active ingredients of our product candidates in generic form could put us at a competitive disadvantage. For example, in some foreign jurisdictions, generic oral forms of dextromethorphan and bupropion are currently available individually for consumer purchase. In addition, physicians may prescribe generic zoledronic acid for the treatment of pain off‑label. Any use of these generic forms of the active molecules of our product candidates could adversely affect our business and our results of operations.

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

The use of any of our current or future product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue from decreased demand for our products and/or product candidates;

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

We may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA announced it would resume domestic facility inspections, after a previous temporary delay. Although the agency continues its general suspension of foreign facility inspections (although “mission-critical” inspections may be considered on a case-by-case basis). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval and for cause inspections) continues to evolve. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications and product candidates. The FDA has indicated that it will utilize interim measures such as reviewing a firm’s previous compliance history, using information shared from foreign governments as part of mutual recognition and confidentiality agreements and requesting records “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may impact our business.

The FDA continues to update its guidance, Conduct of Clinical Trials of Medical Products During the COVID-19 Public Health Emergency, which was implemented to assist sponsors in assuring the safety of trial participants, maintaining compliance with GCP, and minimizing risks to trial integrity during the COVID-19 Pandemic, or the COVID-19 Guidelines. The policy is intended to remain in effect only for the duration of the public health emergency related to COVID-19 declared by the Department of Health and Human Services on January 31, 2020. We have implemented several procedures in accordance with the COVID-19 Guidelines to address patient safety and clinical trial conduct during the COVID-19 pandemic, including remote monitoring of patients through telemedical visits, remote monitoring of sites by our clinical trial monitors, remote data entry, and follow-up visits at sites other than the site where the patient was initially treated. Our implementation of the COVID-19 Guidelines and potential disruptions to patient follow up, site monitoring or the timely completion of our trials may have a negative effect on our ability to complete trials and associated regulatory filings.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third‑party challenges, patent and trade secret protection for our current and future product candidates that we may develop, license, or acquire, as well as the related manufacturing methods. We will be able to protect our technologies from unauthorized use by third parties to the extent that the technologies are covered by valid and enforceable patents or trade secrets.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patent applications and patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents and patent applications or in third‑party patents and patent applications. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

•	we may not have been the first to conceive of and reduce to practice the inventions covered by each of our pending patent applications and issued patents;
•	we may not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
•	it is possible that none of the pending patent applications will result in issued patents;
•	the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties;
•	we may not develop additional proprietary technologies that are patentable;
•	patents of others may have an adverse effect on our business;
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

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05, as well as two product candidates that are not currently in development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product-by-product and country-by-country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. To date, we have not been required to make any payments to Antecip under any of the license agreements. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10‑K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

For example, there have been numerous attempts by Congress and the former Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple lawsuits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or TCJA, rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas (formerly Texas v. Azar) on November 2, 2020. The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business. It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, federal and state elections in 2020 have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. These changes will likely result in new agency priorities, rulemakings, and legislation. We anticipate that the new Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals may also be made to expand post approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post marketing testing and other requirements.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

As of February 22, 2021, we had 60 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities. Further, we continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report must include disclosure of any material weaknesses identified by our management during its periodic assessment of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also requires our independent auditors to attest to, and report on, this management assessment. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we would be required to implement remediation procedures aimed at mitigating the control weakness or weaknesses. Until such remediation procedures succeed in mitigating the control weakness or weaknesses, we would be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. The cost of compliance with Section 404 requires us to incur substantial accounting expense and expend significant management time on compliance related issues as we implement additional corporate governance practices and comply with reporting requirements. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, we could lose investor confidence in the accuracy and completeness of our financial reports, and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, as discussed above, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Pursuant to Section 404, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and we will also be required to include with such annual report an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that we have not maintained effective internal controls over financial reporting, in all material respects. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. For example, throughout the course of fiscal year 2020 and already during the first quarter of 2021, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, the stock market in general, and the market for mid-cap pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As of February 22, 2021, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of February 22, 2021, we have outstanding 37,405,268 shares of common stock and 3,934,714 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,432,744 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2020, we had U.S. federal net operating loss, NOL, carryforwards of approximately $249 million. Net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the net operating losses of approximately $189 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act including permitting NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 22 Cortlandt Street in New York, New York. We currently have a lease agreement for office space through July 31, 2022. The landlord may terminate the month-to-month lease agreement at any time for the reasons set forth in the agreement. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Holders

The number of record holders of our common stock as of February 22, 2021 was seven. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant. In addition, the terms of our existing term loan with Hercules Capital, Inc., or Hercules, precludes us from paying cash dividends without the consent of Hercules, except under certain circumstances.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statements of Operations Data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 and Balance Sheet Data as of December 31, 2020, 2019, 2018, 2017, and 2016, as set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2020	2019	2018	2017	2016
Statements of operations data:
Operating expenses:
Research and development	$70,244,579	$53,647,067	$23,495,055	$19,957,616	$21,199,860
General and administrative	28,896,749	13,598,030	9,351,522	7,206,691	6,343,648
Total operating expenses	99,141,328	67,245,097	32,846,577	27,164,307	27,543,508
Loss from operations	(99,141,328)	(67,245,097)	(32,846,577)	(27,164,307)	(27,543,508)
Interest and amortization of debt discount expense	(2,565,838)	(1,239,537)	(1,127,305)	(1,340,199)	(132,424)
Tax credit	53,578	139,448	217,418	207,114	474,279
Change in fair value of warrant liability	—	—	2,791,000	(646,000)	—
Loss on extinguishment of debt	(1,247,012)	—	—	—	—
Net loss	$(102,900,600)	$(68,345,186)	$(30,965,464)	$(28,943,392)	$(27,201,653)
Weighted average common shares outstanding—basic and diluted	37,206,928	34,020,257	26,883,656	22,764,606	19,150,690
Net loss per common share—basic and diluted	$(2.77)	$(2.01)	$(1.15)	$(1.27)	$(1.42)

	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Cash	$183,876,453	$219,966,167	$13,968,742	$34,021,123	$36,618,497
Total assets	186,134,323	220,549,760	15,379,279	35,555,564	38,212,608
Total current liabilities	23,437,858	24,494,745	10,821,938	12,175,336	7,170,712
Loan payable, long-term, net of discounts	48,321,848	17,332,626	3,619,420	6,663,005	9,470,445
Accumulated deficit	(278,796,093)	(175,895,493)	(107,550,307)	(76,584,843)	(47,641,451)
Total stockholders’ equity	$113,792,909	$178,722,389	$937,921	$16,717,223	$21,571,451

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

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which we have completed a Phase 2 controlled trial and Phase 3 controlled trial, which we refer to as the ASCEND study and the GEMINI study, respectively, and a Phase 3 long-term open-label study, which we refer to as the COMET study. A New Drug Application, or NDA, has been submitted for AXS-05 for the treatment of MDD. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. We have completed one Phase 2/3 controlled trial, which we refer to as the ADVANCE study, for this indication. We are conducting a Phase 3 placebo-controlled, randomized withdrawal trial in AD agitation, which we refer to as the ACCORD study, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in this indication has been completed. AXS-07 is being developed for the acute treatment of migraine, for which we have completed two Phase 3 controlled trials, which we refer to as MOMENTUM and INTERCEPT, and one Phase 3 long-term open-label trial, which we refer to as the MOVEMENT study. We plan to submit an NDA for AXS-07 for the acute treatment of migraine. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. A Phase 3 trial with AXS-12 in narcolepsy is planned. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion and utilizes our metabolic inhibition technology, to modulate the delivery of the components. We are developing AXS‑05 initially for the following indications: MDD, AD agitation, and as an aid to smoking cessation. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the N-methyl-D-aspartate, or NMDA, receptor, also known as a glutamate receptor modulator, which is a novel mechanism of action, meaning it works differently than currently approved therapies for MDD. The dextromethrophan component of AXS-05 is also a sigma-1 receptor agonist. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is also a norepinephrine and dopamine reuptake inhibitor. AXS-05 has been granted FDA Breakthrough Therapy designation for the treatment of MDD, and Breakthrough Therapy and Fast Track designations for the treatment of AD agitation. We are developing AXS‑05 via the 505(b)(2) regulatory pathway.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™ (Molecular Solubility Enhanced Inclusion Complex) meloxicam and rizatriptan. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/1D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We are developing AXS-07 via the 505(b)(2) regulatory development pathway.

AXS-09 is an oral, investigational NMDA receptor antagonist with multimodal activity consisting of esbupropion and dextromethorphan, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that dextromethorphan plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted Breakthrough Therapy designation and Orphan Drug Designation by the FDA for the treatment of cataplexy in narcolepsy.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $102.9 million, $68.3 million, and $31.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our accumulated deficit as of December 31, 2020 was $278.8 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may generate revenue in the future.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2020, 2019, and 2018:

	Year ended
	December 31,
	2020	2019	2018
AXS-05	$33,657,608	$24,786,783	$13,460,809
AXS-07	15,292,054	20,925,324	3,222,208
AXS-12	7,248,324	1,823,060	193,459
AXS-14	5,257,710	—	—
AXS-02	145,495	503,244	740,341
Other research and development	4,689,449	4,024,491	5,486,291
Stock-based compensation	3,953,939	1,584,165	391,946
Total research and development expenses	$70,244,579	$53,647,067	$23,495,054

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs, and expenses for terminated programs. For the year ended December 31, 2018, all employee salaries and benefits were allocated to Other research and development expenses whereas for the year ended December 31, 2019 and 2020, a majority of employee salaries and benefits were allocated between the respective programs in the table above.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, finance, commercial and operational functions, including stock based compensation and travel expenses. Other general and administrative expenses include pre-commercialization costs, facility related costs, insurance expense, professional fees for legal and accounting services and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

Interest and Amortization of Debt Discount Expense

Interest and amortization of debt discount expense primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount expense also includes interest income earned on cash.

Tax Credit

The tax credits represent the receipt by Axsome Therapeutics Australia PTY, LTD, our Australian subsidiary, of the Australia Tax Incentive Credit, related to allowable research and development expenses incurred for our product candidates.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in connection with the repayment and retirement of our previous SVB Loan. The new Hercules Term Loan was considered substantially different from the SVB Loan, as such, the repayment qualified for extinguishment accounting. The loss on extinguishment of debt recorded represents the prepayment premium, the unamortized discount of the SVB Loan and the write-off of deferred financing costs.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for our research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. We estimate research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2020, we do not believe any material uncertain tax positions are present.

As of December 31, 2020, we had U.S. federal net operating loss, or NOL carryforwards of approximately $249 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $189 million generated in 2018 and later have an indefinite carryforward period.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation for net operating losses incurred before the 2018 tax year may result in expiration before we can use them. We have recorded a valuation allowance on all of our deferred tax assets.

Stock‑based compensation

For issued stock options, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of our common stock, the risk-free interest rate, the estimated life of the option, the closing market price of our common stock, expected dividend yield and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we recognize expense for equity award forfeitures as they occur. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. The expense related to the stock-based compensation is recorded within the financial statement line item the grantee’s cash compensation is recorded in.

Our policy upon exercise of stock options is that shares will be issued as new shares drawing on our 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019
Operating expenses:
Research and development	$70,244,579	$53,647,067
General and administrative	28,896,749	13,598,030
Total operating expenses	99,141,328	67,245,097
Loss from operations	(99,141,328)	(67,245,097)
Interest and amortization of debt discount expense	(2,565,838)	(1,239,537)
Tax credit	53,578	139,448
Loss on extinguishment of debt	(1,247,012)	—
Net loss	$(102,900,600)	$(68,345,186)

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2020 were $70.2 million, compared to $53.6 million for the year ended December 31, 2019, an increase of $16.6 million. R&D expense during the 2020 fiscal year included a one-time charge of $10.2 million for the Pfizer license agreement, of which $7.2 million was non-cash related. The remaining increase was due primarily to spend for clinical trials active in the beginning of the year which included the ADVANCE-1, INTERCEPT, and STRIDE-1 trials, close-out costs for our previously completed GEMINI, MOMENTUM, and CONCERT trials, costs associated with the COMET and MOVEMENT open-label safety and efficacy studies, and costs of studies to support our anticipated new drug application submissions for AXS-05 and AXS-07.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2020 were $28.9 million, compared to $13.6 million for the year ended December 31, 2019, an increase of $15.3 million. The increase was primarily due to increased stock compensation expense, along with the build-out of the commercial function.

Interest and Amortization of Debt Discount Expense.  Interest and amortization of debt discount expense for the year ended December 31, 2020 was $2.6 million, compared to $1.2 million for the year ended December 31, 2019, an increase of $1.4 million. The increase was driven by a higher outstanding principal amount on our debt in 2020 as compared to 2019. The higher principal balance reflects our September 2020 loan and security agreement with Hercules from which we have drawn down $50 million as of December 31, 2020.

Tax Credit.  Tax credit income for the year ended December 31, 2020 and December 31, 2019 was $0.1 million. This income represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2019 and 2018 research and development expenses incurred for our product candidates.

Loss on extinguishment of debt.  In September 2020, we entered into the Loan Agreement with Hercules. A portion of the first tranche, which was funded upon execution of the 2020 Term Loan, was used to repay our 2019 Term Loan with SVB. As a result of the repayment of the 2019 Term Loan, we recorded a loss on the extinguishment of debt of approximately $1.2 million representing the difference between the amount paid to SVB and the carrying amount of the 2019 Term Loan. Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write-off of deferred financing costs.

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

Research and Development Expenses.  Our research and development expenses for the year ended December 31, 2019 were $53.6 million, compared to $23.5 million for the year ended December 31, 2018, an increase of $30.1 million. This increase was primarily due to trials that were initiated and completed in 2019, which included the GEMINI, MOMENTUM, and CONCERT trials, along with the initiation of the INTERCEPT and AXS-05 and AXS-07 open-label safety studies in 2019. Additionally, the 2019 expense included ongoing spend for our previously initiated clinical trials, which included STRIDE-1 and ADVANCE-1.

General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2019 were $13.6 million, as compared to $9.4 million for the year ended December 31, 2018, an increase of $4.2 million. The change was primarily due to personnel costs, mainly associated with an increase in stock compensation expense, along with the build-out of the commercial function.

Interest and Amortization of Debt Discount Expense.  Interest and amortization of debt discount expense for the year ended December 31, 2019 was $1.2 million, as compared to $1.1 million for the year ended December 31, 2018, an increase of $0.1 million. The increase was primarily related to higher interest expense and amortization of the debt discount associated with our March 2019 loan and security agreement with SVB for $20 million, offset by interest income from our cash sweep account.

Tax Credit.  Tax credit income for the year ended December 31, 2019 was $0.1 million, as compared to $0.2 million for the year ended December 31, 2018, a decrease of $0.1 million. This decrease reflects the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2018 and 2017 research and development expenses incurred for our product candidates.

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

Liquidity and Capital Resources

Since our inception through December 31, 2020, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

On December 1, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2016 Shelf Registration Statement. On December 16, 2016, the 2016 Shelf Registration Statement was declared effective by the SEC. As discussed in greater detail below, we completed an offering of common stock in March 2017, entered into a sales agreement in October 2017 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering until completion of the offering in January 2019, completed a registered direct offering priced at the market in December 2017 and September 2018, entered into a sales agreement in May 2019 pursuant to which we sold shares of our common stock from time to time in an at-the-market offering each utilizing the 2016 Shelf Registration Statement. The 2016 Shelf Registration expired in December 2019.

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

In March 2019, we entered into a loan and security agreement, the 2019 Term Loan with SVB and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, for a term loan up to $24.0 million. The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million was available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS‑12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we had not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished. In September 2020, we terminated and repaid all amounts outstanding under 2019 Term Loan in connection with our entry into the Loan Agreement (see below).

In May 2019, we entered into the May 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $50 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. Due to expiration of the 2016 Shelf Registration Statement, the shares that were unsold under the May 2019 Sales Agreement, were rolled over to the December 2019 Sales Agreement (see below).

In July 2019, we entered into the first amendment to the 2019 Term Loan, or the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which could have been further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The Loan Advances mature on February 1, 2023. See the subsection titled “July 2019 First Amendment to Loan and Security Agreement – Silicon Valley Bank” under the “Contractual Obligations and Commitments” section below for a further description of the First Amendment to the 2019 Term Loan.

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

In December 2019, we entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the year ended December 31, 2020, the Company received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million. For the year ended December 31, 2019, we received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million.

In December 2019, we completed an underwritten public offering, whereby we sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. We received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, net of underwriting discounts and offering expenses.

In September 2020, we entered into the Loan Agreement with Hercules for the 2020 Term Loan, which consists of several tranches in an aggregate amount of up to $225.0 million. The first tranche consists of term loans in the amount of $60.0 million, of which $50.0 million was funded shortly after executing the Loan Agreement and the remaining $10.0 million is available at our option at any time through September 15, 2021. A portion of the initial tranche was used to repay the 2019 Term Loan along with associated final payment fees. The remaining $115 million may be drawn at our option, in three separate tranches, as described below under “Contractual Obligations - September 2020 Loan and Security Agreement – Hercules.” An additional $50 million is available, subject to the approval of Hercules, to support future strategic initiatives, including further pipeline advancement or expansion. The 2020 Term Loan bears interest at a calculated prime-based variable rate currently at 9.15%. It matures in October 2025 and has an initial interest-only payment period of 30 months, which may be extended to up to 48 months upon the drawing of future tranches.

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

We believe our current cash, along with the committed capital from the Hercules Loan Agreement, will be sufficient to fund our anticipated operations, based on our current operating plans which includes costs for the commercial launch of AXS-05 in MDD and AXS-07 in migraine into at least 2024. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(78,456,569)	$(46,375,059)	$(30,053,701)
Investing activities	(45,891)	(16,121)	(32,696)
Financing activities	42,412,746	252,388,605	10,034,016
Net increase (decrease) in cash	$(36,089,714)	$205,997,425	$(20,052,381)

Operating Activities.  Net cash used in operating activities for the year ended December 31, 2020 was $78.5 million as compared to $46.4 million for the year ended December 31, 2019. The increase of $32.1 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials as well as costs related to preparations for our anticipated NDA submissions, the build-out of the commercial function and the upfront cash payment of $3.0 million to Pfizer.

Net cash used in operating activities for the year ended December 31, 2019 was $46.4 million as compared to $30.1 million for the year ended December 31, 2018. The increase of $16.3 million in net cash used was primarily related to higher research and development spend related to multiple product candidates in clinical trials.

Investing Activities.  Cash used in investing activities for the purchase of equipment was less than $0.1 million for the year ended December 31, 2020, 2019, and 2018.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2020 was $42.4 million, which included proceeds from the 2020 Term Loan of $50.0 million, net proceeds from the sale of common stock through the December 2019 Sales Agreement of $14.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $1.0 million. These proceeds were offset by the repayment of the March 2019 term loan with SVB of $21.7 million.

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

We may need to raise additional financing in the future to fund our operations. In the event that we need additional financing, we may incur additional debt, license certain intellectual property, and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

•	any product liability or other lawsuits related to our product candidates;
•	the expenses needed to attract and retain skilled personnel;
•	the general and administrative expenses related to being a public company;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2020:

		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$67,056,343	$4,638,542	$21,143,222	$41,274,579	$—
Lease commitments	1,880,000	1,250,000	630,000	—	—
Total contractual obligations	$68,936,343	$5,888,542	$21,773,222	$41,274,579	$—

License agreement with Pfizer

In January 2020, we entered into a license agreement with Pfizer. Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of the Company’s common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will also receive up to $323 million upon the achievement of certain regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. For a more detailed description of these agreements, please see “Business—Material License Agreements.”

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

The 2019 Term Loan accrued interest on the unpaid principal balance of the outstanding loan advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate and is payable monthly. The 2019 Term Loan initially had an interest-only monthly payment period for twelve months which was extendable to 18 months upon drawing of the second tranche. Following the interest only payment period, we would have begun making monthly payments of principal and interest. In addition, we were initially required to pay a final payment fee of 6.0% of the principal amount extended to us on the date of repayment of the outstanding loan, which was increased to 6.3% in connection with the First Amendment to the 2019 Term Loan, as described below.

We were permitted to prepay all, but not less than all, of the 2019 Term Loan, subject to a prepayment premium of 3.0% of the outstanding principal if prepaid within one year of the effective date of the loan, 2.0% of the outstanding principal if prepaid after the first anniversary of the effective date but on prior to the second anniversary of the effective date, and 1.0% of the outstanding principal if prepaid after the second anniversary of the effective date. The term loan was collateralized by a security interest in all of our assets except intellectual property. Our intellectual property was subject to a negative pledge.

In connection with the 2019 Term Loan, SVB and WestRiver received warrants, or the March 2019 Warrants, to purchase an aggregate 70,000 shares of our common stock at an exercise price of $8.10 per share, which were exercisable for seven years from the date of issuance. The warrants were to be earned based upon the usage of the facility and are exercisable until March 4, 2026. The warrants were classified as a component of stockholders’ equity, of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants would be earned upon drawing of the second $4.0 million tranche under the loan. In connection with the First Amendment to the 2019 Term Loan, the shares of common stock issuable under each of the March 2019 Warrants were fixed at 29,167 shares, as described further below.

We allocated the proceeds of $20.0 million based on the relative fair values of the debt instrument and the warrant instrument. The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt was amortized to interest expense over the term of the debt.

July 2019 First Amendment to Loan and Security Agreement—Silicon Valley Bank

In July 2019, we entered into the First Amendment to the 2019 Term Loan. Under the First Amendment to the 2019 Term Loan, the interest-only monthly payment period of the 2019 Term Loan was extended to 18 months after the date of the 2019 Term Loan, which may be further extended to 24 months upon receipt by us of the Term B Loan Advance. Our ability to draw down the Term B Loan Advance was extended to December 31, 2019, subject to our achievement of the Milestone Event prior to or on December 31, 2019. The Loan Advances matured on February 1, 2023.

Pursuant to the 2019 Term Loan, as amended by the First Amendment to the 2019 Term Loan, following the interest-only payment period, we would have begun making monthly payments of principal in equal monthly installments for 30 consecutive months (provided, that, upon the occurrence of the Milestone Event, the repayment schedule will be decreased to 24 consecutive months) and monthly payments of interest, until the Maturity Date. Interest accrued on the unpaid principal balance of the outstanding Loan Advances at a floating per annum rate equal to the greater of (i) seven and one-half of one percent (7.50%) and (ii) two percent (2.0%) above the prime rate. The First Amendment to the 2019 Term Loan increased the final payment fee, payable upon our repayment of the Loan Advances from 6.0% to 6.30% of the original principal amount of the Loan Advances.

We could have prepaid all, but not less than all of the Loan Advances, subject to a prepayment fee of 3.0% of any amount prepaid prior to the first anniversary of July 25, 2019, or the First Amendment Effective Date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the First Amendment Effective Date through and including the second anniversary of the First Amendment Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the First Amendment Effective Date, but prior to the Maturity Date. These percentages were unchanged from the original 2019 Term Loan.

In connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued the July 2019 Warrants, which become exercisable only upon funding of the Term B Loan Advance, to purchase 5,750 shares of our common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. The July 2019 Warrants, if earned, would have been exercisable until July 24, 2026 and would be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of our common stock is greater than the exercise price then in effect.

September 2020 Loan and Security Agreement – Hercules

In September 2020, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that may from time to time become parties to the Loan Agreement as lenders, which we collectively refer to as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million, or the First Advance, was funded at closing, and of which the remaining $10.0 million is available at our option at any time through September 15, 2021; (ii) subject to the FDA approval of our AXS-05 product candidate for the treatment of major depressive disorder, or the First Milestone, a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at our option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of our AXS-07 product candidate for the treatment of migraine, or the Second Milestone, a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at our option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as we are in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at our option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. We intend to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.7 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under the 2019 Term Loan, as amended.

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

As collateral for the obligations, we have granted to Hercules a senior security interest in all our right, title, and interest in, to and under all of our property, inclusive of intellectual property, which includes one of our existing license agreements with Antecip, subject to limited exceptions. Antecip consented to the collateral assignment of the License Agreement, among other things, under a Direct Agreement with us and Hercules.

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

•

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

•

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

•

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

Impact of the CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses (“NOLs”), carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $183.9 million as of December 31, 2020. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2020 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

The independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Annual Report on Form 10 K.

Inherent Limitations on Effectiveness of Controls. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting and procedures will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)1.Consolidated Financial Statements

The following consolidated financial statements of Axsome Therapeutics, Inc. are filed as part of this report.

2.Consolidated Financial Statement Schedules

The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature page and is incorporated herein by reference.

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for the Hercules Capital, Inc. warrants
Description of the Matter

As described in Note 6 - Loan and Security Agreement to the consolidated financial statements, in September 2020, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (the “2020 Term Loan”). The agreement provides for an aggregate principal amount of $225 million available in multiple tranches based on certain milestones and for the issuance of warrants to purchase shares of the Company’s common stock equal to 2.5% of the aggregate amount of the 2020 Term Loan advances when each tranche is drawn. The warrants issued as of December 31, 2020 are included in equity and reduced the carrying value of the debt.

We have identified the assessment of the unit of account for the warrants to be a critical audit matter. The interpretation and application of the relevant accounting literature required significant auditor judgment and the assessment of the legal terms of the arrangement and features of the warrants to determine whether the warrants are freestanding.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes for assessing the accounting considerations for the 2020 Term Loan, specifically, management’s review of the assessment of the legal terms of the arrangement and the warrants supporting the conclusion that the warrants are legally detachable and separately exercisable.

To evaluate management’s accounting conclusion, we performed audit procedures that included, among others, assessing the Company’s accounting memorandum and other documentation, including the application of the relevant accounting guidance. We read the relevant documents and agreements and compared the terms to the Company’s accounting documentation and legal assessment. We also evaluated the presentation of the transactions in the financial statements and the related footnote disclosure.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axsome Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axsome Therapeutics, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

March 1, 2021

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$183,876,453	$219,966,167
Prepaid and other current assets	148,373	413,095
Total current assets	184,024,826	220,379,262
Equipment, net	52,647	30,623
Right-of-use asset - operating lease	1,739,475	—
Other assets	317,375	139,875
Total assets	$186,134,323	$220,549,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,504,022	$10,943,325
Accrued expenses and other current liabilities	8,713,249	10,949,128
Operating lease liability, current portion	1,220,587	—
Loan payable, current portion	—	2,602,292
Total current liabilities	23,437,858	24,494,745
Loan payable, long-term	48,321,848	17,332,626
Operating lease liability, long-term	581,708	—
Total liabilities	72,341,414	41,827,371
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,374,088 and 36,933,217 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	3,737	3,693
Additional paid-in capital	392,585,265	354,614,189
Accumulated deficit	(278,796,093)	(175,895,493)
Total stockholders’ equity	113,792,909	178,722,389
Total liabilities and stockholders’ equity	$186,134,323	$220,549,760

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$70,244,579	$53,647,067	$23,495,055
General and administrative	28,896,749	13,598,030	9,351,522
Total operating expenses	99,141,328	67,245,097	32,846,577
Loss from operations	(99,141,328)	(67,245,097)	(32,846,577)
Interest and amortization of debt discount expense	(2,565,838)	(1,239,537)	(1,127,305)
Tax credit	53,578	139,448	217,418
Change in fair value of warrant liability	—	—	2,791,000
Loss on extinguishment of debt	(1,247,012)	—	—
Net loss	$(102,900,600)	$(68,345,186)	$(30,965,464)
Net loss per common share, basic and diluted	$(2.77)	$(2.01)	$(1.15)
Weighted average common shares outstanding, basic and diluted	37,206,928	34,020,257	26,883,656

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance at December 31, 2017	25,492,992	2,549	93,299,517	(76,584,843)	16,717,223
Stock-based compensation	—	—	1,754,974	—	1,754,974
Issuance of common stock upon exercise of options	278,925	29	380,293	—	380,322
Exercise of warrants	101,310	10	131,693	—	131,703
Issuance of warrants upon debt financing	—	—	37,842	—	37,842
Issuance of common stock upon financing	4,213,986	421	12,880,900	—	12,881,321
Net loss	—	—	—	(30,965,464)	(30,965,464)
Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	6,115,160	—	6,115,160
Issuance of common stock upon exercise of options	252,773	25	1,143,816	—	1,143,841
Exercise of warrants	97,541	10	249,826	—	249,836
Issuance of warrants upon debt financing	—	—	387,000	—	387,000
Issuance of common stock upon financing	6,495,690	649	238,233,168	—	238,233,817
Net loss	—	—	—	(68,345,186)	(68,345,186)
Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	14,756,206	—	14,756,206
Issuance of common stock upon exercise of options	127,778	13	1,049,836	—	1,049,849
Exercise of warrants	63,831	6	—	—	6
Issuance of warrants upon debt financing	—	—	884,216	—	884,216
Issuance of common stock upon financing	167,243	17	14,125,489	—	14,125,506
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(102,900,600)	(102,900,600)
Balance at December 31, 2020	37,374,088	$3,737	$392,585,265	$(278,796,093)	$113,792,909

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(102,900,600)	$(68,345,186)	$(30,965,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,756,206	6,115,160	1,754,974
Non-cash research and development license expense	7,155,337	—	—
Amortization of debt discount	786,750	649,993	375,635
Loss on extinguishment of debt	1,247,012	—	—
Amortization of operating lease right-of-use asset	53,854	—	—
Change in fair value of warrants	—	—	(2,791,000)
Change in operating lease liability	8,967	—	—
Depreciation	23,864	37,330	48,935
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	264,722	833,265	32,058
Other assets	(177,500)	(27,530)	75,607
Accounts payable	2,560,697	7,256,080	251,789
Accrued expenses and other current liabilities	(2,235,878)	7,105,829	1,163,765
Net cash used in operating activities	(78,456,569)	(46,375,059)	(30,053,701)
Cash flows from investing activities
Purchases of equipment	(45,891)	(16,121)	(32,696)
Net cash used in investing activities	(45,891)	(16,121)	(32,696)
Cash flows from financing activities
Proceeds from issuance of term loan	50,000,000	20,000,000	—
Payment of debt issuance costs	(1,102,609)	—	(25,997)
Repayment of principal on term loan	(21,660,000)	(7,238,889)	(3,333,333)
Proceeds from issuance of common stock upon financing, net	14,125,506	238,233,817	12,881,321
Proceeds from issuance of common stock upon exercise of warrants	—	249,836	131,703
Proceeds from issuance of common stock upon exercise of options	1,049,849	1,143,841	380,322
Net cash provided by financing activities	42,412,746	252,388,605	10,034,016
Net (decrease) increase in cash	(36,089,714)	205,997,425	(20,052,381)
Cash at beginning of period	219,966,167	13,968,742	34,021,123
Cash at end of period	$183,876,453	$219,966,167	$13,968,742
Supplemental disclosures of cash flow information:
Interest paid	$2,097,292	$1,287,506	$771,966
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,793,328	$—	$—
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$884,216	$387,000	$37,842

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Basis of Presentation

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $278.8 million.

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

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments, the Company does not believe the COVID-19 pandemic has had a material impact on the Company’s current investment liquidity.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2020, the balance of cash and cash equivalents was $183.9 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2020, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s financial instruments are cash, accounts payable, accrued liabilities, and current and long-term debt. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet (see Note 6 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for our research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. We estimate research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

The Company’s annual effective tax rate was 0% for the year ending December 31, 2020 and has not recorded an income tax benefit for the twelve months ended December 31, 2020 and 2019 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2020, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

For restricted stock units (“RSUs”), the Company issues them in the form of Company common stock. The fair market value of these awards is based on the market closing price per share on the grant date. Prior to January 1, 2020, the Company only granted stock options. Beginning in 2020, for grants to employees, the Company granted a mix of stock options and RSUs.

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

The Company’s policy upon exercise of stock options and RSUs is that shares will be issued as new shares drawing on the Company’s 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2020, 2019, and 2018.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. When evaluating whether a contract contains a lease, the Company considers whether (1) the contract explicitly or implicitly identifies assets that are contractually defined and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.

The Company’s lease agreement contains lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has applied the practical expedient to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Payments under the Company’s lease arrangement are primarily fixed, however variable payments, are expensed as incurred and not included in the operating lease asset and liability.

Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, long-term portion in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, and do not include an option to extend the term or purchase the underlying asset that that the Company is reasonably certain to exercise, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Accounting Standards Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. The amendments in ASU 2020-10 do not change GAAP and, therefore, are not expected to result in a significant change in practice. ASU 2020-10 should be applied retrospectively to the beginning of the period that includes the adoption date. ASU 2020-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect the adoption of this new standard to have a material impact on our condensed consolidated financial statements.

Note 3.	Fair Value Measurements

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

The fair value of the Common Warrants and Placement Agent Warrants at December 31, 2017 were determined to be approximately $2,683,000 and $108,000, respectively, which total to $2,791,000 as calculated using Black-Scholes with the following assumptions: (1) stock price of $5.60; (2) a risk-free rate of 1.76%; and (3) an expected volatility of 62%.

The 2017 Warrants associated with 2017 Registered Direct Offering expired on December 11, 2018, and therefore, the warrant liability was zero as of December 31, 2018.

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019.

Note 4.Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2020	2019	2018
Basic and diluted net loss per common share:
Net loss	$(102,900,600)	$(68,345,186)	$(30,965,464)
Weighted average common shares outstanding—basic and diluted	37,206,928	34,020,257	26,883,656
Net loss per common share—basic and diluted	$(2.77)	$(2.01)	$(1.15)

The following potentially dilutive securities outstanding at December 31, 2020, 2019, and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2020	2019	2018
Stock options	3,733,916	3,458,447	2,291,163
Restricted stock units	136,067	—	—
Warrants	15,541	69,656	123,037
Total	3,885,524	3,528,103	2,414,200

Note 5. Accrued Expenses and Other Current Liabilities

At December 31, 2020 and 2019, accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued research and development	$4,293,522	$8,209,594
Accrued compensation	2,870,261	2,056,356
Accrued general and administrative	1,155,508	554,011
Accrued Interest	393,958	129,167
Total	$8,713,249	$10,949,128

Note 6.Loan and Security Agreement

Hercules Capital, Inc.

2020 Term Loan

In September 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches (the “2020 Term Loan”). The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million was funded to the Company on the Closing Date (the “First Advance”), and of which the remaining $10.0 million is available at the Company’s option at any time through September 15, 2021; (ii) subject to the approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder (the “First Milestone”), a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at the Company’s option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of the Company’s AXS-07 product candidate for the treatment of migraine (the “Second Milestone”), a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at the Company’s option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as the Company is in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at the Company’s option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. The Company intends to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.7 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the 2019 Term Loan, as amended.

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

•

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

•

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

•

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

The Company evaluated whether the Hercules Term Loan entered into in September 2020 represented a debt modification or extinguishment of the SVB Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the repayment and retirement of the SVB Loan, the SVB Loan was accounted for by the Company under the extinguishment accounting model. The Company recorded a loss on extinguishment of debt of approximately $1.2 million on the Company’s statement of operations for the twelve months ended December 31, 2020, representing a prepayment premium, the unamortized discount of the SVB Loan and the write-off of deferred financing costs.

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

The book value of debt approximates its fair value given its short term maturity and variable interest rate. Interest expense was $2,362,083, $1,362,500, and $751,670 and amortization of the final payment was $469,676, $436,567, and $266,668 for the years ended December 31, 2020, 2019, and 2018, respectively.

Long-term debt and unamortized debt discount balances are as follows:

	December 31,	December 31,
	2020	2019
Outstanding principal amount	$50,000,000	$20,000,000
Add: accreted liability of final payment fee	151,912	404,364
Less: unamortized debt discount, long term	(1,830,064)	(405,071)
Less: current portion of long-term debt	—	(2,666,667)
Loan payable, long-term	$48,321,848	$17,332,626
Current portion of outstanding principal amount	—	2,666,667
Less: current portion of unamortized debt discount	—	(64,375)
Loan payable, current portion	$—	$2,602,292

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 9 - Warrants.

Amortization of the debt discount in relation to warrants issued in Note 9 - Warrants was $317,074, $213,426, and $108,968 for the year ended December 31, 2020, 2019, and 2018, respectively.

Scheduled Principal Payments on Outstanding Debt, as of December 31, 2020, are as follows:

2021	$—
2022	—
2023	12,193,153
2024	19,761,468
2025	18,045,379
Total principal payments outstanding	$50,000,000

Note 7. Commitments and Contingencies

Operating Leases

Starting in 2019, leases are accounted for under ASC Topic 842. The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. Therefore, the Company is not recognizing a lease liability or right-of-use asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to extend the term or purchase the underlying asset that that the Company is reasonably certain to exercise. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has entered into a lease agreement for the Company’s principal executive offices located in New York, New York. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In June 2020, the company entered into a lease for office space at 22 Cortlandt St, New York, NY consisting of the 16th floor which began on August 1, 2020. The term for this lease was to expire on July 31, 2021. At lease inception the lease arrangement was deemed to be a short-term lease due to its term not exceeding one year, and as such was accounted for on a straight-line basis until December 2020.

In December 2020, the company modified the lease agreement for office space at 22 Cortlandt St, New York, NY, consisting of the 16th floor which will begin on August 1, 2021 and extend through July 31, 2022. Due to the extension of term, the lease was no longer deemed to be a short term lease, and thus the guidance per ASC Topic 842 was applied.

Rent expense incurred during the years ended December 31, 2020, 2019 and 2018 was $870,275, $485,548, and $315,301.

The following table summarizes the presentation of operating leases in the Company’s consolidated balance sheet:

	Balance sheet location	As of December 31, 2020
Assets
Right-of-use operating asset	Right-of-use asset - operating lease	$1,739,475
Liabilities
Current operating lease liabilities	Operating lease liability, current portion	1,220,587
Long-term operating lease liabilities	Operating lease liability, long-term	581,708
Total operating lease liabilities		$1,802,295

For the year ended December 31, 2020, the Company noted the following lease expense:

	Statement of Operations Location	Year Ended December 31, 2020
Operating lease expense	General and administrative	$47,821
Total operating lease expense		$47,821

Future minimum lease payments of our operating leases as of December 31, 2020 were as follows:

Years Ending December 31,
2021	$1,250,000
2022	630,000
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	1,880,000
Less imputed interest	(77,705)
Present value of operating lease liabilities	$1,802,295

As of December 31, 2020, the remaining lease term for our operating lease was 1.6 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Note 8. Stockholders’ Equity

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

In May 2019, the Company entered into the May 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $50 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2016 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the May 2019 Sales Agreement. Due to expiration of the 2016 Shelf Registration Statement, at the Company’s option, the shares that were unsold of approximately $29.9 million under the May 2019 Sales Agreement, may be rolled over to the December 2019 Sales Agreement (see below).

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the year ended December 31, 2020, the Company received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million. For the year ended December 31, 2019, the Company received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million.

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

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $221.9 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2020, there were 4,149,112 shares available for future grant under the 2015 Plan.

Modification and Cancellation of Stock Awards

In June 2020, in connection with the decision not to stand for re-election by a member of the Company’s Board of Director’s, the vesting of stock options covering 21,666 shares of common stock was accelerated. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $1.3 million for the year ended December 31, 2020.

In November 2020, certain employee Stock Options and Restricted Stock Units were cancelled. Stock options to purchase an aggregate of 38,267 shares of common stock were cancelled, and the Company recognized non-cash stock-based compensation expense of $2.1 million related to this cancellation for the year ended December 31, 2020. Restricted Stock Units for an aggregate of 11,735 shares of common stock were cancelled, and the Company recognized non-cash stock-based compensation expense of $0.5 million related to this cancellation for the year ended December 31, 2020.

Stock Options

The following table summarizes stock option activity as of December 31, 2020:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2019	3,458,447	10.19
Granted	649,142	54.50
Exercised	(127,778)	8.22
Forfeited	(207,628)	35.85
Cancelled	(38,267)	58.98
Outstanding at December 31, 2020	3,733,916	16.03	7.2	243,556,917
Vested and expected to vest at December 31, 2020	3,727,747	16.36	7.2	243,062,340
Exercisable at December 31, 2020	2,479,110	10.66	6.0	175,575,360

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2020, 2019, and 2018 is as follows:

Black-Scholes option valuation assumptions	2020	2019	2018
Risk-free interest rates	0.3 - 1.7%	1.4 - 2.7%	2.0 - 3.1%
Dividend yield	—	—	—
Volatility	67 - 99%	87 - 91%	74 - 87%
Weighted average expected term	3.51 - 6.14 years	5.00 - 6.13 years	3.66 - 6.13 years

The weighted average grant date fair value of options granted was $36.77, $12.49, and $1.99 per option for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $20.9 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.8 years. These amounts do not include 10,716 options outstanding as of December 31, 2020, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur. The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $9.4 million, $4.5 million and $0.5 million, respectively.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2020, total compensation cost not yet recognized related to unvested RSUs was $4.1 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table sets forth the RSU activity for the year ended December 31, 2020:

		Weighted
		average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2019	—	$—
Granted	161,268	37.42
Released	—	—
Forfeited	(13,466)	86.88
Cancelled	(11,735)	45.14
Outstanding at December 31, 2020	136,067	$35.76

Stock‑based compensation expense recognized for the years ended December 31, 2020, 2019, and 2018 was as follows:

	2020	2019	2018
Research and development	$3,953,939	$1,584,165	$391,946
General and administrative	10,802,267	4,530,995	1,363,028
Total	$14,756,206	$6,115,160	$1,754,974

Note 9. Warrants

As of December 31, 2020, the Company had outstanding warrants to purchase 15,541 shares of common stock. The following table summarizes warrant activity as of December 31, 2020, 2019, and 2018:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2017	2,099,199	$5.21
Issued	15,750	3.06
Exercised	(101,310)	1.30
Expired	(1,890,602)	5.33
Outstanding at December 31, 2018	123,037	6.35
Issued	58,334	8.10
Exercised	(111,715)	6.73
Outstanding at December 31, 2019	69,656	7.21
Issued	15,541	80.43
Exercised	(69,656)	7.21
Outstanding at December 31, 2020	15,541	$80.43

Outstanding Warrants

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant to purchase a number of shares of the Company’s common stock, par value $0.0001 per share equal to 2.5% of the aggregate amount of the Term Loan Advances that are funded, as such amounts are funded. With the first advance of the 2020 Term Loan, Hercules Capital Inc. received warrants to purchase an aggregate 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share, which was the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $0.9 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Fully Exercised Warrants

2019 and 2020 Exercise of March 2019 and July 2019 Warrants

In connection with the Company’s term loan facility with SVB and WestRiver which was completed in March 2019, the Company issued warrants for up to 70,000 shares of the Company’s common stock at a price per share equal to $8.10 based upon usage of the facility and were exercisable until March 4, 2026. The warrants were classified as a component of stockholders' equity of which 58,332 warrants were immediately exercisable and the remaining 11,668 warrants could be earned based on usage of the second tranche of the 2019 Term Loan. The additional warrants were initially immediately exercisable if and when the Term B Loan Advance was funded (however, the March 2019 Warrants were amended in connection with the First Amendment to the 2019 Term Loan, as discussed below). The relative fair value of the warrants of approximately $0.4 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt was amortized to interest expense over the term of the debt utilizing the effective interest rate method. In July 2019, in connection with the First Amendment to the 2019 Term Loan, the March 2019 Warrants were amended to fix the number of shares that may be issued upon exercise of each such March 2019 Warrant at 29,167 shares of common stock, and SVB and WestRiver were issued new warrants (the “July 2019 Warrants”), which would have become exercisable upon funding of the Term B Loan Advance, to purchase 5,750 shares of the Company’s common stock at a price per share equal to $25.71. The July 2019 Warrants replace the portion of the March 2019 Warrants that could originally be earned by SVB and WestRiver upon funding of the Term B Loan Advance. Due to the Company not drawing down on the Term B Loan Advance by December 31, 2019, the July 2019 Warrants have been terminated. In December 2019, SVB exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 24,185 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. In August 2020, WestRiver exercised in full its portion of 29,167 warrants it received in connection with the 2019 Term Loan via a cashless exercise. The Company issued SVB 26,270 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of December 31, 2020, none of the warrants issued in connection with the First Amendment to the 2019 Term Loan were outstanding.

2019 and 2020 Exercise of 2018 Warrants

In connection with the First Amendment to the Loan and Security Agreement, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase 15,750 shares of the Company’s stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance (“2018 warrants”). The warrants were classified as a component of stockholders' equity. In August 2019, SVB exercised in full its portions of 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. In August 2020, WestRiver exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 7,579 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. As of December 31, 2020, none of the warrants issued in connection with the 2016 Amended Term Loan were outstanding.

2018 Expiration of 2017 Warrants

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

2019 and 2020 Exercise of 2016 Warrants

In connection with the Company’s debt financing which was completed on November 9, 2016, the Company issued warrants to purchase 65,228 shares of common stock with an exercise price of $7.41 per share, which are exercisable upon issuance (“2016 warrants”) to SVB and Life Sciences. The warrants were classified as a component of stockholders' equity. In September 2019, SVB exercised its portion of 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise, and did not receive any cash proceeds. In addition, in May 2020, Life Science exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued Life Science 29,982 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of December 31, 2020, none of the warrants issued in connection with the 2016 Original Term Loan were outstanding.

2019 Exercise of 2014 warrants

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

2017 and 2018 Exercise of 2013 Warrants

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

The initial fair value of the warrants were estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2020 warrants	2019 warrants	2018 warrants	2017 warrants	2016 warrants	2014 warrants	2013 warrants
Risk-free interest rate	0.5%	2.8%	3.0%	1.7%	1.8%	1.6%	1.4%
Dividend yield	—	—	—	—	—	—	—
Volatility	88%	97%	85%	61%	73%	70%	64%
Weighted average contractual term	7 years	7 years	7 years	1 year	7 years	5 years	5 years

Note 10.  License Agreements

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

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.538, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the twelve months ended December 31, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the twelve months ended December 31, 2020, no milestone payments or royalties were paid to Pfizer by the Company.

In 2012, the Company entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS‑05 and two product candidate that are not currently in development, anywhere in the world for veterinary and human therapeutic and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS‑05. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS‑05, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product‑by‑product and country‑by‑country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid‑up, royalty‑free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. To date, the Company has not been required to make any payments to Antecip under any of the license agreements.

In connection with the 2020 Term Loan, the Company entered into a Direct Agreement with Antecip pursuant to which Antecip consented to the collateral assignment of the License Agreement to Hercules, among other things.

Note 11. Income Taxes

As of December 31, 2020, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $249 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOL of approximately $189 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net federal operating loss carryforward	$52,329,877	$32,299,085
Net foreign operating loss carryforward	86,829	59,557
Net state operating loss carryforward	32,410,604	20,000,317
Non-cash compensation	7,329,228	3,485,519
Research and development credits	13,028,222	10,366,683
Interest Expense	1,765,452	985,431
Charitable Contribution	5,408	5,408
Fixed Assets	7,883	11,401
Lease Liability	612,973	—
Accrued expenses	968,709	1,200,754
Deferred tax asset, excluding valuation allowance	108,545,185	68,414,155
Deferred tax liabilities:
Deferred finance costs	—	(121,875)
Lease Asset	(591,607)	—
Deferred tax liability, excluding valuation allowance	(591,607)	(121,875)

Less valuation allowance	(107,953,578)	(68,292,280)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. Valuation allowance increased $39.7 million, $27.0 million, and $12.5 million, in 2020, 2019, and 2018, respectively, as a result of the increase of the deferred tax assets.

There was no income tax expense (benefit) recorded by the Company due to its net loss tax position and full valuation allowance during the years ended December 31, 2020, 2019, and 2018. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	13.7	13.5	13.1
Stock based compensation - Excess tax benefit	1.8	1.2	1.1
Other permanent differences	(0.6)	(0.1)	(1.3)
Tax credit	2.5	4.2	6.3
Change in valuation allowance	(38.4)	(39.8)	(40.2)
Effective tax rate	—%	—%	—%

The Company is not currently under examination at the federal or state levels and as of the date of the consolidated financial statements, there were no known assessments. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses (“NOLs”), carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 10 – License Agreements for further information regarding the license agreements.

Note 13. Quarterly Consolidated Financial Data (Unaudited)

	2020
	Mar. 31	June 30	Sept. 30	Dec. 31
Total operating expenses	$32,491,457	$17,778,834	$21,126,801	$27,744,236
Net loss	$(32,484,146)	$(18,326,992)	$(22,924,815)	$(29,164,647)
Net loss per common share, basic and diluted (1)	$(0.88)	$(0.49)	$(0.61)	$(0.79)

	2019
	Mar. 31	June 30	Sept. 30	Dec. 31
Total operating expenses	$10,421,473	$13,448,219	$18,947,235	$24,428,170
Net loss	$(10,640,376)	$(13,762,214)	$(19,135,612)	$(24,806,984)
Net loss per common share, basic and diluted (1)	$(0.32)	$(0.41)	$(0.56)	$(0.71)

(1)

Basic and diluted net loss per common share is computed independently for each of the quarters presented. Therefore, the sum of all quarterly basic and fully diluted net loss per common share may not equal the annual basic and diluted net loss per common share.

INDEX EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Form 8-K (No. 001-37635) filed November 24, 2015).

4.1

Specimen Certificate evidencing shares of Company’s common stock (Incorporated by reference, Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333‑207393) filed October 30, 2015).

4.2

Form of warrant to purchase shares of Company’s common stock issued in 2013 (Incorporated by reference, Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

4.3

Form of warrant to purchase shares of Company’s common stock issued in 2014 (Incorporated by reference, Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

4.4	Form of Warrant (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed December 4, 2017).

4.5

Warrant Agreement, dated as of September 25, 2020, by and between Axsome Therapeutics, Inc. and Hercules Capital, Inc (Incorporated by reference, Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

4.6	Description of Securities (Incorporated by reference, Exhibit 4.13, to the Company’s Annual Report on Form 10-K, filed March 12, 2020).

10.1+

Axsome Therapeutics, Inc. 2013 Equity Compensation Plan and Form of Nonqualified Stock Option Agreement thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.2+	Axsome Therapeutics, Inc. Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2020).

10.3+

Axsome Therapeutics, Inc. Form of Stock Option Agreement pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-208579) filed December 16, 2015).

10.4+

Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Non-Executives) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-238174), filed May 11, 2020).

10.5+

Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Executives and Non-Employee Directors) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-238174), filed May 11, 2020).

10.6++

License Agreement, dated January 12, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.7++

License Agreement, dated June 6, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.8+

Consulting Agreement, dated April 13, 2012, by and between the Company and Mark Coleman, M.D., as modified by the First Amendment to Consulting Agreement, dated June 2, 2014, by and between the Company and Mark Coleman, M.D (Incorporated by reference, Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.9

Form of Purchase Agreement, dated as of November 30, 2017 among Axsome Therapeutics, Inc. and the purchasers thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2017).

10.10+	Nick Pizzie Offer Letter, dated April 16, 2018 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2018).

10.11

Form of Purchase Agreement, dated as of September 27, 2018, by and among the Company and the investors party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018).

10.12+++	License Agreement, dated as of January 10, 2020, by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 12 2020).

10.13	Share Transfer Agreement by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2020).

10.14

WeWork Membership Agreement effective as of August 1, 2020, by and between the Company and 22 Cortlandt Street HBQ LLC (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

10.15+++

Agreement, dated as of September 3, 2020, by and between Axsome Therapeutics, Inc. and David Marek (Incorporated by reference, Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed November 6, 2020).

10.16

Loan and Security Agreement, dated as of September 25, 2020, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

10.17

Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

21.1	Subsidiaries of the Company (Incorporated by reference, Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

+	Indicates management contract or compensatory plan.
++	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+++	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2021.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2021

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 1, 2021

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 1, 2021

/s/ Mark Saad Mark Saad	Director	March 1, 2021