Form 10-Q
period 2021-03-31
Axsome Therapeutics, Inc.
filed 2021-05-10
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

There were 37,570,390 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 3, 2021.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,660,132	$183,876,453
Prepaid and other current assets	375,306	148,373
Total current assets	165,035,438	184,024,826
Equipment, net	74,316	52,647
Right-of-use asset - operating lease	1,476,711	1,739,475
Other assets	317,375	317,375
Total assets	$166,903,840	$186,134,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,621,717	$13,504,022
Accrued expenses and other current liabilities	5,864,526	8,713,249
Operating lease liability, current portion	1,196,539	1,220,587
Total current liabilities	21,682,782	23,437,858
Loan payable, long-term	48,597,943	48,321,848
Operating lease liability, long-term	329,916	581,708
Total liabilities	70,610,641	72,341,414
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,563,882 and 37,374,088 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	3,756	3,737
Additional paid-in capital	404,345,506	392,585,265
Accumulated deficit	(308,056,063)	(278,796,093)
Total stockholders’ equity	96,293,199	113,792,909
Total liabilities and stockholders’ equity	$166,903,840	$186,134,323

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months
	March 31,
	2021	2020
Operating expenses:
Research and development	$16,595,689	$27,521,400
General and administrative	11,248,372	4,970,057
Total operating expenses	27,844,061	32,491,457
Loss from operations	(27,844,061)	(32,491,457)
Interest and amortization of debt discount (expense) income	(1,415,909)	7,311
Net loss	$(29,259,970)	$(32,484,146)
Net loss per common share, basic and diluted	$(0.78)	$(0.88)
Weighted average common shares outstanding, basic and diluted	37,429,450	37,061,356

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	3,707	364,532,798	(208,379,639)	156,156,866
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	—	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(29,259,970)	$(32,484,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,731,097	2,133,530
Non-cash research and development license expense	—	7,155,337
Amortization of debt discount	276,095	177,652
Amortization of operating lease right-of-use asset	262,764	—
Change in operating lease liability	(275,840)	—
Depreciation	8,326	5,436
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(226,933)	103,725
Other assets	—	(3,700)
Accounts payable	1,117,695	1,248,389
Accrued expenses and other current liabilities	(2,848,723)	(1,609,407)
Net cash used in operating activities	(27,215,489)	(23,273,184)
Cash flows from investing activities
Purchases of equipment	(29,995)	(9,331)
Net cash used in investing activities	(29,995)	(9,331)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	6,115,864	—
Proceeds from issuance of common stock upon exercise of options	1,913,299	629,756
Net cash (used in) provided by financing activities	8,029,163	629,756
Net (decrease) increase in cash	(19,216,321)	(22,652,759)
Cash at beginning of period	183,876,453	219,966,167
Cash at end of period	$164,660,132	$197,313,408
Supplemental disclosures of cash flow information:
Interest paid	$1,143,750	$379,167

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, the Company had an accumulated deficit of $308.1 million.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2021, the balance of cash and cash equivalents was $164.7 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2021, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 and has not recorded an income tax benefit for the three months ended March 31, 2021 and 2020 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2021, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2021, and the standard did not have a significant impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Accounting Standards Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. The amendments in ASU 2020-10 do not change GAAP and, therefore, are not expected to result in a significant change in practice. ASU 2020-10 should be applied retrospectively to the beginning of the period that includes the adoption date. ASU 2020-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard on January 1, 2021, and the standard did not have a significant impact on its consolidated financial statements.

Note 3. Accrued Expenses and Other Current Liabilities

At March 31, 2021 and December 31, 2020 accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued research and development	$1,183,367	$4,293,522
Accrued compensation	1,165,548	2,870,261
Accrued general and administrative	3,121,653	1,155,508
Accrued Interest	393,958	393,958
Total	$5,864,526	$8,713,249

Note 4. Loan and Security Agreement

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches (the “2020 Term Loan”). The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million was funded to the Company on the Closing Date (the “First Advance”), and of which the remaining $10.0 million is available at the Company’s option at any time through September 15, 2021; (ii) subject to the approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder (the “First Milestone”), a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at the Company’s option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of the Company’s AXS-07 product candidate for the treatment of migraine (the “Second Milestone”), a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at the Company’s option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as the Company is in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at the Company’s option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. The Company intends to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.5 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the 2019 Term Loan (as defined below), as amended.

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

Silicon Valley Bank

In March 2019, the Company entered into a $24.0 million growth capital term loan facility (the “2019 Term Loan”) with Silicon Valley Bank, or SVB and West River Innovation Lending Fund VIII, L.P., or WestRiver. In September 2020, the Company used a portion of the 2020 Term Loan to terminate and repay all amounts outstanding under the 2019 Term Loan and recorded a loss on extinguishment of the 2019 Term Loan.

Loan Interest Expense and Amortization

The Company incurred interest expense of $1,143,750 and $379,167 for the three months ended March 31, 2021 and 2020, respectively. In addition, amortization of the final payment fee was $143,589 and $119,014 for the three months ended March 31, 2021 and 2020, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	March 31, 2021	December 31, 2020
Total Outstanding Debt	$50,000,000	$50,000,000
Add: accreted liability of final payment fee	295,493	151,912
Less: unamortized debt discount, long-term	(1,697,550)	(1,830,064)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$48,597,943	$48,321,848

In connection with the entry into the Hercules Term Loan, the Company issued to Hercules a warrant to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan Advances that are funded. Further information on warrants issued related to this loan and prior debt financings and amendments are disclosed in Note 7 - Stockholders’ Equity under the “Warrants” section.

Amortization of the debt discount in relation to warrants issued as described above was $132,508 and $58,638 for three months ended March 31, 2021 and 2020, respectively.

Scheduled Principal Payments on Outstanding Debt, as of March 31, 2021, are as follows:

2021	—
2022	—
2023	12,193,153
2024	19,761,468
2025	18,045,379
Total principal payments outstanding	$50,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2021.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per common share:
Net loss	$(29,259,970)	$(32,484,146)
Weighted average common shares outstanding—basic and diluted	37,429,450	37,061,356
Net loss per common share—basic and diluted	$(0.78)	$(0.88)

The following potentially dilutive securities outstanding at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2021	2020
Stock options	4,385,598	3,962,733
Restricted stock units	303,983	149,389
Warrants	15,541	69,656
Total	4,705,122	4,181,778

Note 6. Commitments and Contingencies

Operating Leases

For the three months ended March 31, 2021, the Company had the following operating lease expense:

	Statement of Operations Location	Three Months Ended March 31, 2021
Operating lease expense	General and administrative and Research and development	$286,923
Total operating lease expense		$286,923

Future minimum lease payments of our operating leases as of March 31, 2021 were as follows:

2021	$950,000
2022	630,000
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	1,580,000
Less imputed interest	(53,545)
Present value of operating lease liabilities	$1,526,455

As of March 31, 2021, the remaining lease term for our operating lease was 1.3 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Note 7. Stockholders’ Equity

Capital Structure

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

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the three months ended March 31, 2021, the Company received approximately $6.3 million in gross proceeds through the sale of 93,877 shares, of which net proceeds were approximately $6.1 million. For the three months ended March 31, 2020, the Company did not issue any shares of common stock pursuant to the December 2019 Sales Agreement.

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

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $228.2 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 4,727,326 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March 31, 2021.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2021:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2020	3,725,648	$16.06
Granted	780,440	66.72
Exercised	(94,000)	22.20
Forfeited	(25,844)	80.72
Expired	(646)	87.76
Outstanding at March 31, 2021	4,385,598	$24.04	7.5	$248,407,010
Vested and expected to vest at March 31, 2021	4,379,429	$24.94	7.5	$247,912,432
Exercisable at March 31, 2021	2,529,258	$11.03	5.9	$178,255,864

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

The weighted average grant date fair value of options granted was $49.26 per option for the three months ended March 31, 2021. As of March 31, 2021, there was $54.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.5 years. These amounts do not include 9,788 options outstanding as of March 31, 2021, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2021, total compensation cost not yet recognized related to unvested RSUs was $12.0 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table sets forth the RSU activity for the three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2020	136,067	$35.76
Granted	174,688	49.37
Vested	(3,151)	45.14
Forfeited	(3,621)	74.57
Outstanding at March 31, 2021	303,983	$41.06

Stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 was allocated as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,534,395	$634,375
General and administrative	2,196,702	1,499,155
Total	$3,731,097	$2,133,530

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2021:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2020	15,541	$80.43
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2021	15,541	$80.43

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

Note 8. License Agreements

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2021.

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, disorders for which there are limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which we have completed a Phase 2 controlled trial and Phase 3 controlled trial, which we refer to as the ASCEND study and the GEMINI study, respectively, and a Phase 3 long-term open-label study, which we refer to as the COMET study. A New Drug Application, or NDA, has been submitted and accepted for filing for AXS-05 for the treatment of MDD. The FDA has set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. We have completed one Phase 2/3 controlled trial, which we refer to as the ADVANCE-1 study, for this indication. We are conducting a Phase 3 placebo-controlled, randomized withdrawal trial in AD agitation, which we refer to as the ACCORD study, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in this indication has been completed. AXS-07 is being developed for the acute treatment of migraine, for which we have completed two Phase 3 controlled trials, which we refer to as the MOMENTUM study and the INTERCEPT study, and one Phase 3 long-term open-label trial, which we refer to as the MOVEMENT study. We plan to submit an NDA for AXS-07 for the acute treatment of migraine. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. A Phase 3 trial with AXS-12 in narcolepsy is planned. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA, or N-methyl-D-aspartate, receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan and utilizes our metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive NMDA, receptor antagonist, also known as a glutamate receptor modulator. The dextromethorphan component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We are seeking U.S. Food and Drug Administration, or FDA, approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway. AXS-05 has been granted FDA Breakthrough Therapy designation for both the treatment of MDD and the treatment of Alzheimer’s disease agitation, as well as Fast Track designations for the treatment of Alzheimer’s disease agitation and treatment resistant depression.

We have completed two pivotal, one Phase 2 and one Phase 3, trials of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. A Phase 3, open-label, long-term safety study with AXS-05 in patients with MDD and TRD known as the COMET trial has also been completed. Additionally, three Phase 2 open-label efficacy sub-studies of the COMET trial have been completed. These sub-studies evaluated the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. In the overall COMET trial, AXS-05 treatment resulted in rapid, substantial, and durable improvement in depressive symptoms, measured using the MADRS, which was sustained or increased with long-term treatment. Additionally, AXS-05 was well tolerated with long-term dosing. Similar findings of rapid and durable improvements in depressive symptoms were demonstrated in the COMET-AU and COMET-TRD sub-studies. In the COMET-SI trial, a rapid reduction in suicidal ideation was observed with AXS-05 treatment, as demonstrated by reductions in the MADRS-SI score. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have initiated the MERIT (Mechanistic Evaluation of Response in TRD) trial, a Phase 2, double-blind, placebo-controlled, randomized withdrawal study in patients with TRD. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have initiated the ACCORD (Assessing Clinical Outcomes in Alzheimer’s Disease Agitation) trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration between us and Duke University. We have submitted a New Drug Application, or NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials which has been accepted for filing by the FDA and has granted the application Priority Review resulting in a Prescription Drug User Fee Act (PDUFA) target action date of August 22, 2021.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We plan to submit an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has also been completed. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $29.3 million and $32.5 million for the three months ended March 31, 2021 and 2020, respectively. Our accumulated deficit as of March 31, 2021 was $308.1 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

AXS-05

In April 2021, we announced that the FDA has accepted for filing the NDA for AXS-05 for the treatment of MDD, and has granted the application Priority Review resulting in a PDUFA target action date of August 22, 2021.

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

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application, or NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates if we obtain regulatory approval. We may never succeed in achieving regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

The following table summarizes our research and development expenses for our primary programs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
AXS-05	$10,044,146	$9,317,822
AXS-07	2,531,549	6,010,278
AXS-12	733,858	5,557,062
AXS-14	—	5,077,669
Other research and development	1,751,741	924,194
Stock-based compensation	1,534,395	634,375
Total research and development expenses	$16,595,689	$27,521,400

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock based compensation and travel expenses. Also included in general and administrative expenses are pre-commercialization costs, facility related costs, insurance expense, professional fees for legal and accounting services and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

Interest and amortization of debt discount (expense) income

Interest and amortization of debt discount (expense) income primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest and amortization of debt discount (expense) income also includes interest income earned on cash.

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

There have been no material changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$16,595,689	$27,521,400
General and administrative	11,248,372	4,970,057
Total operating expenses	27,844,061	32,491,457
Loss from operations	(27,844,061)	(32,491,457)
Interest and amortization of debt discount (expense) income	(1,415,909)	7,311
Net loss	$(29,259,970)	$(32,484,146)

Comparison of the three months ended March 31, 2021 and 2020

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2021 were $16.6 million, compared to $27.5 million for the three months ended March 31, 2020, a decrease of $10.9 million. The decrease was driven by a one-time charge of $10.2 million for the Pfizer license agreement in the comparable prior period along with conclusion of several clinical trials, which were ongoing in the comparable prior period. The current period included a $2.9 million PDUFA fee related to the NDA submission for AXS-05. This fee will be refunded subsequent to the end of the first quarter, as our Small Business Waiver request for the fee was recently granted by the FDA.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2021 were $11.2 million, compared to $5.0 million for the three months ended March 31, 2020, an increase of $6.2 million. The increase was primarily due to pre-commercial activities along with increased stock compensation expense.

Interest and amortization of debt discount (expense) income. Interest and amortization of debt discount expense for the three months ended March 31, 2021 was $1.4 million, compared to interest income of less than $0.1 million for the three months ended March 31, 2020, a change of $1.4 million. The change is mainly due to a higher outstanding principal amount on our debt in 2021 as compared to the comparable period in 2020.

Liquidity and Capital Resources

Since our inception through March 31, 2021, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In March 2019, we entered into a loan and security agreement, the 2019 Term Loan with SVB and WestRiver, for a term loan up to $24.0 million. The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million was available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our ongoing Phase 2 clinical trial for AXS 12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we had not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished. In September 2020, we terminated and repaid all amounts outstanding under 2019 Term Loan in connection with our entry into the Loan Agreement (see below).

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

In December 2019, we entered into a new Sales Agreement with SVB Leerink, or the December 2019 Sales Agreement, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. We received approximately $6.3 million in gross proceeds through the sale of 93,877 shares, of which net proceeds were approximately $6.1 million during the three months ended March 31, 2021.

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

We believe our current cash, along with the committed capital from the term loan facility, will be sufficient to fund our anticipated operations, based on our current operating plans which includes costs for the commercial launch of AXS-05 in MDD and AXS-07 in migraine into at least 2024. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(27,215,489)	$(23,273,184)
Investing activities	(29,995)	(9,331)
Financing activities	8,029,163	629,756
Net increase (decrease) in cash	$(19,216,321)	$(22,652,759)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2021 was $27.2 million as compared to $23.3 million for the three months ended March 31, 2020. The increase of $3.9 million in net cash used was mainly due to the NDA submission fees of $2.9 million as well as the build-out of the commercial function.

Investing Activities. Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the three months ended March 31, 2021 and 2020.

Financing Activities. Cash provided by financing activities was $8.0 million for the three months ended March 31, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $6.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $1.9 million. Cash provided by financing activities was $0.6 million for the three months ended March 31, 2020, which are proceeds from the issuance of common stock upon exercise of employee stock options.

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

In November 2018, we amended the 2016 Original Term Loan with SVB and WestRiver, to provide an additional $4 million growth capital loan, related to our narcolepsy clinical program with AXS-12. The additional capital was available to be drawn, at our option, subject to the achievement of a specified clinical milestone. In connection with the 2016 Amended Term Loan, SVB and WestRiver received warrants to purchase an aggregate 15,750 shares of our common stock at an exercise price of $3.06 per share, which were exercisable for seven years from the date of issuance.

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

Employees and Human Capital Management

As of May 3, 2021, we had 70 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

As a result of the ongoing COVID-19 pandemic and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that have been or may be taken by governmental authorities to contain the pandemic or to treat its impact, it is difficult to forecast the effects of the COVID-19 pandemic on our results for the fiscal year ending December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $164.7 million and $183.9 million as of March 31, 2021 and December 31, 2020, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third party manufacturers in several foreign countries. Several of these contracts are denominated in Euros, British pounds, and Australian dollars. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these contracts.

We do not believe a 10% change in these currencies on March 31, 2021 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2021.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $29.3 million and $32.5 million for the three months ended March 31, 2021 and three months ended March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $308.1 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	hire additional commercial, clinical, medical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
•

further establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

We believe our currently available cash along with the committed capital from the term loan facility will be sufficient to fund our anticipated operating cash requirements into at least 2024. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

Although we recently submitted an NDA with the FDA, we have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

In addition, because we plan to file most of our product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we intend to rely on data collected in certain investigator initiated Phase 2 clinical trials and other third party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS 05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted an NDA for AXS-05 and plan to submit NDAs for AXS 07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. Even though we have recently submitted our first NDA to the FDA we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the completed Phase 2 ASCEND trial and Phase 3 GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD; the Phase 3 MOMENTUM trial, conducted pursuant to a Special Protocol Assessment, or SPA, and the Phase 3 INTERCEPT trial to support an NDA for AXS-07 for the acute treatment of migraine; and the Phase 3 ADVANCE-1 trial and the ongoing ACCORD trial to support an NDA for AXS-05 for the treatment of AD agitation, the FDA could still require additional studies to support the approval of an NDA for these product candidates. Finally, for AXS-12, we will need to conduct a Phase 3 clinical trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

•

in connection with the chemistry, manufacturing, and controls (CMC) data necessary for our NDA filing and approval, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating period;

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

To date, the most commonly reported adverse events (incidence of ≥5% of subjects) observed in the completed clinical trials of AXS-05 include dizziness, nausea, headache, dry mouth, and decreased appetite. Some reported adverse events resulted in discontinuations from our trials of AXS-05. The most frequent adverse events (incidence of ≥1% of subjects) resulting in discontinuation included dizziness, nausea, and headache. AXS-05 consists of dextromethorphan and bupropion, and this combination may exacerbate any known adverse events for each individual component, or may result in new toxicities as compared to those of the individual components.

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

Currently approved products containing bupropion and meloxicam are subject to restrictive marketing and distribution regulations, which if applied to our product candidates could restrict their use and potentially reduce our ability to generate profits.

Currently approved products containing bupropion and meloxicam require medication guides. Medication guides can be required independently or as part of REMS programs. REMS programs, in addition to medication guides, may require special communication plans to healthcare professionals, or elements to assure safe use, such as restricted distribution methods, distribution only to certain medical professionals, training for medical professionals prescribing our product candidates, patient registries, or other risk minimization tools. The FDA may determine that our product candidates will require a REMS program in addition to a medication guide. We cannot predict whether what will be required as part of the FDA’s approval of our product candidates. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates or could place a substantial burden on medical professionals, discouraging their use of our product candidates, if approved. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS or medication guides for such product candidates may also prevent or delay their approval for commercialization.

Development of combination product candidates may present more or different challenges than development of single agent product candidates.

Certain of our product candidates, including AXS-05, AXS-07, and AXS-09 are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. The FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

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

We received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation, and for AXS-12 for the treatment of cataplexy in patients with narcolepsy. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our product candidates, if approved; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and good clinical practice, or GCP, for any clinical trials that we conduct post approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post market requirements or restrictions. Any such restrictions could limit sales of the product.

We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP and GCP. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre approval for product and manufacturing changes. Application fees may apply to certain changes.

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
•

requirements to establish or modify a REMS or a comparable foreign authority may require that we establish or modify a similar strategy, that may, for instance, require us to create or modify a medication guide outlining the risks of the previously unidentified side effects for distribution to patients, or restrict distribution of the product, if and when approved, and impose burdensome implementation requirements on us:

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biohaven Pharmaceutical Holding Company Ltd.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.;; Relmada Therapeutics Inc.; Sage Therapeutics, Inc; and Takeda Pharmaceutical Company Limited.

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, dextromethorphan, bupropion, meloxicam, rizatripan, reboxetine, and esomeprazole, are available in the United States and abroad and could be used off label. Any such off label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though meloxicam is not currently approved for the treatment of acute migraine, we would not be able to prevent a physician from prescribing it for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

We are currently building a commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products. We plan to build a commercial infrastructure, including the creation of a sales force to launch that product candidate throughout the United States. If we commercialize our product candidates outside the United States, we intend to partner with marketing and sales collaborators , rather than with our own sales force.

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

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

As we build our commercial infrastructure  prior to approval of a product candidate being approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a compliant marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practice, or GCP, for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of the filed Annual Report on Form 10‑K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

For example, there have been numerous attempts by Congress and the former Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple lawsuits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or TCJA, rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas (formerly Texas v. Azar) on November 2, 2020.  Thereafter, the Department of Justice under the new Biden Administration  did submit a new amicus brief in February 2021 following the oral hearings asserting that they now believe the ACA is constitutional, and the mandate is severable from the rest of the ACA.  The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business. It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, federal and state elections in 2020 have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. These changes will likely result in new agency priorities, rulemakings, and legislation. We anticipate that the new Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

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

As of May 3, 2021, we had 70 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we would be required to implement remediation procedures aimed at mitigating the control weakness or weaknesses. Until such remediation procedures succeed in mitigating the control weakness or weaknesses, we would be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. The cost of compliance with Section 404 requires us to incur substantial accounting expense and expend significant management time on compliance related issues as we implement additional corporate governance practices and comply with reporting requirements. Although we currently use the services of a third-party accounting firm to assist us with internal controls, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

As of May 3, 2021, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of May 3, 2021, we have outstanding 37,570,390 shares of common stock and 4,780,112 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,597,866 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

AXSOME THERAPEUTICS, INC.

Date: May 10, 2021	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)