Form 10-Q
period 2021-06-30
Axsome Therapeutics, Inc.
filed 2021-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 37,681,948 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 2, 2021.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,219,090	$183,876,453
Prepaid and other current assets	435,804	148,373
Total current assets	141,654,894	184,024,826
Equipment, net	83,444	52,647
Right-of-use asset - operating lease	1,209,037	1,739,475
Other assets	317,375	317,375
Total assets	$143,264,750	$186,134,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,611,996	$13,504,022
Accrued expenses and other current liabilities	10,162,831	8,713,249
Operating lease liability, current portion	1,088,841	1,220,587
Total current liabilities	22,863,668	23,437,858
Loan payable, long-term	48,882,599	48,321,848
Operating lease liability, long-term	81,863	581,708
Total liabilities	71,828,130	72,341,414
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,648,948 and 37,374,088 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	3,765	3,737
Additional paid-in capital	411,773,127	392,585,265
Accumulated deficit	(340,340,272)	(278,796,093)
Total stockholders’ equity	71,436,620	113,792,909
Total liabilities and stockholders’ equity	$143,264,750	$186,134,323

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,503,326	$10,542,957	$31,099,014	$38,064,357
General and administrative	16,344,361	7,235,877	27,592,734	12,205,934
Total operating expenses	30,847,687	17,778,834	58,691,748	50,270,291
Loss from operations	(30,847,687)	(17,778,834)	(58,691,748)	(50,270,291)
Interest and amortization of debt discount (expense) income	(1,436,522)	(548,158)	(2,852,431)	(540,847)
Net loss	$(32,284,209)	$(18,326,992)	$(61,544,179)	$(50,811,138)
Net loss per common share, basic and diluted	$(0.86)	$(0.49)	$(1.64)	$(1.37)
Weighted average common shares outstanding, basic and diluted	37,595,069	37,100,770	37,512,716	37,081,064

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	$3,707	$364,532,798	$(208,379,639)	$156,156,866
Stock-based compensation	—	—	4,148,025	—	4,148,025
Issuance of common stock upon exercise of options	20,428	2	190,407	—	190,409
Issuance of common stock upon exercise of warrants	29,982	3	—	—	3
Issuance of common stock upon financing	141,678	14	12,074,985	—	12,074,999
Net loss	—	—	—	(18,326,992)	(18,326,992)
Balance at June 30, 2020	37,267,510	$3,726	$380,946,215	$(226,706,631)	$154,243,310

Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	—	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199
Stock-based compensation	—	—	5,456,242	—	5,456,242
Issuance of common stock upon exercise of options	68,503	7	958,888	—	958,895
Issuance of common stock upon vesting of RSUs	144	0	—	—	—
Issuance of common stock upon financing	16,419	2	1,096,501	—	1,096,503
Shares tendered for withholding taxes	—	0	(84,010)	—	(84,010)
Net loss	—	—	—	(32,284,209)	(32,284,209)
Balance at June 30, 2021	37,648,948	$3,765	$411,773,127	$(340,340,272)	$71,436,620

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(61,544,179)	$(50,811,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,187,339	6,281,555
Non-cash research and development license expense	—	7,155,337
Amortization of debt discount	560,752	356,664
Amortization of operating lease right-of-use asset	530,437	—
Change in operating lease liability	(631,591)	—
Depreciation	18,075	10,960
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(287,431)	275,914
Accounts payable	(1,892,026)	(1,580,100)
Accrued expenses and other current liabilities	1,449,582	(3,857,658)
Net cash used in operating activities	(52,609,042)	(42,168,466)
Cash flows from investing activities
Purchases of equipment	(48,872)	(10,759)
Net cash used in investing activities	(48,872)	(10,759)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	7,212,367	12,074,999
Proceeds from issuance of common stock upon exercise of options	2,872,194	820,165
Proceeds from issuance of common stock upon exercise of warrants	—	3
Payments of tax withholdings on stock award	(84,010)	—
Net cash (used in) provided by financing activities	10,000,551	12,895,167
Net (decrease) increase in cash	(42,657,363)	(29,284,058)
Cash at beginning of period	183,876,453	219,966,167
Cash at end of period	$141,219,090	$190,682,109
Supplemental disclosures of cash flow information:
Interest paid	$2,312,917	$762,501

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, the Company had an accumulated deficit of $340.3 million.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2021, the balance of cash and cash equivalents was $141.2 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At June 30, 2021, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 and has not recorded an income tax benefit for the six months ended June 30, 2021 and 2020 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2021, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2021 and 2020.

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

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, long-term portion in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, and do not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

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

Note 3. Accrued Expenses and Other Current Liabilities

At June 30, 2021 and December 31, 2020 accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued research and development	$2,195,033	$4,293,522
Accrued compensation	3,034,669	2,870,261
Accrued general and administrative	4,551,879	1,155,508
Accrued interest	381,250	393,958
Total	$10,162,831	$8,713,249

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

•

Effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date that the First Milestone is achieved and (y) the date that the Second Milestone is achieved, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, neither of which have occurred yet, the Company is required to (A) ensure that at all times its market capitalization exceeds $2.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $1,156,458 and $2,300,208 for the three and six months ended June 30, 2021 and 379,167 and 758,334 three and six months ended June 30, 2020, respectively. In addition, amortization of the final payment fee was $149,281 and $292,870 for the three and six months ended June 30, 2021 and $119,014 and $238,028 three and six months ended June 30, 2020, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	June 30, 2021	December 31, 2020
Total Outstanding Debt	$50,000,000	$50,000,000
Add: accreted liability of final payment fee	444,783	151,912
Less: unamortized debt discount, long-term	(1,562,184)	(1,830,064)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$48,882,599	$48,321,848

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

Amortization of the debt discount in relation to warrants issued as described above was $132,508 and $267,882 for the three and six months ended June 30, 2021 and $59,998 and $118,636 for the three and six months ended June 30, 2020, respectively.

Scheduled Principal Payments on Outstanding Debt, as of June 30, 2021, are as follows:

2021	—
2022	—
2023	12,193,153
2024	19,761,468
2025	18,045,379
Total principal payments outstanding	$50,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the six months ended June 30, 2021.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share:
Net loss	$(32,284,209)	$(18,326,992)	$(61,544,179)	$(50,811,138)
Weighted average common shares outstanding—basic and diluted	37,595,069	37,100,770	37,512,716	37,081,064
Net loss per common share—basic and diluted	$(0.86)	$(0.49)	$(1.64)	$(1.37)

The following potentially dilutive securities outstanding at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2021	2020
Stock options	4,461,985	3,979,607
Restricted stock units	309,126	150,143
Warrants	15,541	37,042
Total	4,786,652	4,166,792

Note 6. Commitments and Contingencies

Operating Leases

For the three and six months ended June 30, 2021, the Company had the following operating lease expense:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2021	2020	2021	2020
Operating lease expense	General and administrative and Research and development	$286,923	$—	$573,846	$—
Total operating lease expense		$286,923	$—	$573,846	$—

Future minimum lease payments of the Company’s operating leases as of June 30, 2021 were as follows:

2021	$575,000
2022	630,000
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	1,205,000
Less imputed interest	(34,296)
Present value of operating lease liabilities	$1,170,704

As of June 30, 2021, the remaining lease term for our operating lease was 1.1 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the six months ended June 30, 2021, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. For the six months ended June 30, 2020, the Company received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million.

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

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $229.3 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 4,572,808 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June 30, 2021.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2020	3,725,648	$16.36
Granted	955,213	66.05
Exercised	(162,503)	17.67
Forfeited	(55,727)	63.58
Expired	(646)	87.76
Outstanding at June 30, 2021	4,461,985	$26.35	7.3	$186,299,331
Vested and expected to vest at June 30, 2021	4,455,816	$26.38	7.3	$185,891,183
Exercisable at June 30, 2021	2,670,402	$13.19	5.8	$145,918,708

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

The weighted average grant date fair value of options granted was $48.74 per option for the six months ended June 30, 2021. As of June 30, 2021, there was $57.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.3 years. These amounts do not include 8,647 options outstanding as of June 30, 2021, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2021, total compensation cost not yet recognized related to unvested RSUs was $11.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

The following table sets forth the RSU activity for the six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2020	136,067	$36.82
Granted	182,187	49.92
Vested	(3,378)	47.54
Forfeited	(5,750)	71.48
Outstanding at June 30, 2021	309,126	$43.78

Stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,302,504	$1,037,530	$3,836,899	$1,671,905
General and administrative	$3,153,738	3,110,495	5,350,440	4,609,650
Total	$5,456,242	$4,148,025	$9,187,339	$6,281,555

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2021:

		Weighted
		average
	Number of warrants	exercise price
Outstanding at December 31, 2020	15,541	$80.43
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2021	15,541	$80.43

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended June 30, 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which we have completed a Phase 2 controlled trial and Phase 3 controlled trial, which we refer to as the ASCEND study and the GEMINI study, respectively, and a Phase 3 long-term open-label study, which we refer to as the COMET study. A New Drug Application, or NDA, has been submitted and accepted for filing for AXS-05 for the treatment of MDD. The FDA has set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. We have completed one Phase 2/3 controlled trial, which we refer to as the ADVANCE-1 study, for this indication. We are conducting a Phase 3 placebo-controlled, randomized withdrawal trial in AD agitation, which we refer to as the ACCORD study, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in this indication has been completed. AXS-07 is being developed for the acute treatment of migraine, for which we have completed two Phase 3 controlled trials, which we refer to as the MOMENTUM study and the INTERCEPT study, and one Phase 3 long-term open-label trial, which we refer to as the MOVEMENT study. An NDA has been submitted for filing for AXS-07 for the acute treatment of migraine. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. A Phase 3 trial with AXS-12 in narcolepsy is planned. AXS-14 is being developed for the treatment of fibromyalgia. We plan to submit an NDA for AXS-14 in fourth quarter of 2022 for the management of fibromyalgia following a pre-NDA meeting with the FDA. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

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

We have completed two pivotal trials, one Phase 2 and one Phase 3, of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. A Phase 3, open-label, long-term safety study with AXS-05 in patients with MDD and TRD known as the COMET trial has also been completed. Additionally, three Phase 2 open-label efficacy sub-studies of the COMET trial have been completed. These sub-studies evaluated the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. In the overall COMET trial, AXS-05 treatment resulted in rapid, substantial, and durable improvement in depressive symptoms, measured using the MADRS, which was sustained or increased with long-term treatment. Additionally, AXS-05 was well tolerated with long-term dosing. Similar findings of rapid and durable improvements in depressive symptoms were demonstrated in the COMET-AU and COMET-TRD sub-studies. In the COMET-SI trial, a rapid reduction in suicidal ideation was observed with AXS-05 treatment, as demonstrated by reductions in the MADRS-SI score. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have completed a Phase 2, double-blind, placebo-controlled, multi-center, relapse prevention study in patients with TRD, which we call the MERIT trial. In the MERIT trial, AXS-05 achieved its primary and secondary endpoints by delaying time to relapse and preventing relapse as compared to placebo. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We are conducting the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration between us and Duke University. We have submitted a New Drug Application, or NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials which has been accepted for filing by the FDA and has granted the application Priority Review resulting in a Prescription Drug User Fee Act (PDUFA) target action date of August 22, 2021.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. An NDA has been submitted for filing for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has also been completed. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT trial. AXS-12 achieved the primary endpoint in the CONCERT trial. We plan to initiate a Phase 3 trial with AXS-12 in narcolepsy in the third quarter of 2021.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. We are initially developing esreboxetine for the treatment of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer which includes a completed Phase 2 trial and Phase 3 trial in fibromyalgia, both of which were positive. We plan to submit an NDA for AXS-14 in the fourth quarter of 2022 for the management of fibromyalgia.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $61.5 million and $50.8 million for the six months ended June 30, 2021 and 2020, respectively. Our accumulated deficit as of June 30, 2021 was $340.3 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

AXS-05

In April 2021, we announced that the FDA has accepted for filing the NDA for AXS-05 for the treatment of MDD, and has granted the application Priority Review resulting in a PDUFA target action date of August 22, 2021.

In August 2021, we announced that AXS-05 achieved primary and key secondary endpoints in the MERIT Phase 2 Trial in treatment resistant depression.

AXS-07

In June 2021, we submitted an NDA for filing for AXS-07 for the acute treatment of migraine.

AXS-12

In July 2021, we announced that we were notified by the FDA that the FDA has rescinded our Breakthrough Therapy Designation for our AXS-12 product candidate for the treatment of cataplexy in narcolepsy, due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy subsequent to granting AXS-12 Breakthrough Therapy Designation.

AXS-14

In June 2021, we announced that we plan to submit an NDA for AXS-14 for the management of fibromyalgia following a pre-NDA meeting with the U.S. Food and Drug Administration.

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

The following table summarizes our research and development expenses for our primary programs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
AXS-05	$2,184,776	$5,257,477	$12,228,922	$14,575,299
AXS-07	7,290,067	2,920,493	9,821,616	8,930,771
AXS-12	819,569	153,901	1,553,427	5,710,963
AXS-14	4,039	—	4,039	5,077,669
Other research and development	1,902,371	1,173,556	3,654,111	2,097,750
Stock-based compensation	2,302,504	1,037,530	3,836,899	1,671,905
Total research and development expenses	$14,503,326	$10,542,957	$31,099,014	$38,064,357

Other research and development expenses primarily consist of employee salaries and benefits, facilities, and overhead costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock based compensation and travel expenses. Also included in general and administrative expenses are pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,503,326	$10,542,957	$31,099,014	$38,064,357
General and administrative	16,344,361	7,235,877	27,592,734	12,205,934
Total operating expenses	30,847,687	17,778,834	58,691,748	50,270,291
Loss from operations	(30,847,687)	(17,778,834)	(58,691,748)	(50,270,291)
Interest and amortization of debt discount (expense) income	(1,436,522)	(548,158)	(2,852,431)	(540,847)
Net loss	$(32,284,209)	$(18,326,992)	$(61,544,179)	$(50,811,138)

Comparison of the three months ended June 30, 2021 and 2020

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2021 were $14.5 million, compared to $10.5 million for the three months ended June 30, 2020, an increase of $4.0 million. The increase was driven by costs to support the NDA filings and personnel expense which includes an increase in headcount along with an increase in stock compensation expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2021 were $16.3 million, compared to $7.2 million for the three months ended June 30, 2020, an increase of $9.1 million. The increase was primarily due to pre-commercial activities and personnel expense which includes an increase in headcount along with an increase in stock compensation expense.

Interest and amortization of debt discount (expense) income. Interest and amortization of debt discount expense for the three months ended June 30, 2021 was $1.4 million, compared to $0.5 million for the three months ended June 30, 2020, an increase of $0.9 million. The change is mainly due to a higher outstanding principal amount on our debt in 2021 as compared to the comparable period in 2020.

Comparison of the six months ended June 30, 2021 and 2020

Research and Development Expenses. Our research and development expenses for the six months ended June 30, 2021 were $31.1 million, compared to $38.1 million for the six months ended June 30, 2020, a decrease of $7.0 million. The decrease was driven by a one-time charge of $10.2 million for the Pfizer license agreement in the comparable period in 2020, offset by costs to support the NDA filings.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2021 were $27.6 million, compared to $12.2 million for the six months ended June 30, 2020, an increase of $15.4 million. The increase was primarily due to pre-commercial activities and personnel expense which includes an increase in headcount along with an increase in stock compensation expense.

Interest and amortization of debt discount (expense) income. Interest and amortization of debt discount expense for the six months ended June 30, 2021 was $2.9 million, compared to $0.5 million for the six months ended June 30, 2020, an increase of $2.4 million. The change is mainly due to a higher outstanding principal amount on our debt in 2021 as compared to the comparable period in 2020.

Liquidity and Capital Resources

Since our inception through June 30, 2021, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In March 2019, we entered into a loan and security agreement, the 2019 Term Loan with SVB and WestRiver, for a term loan up to $24.0 million. The initial tranche of $20.0 million was funded shortly after executing the loan agreement. The second tranche of $4.0 million was available to be drawn, at our option, subject to the achievement of positive data, on or prior to August 15, 2019, with respect to our then ongoing Phase 2 clinical trial for AXS-12 in narcolepsy, sufficient to submit a Phase 3 protocol to FDA, provided that we had not received any objections from the FDA within thirty days after submission of such Phase 3 protocol A portion of the initial tranche was used to satisfy our existing obligations under our November 2016 term loan facility with SVB, as amended in November 2018, and such obligations are considered fully repaid and extinguished. In September 2020, we terminated and repaid all amounts outstanding under 2019 Term Loan in connection with our entry into the Loan Agreement (see below).

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

In December 2019, we entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the six months ended June 30, 2021, we received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. For the year ended December 31, 2020, we received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million. For the year ended December 31, 2019, we received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(52,609,042)	$(42,168,466)
Investing activities	(48,872)	(10,759)
Financing activities	10,000,551	12,895,167
Net increase (decrease) in cash	$(42,657,363)	$(29,284,058)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2021 was $52.6 million as compared to $42.2 million for the six months ended June 30, 2020. The increase of $10.4 million in net cash used was mainly due the build-out of the commercial function and related commercialization costs.

Investing Activities. Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2021 and 2020.

Financing Activities. Cash provided by financing activities was $10.0 million for the six months ended June 30, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $7.2 million and proceeds from the issuance of common stock upon exercise of employee stock options of $2.9 million, offset by cash paid out related to tax withholdings on stock awards of $0.08 million. Cash provided by financing activities was $12.9 million for the six months ended June 30, 2020, which included net proceeds from the sale of common stock through our Sales Agreement with Leerink of $12.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.8 million.

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

•

Effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date that the First Milestone is achieved and (y) the date that the Second Milestone is achieved, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, neither of which have occurred yet, we are required to (A) ensure that at all times its market capitalization exceeds $2.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of our most recent quarterly financial statement, determined on a quarterly basis.

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

Employees and Human Capital Management

As of August 2. 2021, we had 93 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Outlook

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, coupled with our access to additional capital through the December 2019 Sales Agreement and the Hercules Loan Agreement, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $141.2 million and $183.9 million as of June 30, 2021 and December 31, 2020, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2021 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting. In the fourth quarter of 2020, we began the implementation of a new Enterprise Resource Planning system, or ERP system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and user access security, and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting are expected to take place in the second half of 2021. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

As of this reporting period, there has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation, for example, may not ultimately lead to a faster development or regulatory review or approval process, and it will not increase the likelihood that these product candidates will receive marketing approval.

•

We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.

•

Even if we obtain FDA approval of an NDA for our product candidates, if we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, if they are approved, we may be unable to generate product revenues.

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

•

As an NDA applicant (and if an NDA is approved) and as a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $61.5 million for the six months ended June 30, 2021 and $102.9 for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $340.3 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•	hire additional commercial, clinical, medical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
•

further establish a sales, marketing, and distribution infrastructure, and expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third-party;

•	undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
•	continue to conduct our Phase 3 clinical trial with AXS‑05 in AD agitation;
•	conduct our planned Phase 3 clinical trial with AXS-12 in narcolepsy;
•	continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and AXS-09 for the treatment of CNS disorders;
•	continue to evaluate, plan for, and submit an NDA for AXS-14 in fibromyalgia;
•	develop, in‑license, or acquire additional product candidates;
•	conduct late‑stage clinical trials for any product candidates that successfully complete early‑stage clinical trials;
•	conduct additional non‑clinical studies with any product candidates;
•	conduct clinical studies with any additional product candidates;
•	require larger quantities of product; and
•	maintain, expand, and protect our intellectual property portfolio.

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

•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	the cost and timing of manufacturing (or having manufactured by third parties) sufficient supplies of our product candidates in preparation for commercialization;
•	the effect of competing technological and market developments;
•	revenue, if any, received from commercial sales of our product candidates, subject to the receipt of regulatory approval;
•	the terms and timing of any collaborative, licensing, co‑promotion, or other arrangements that we may establish; and
•	the success of the commercialization of any of our current or future product candidates.

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

The covenants also include, to the extent the principal amount of the advances under the Loan Agreement equals or exceeds $55.0 million, maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $15.0 million, plus the amount of our accounts payable under U.S generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. Further, effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date of approval of our NDA for our AXS-05 product candidate for the treatment of major depressive disorder reasonably satisfactory to the Lenders, and (y) the date of approval of our NDA for our AXS-07 product candidate for the treatment of migraine, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, we are obligated to (A) ensure that at all times our market capitalization exceeds $2.0 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 65% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 100% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of our most recent quarterly financial statement, included in the projections we delivered to Hercules on September 9, 2020, as updated from time to time, determined on a quarterly basis.

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

Although we submitted an NDA to the FDA for AXS-05 for the treatment of MDD and for AXS-07 for the acute treatment of migraine, we have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates depend on our ability to:

•	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a sales force to commercialize our product candidates in the United States;
•	manufacture (or have manufactured by third parties) our product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell our product candidates in foreign markets where we receive marketing approval:
•	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launch commercial sales of our product candidates, whether alone or in collaboration with others;
•	achieve market acceptance of our product candidates by patients, the medical community, and government and private third‑party payors;
•	achieve appropriate reimbursement for our product candidates;
•	effectively compete with other therapies; and
•	maintain a continued acceptable safety profile of our product candidates following launch.

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

Based on the side effects disclosed in FDA product labeling for marketed drugs that contain the same active molecules as our product candidate, AXS-07 may result in fatigue, confusion, dry mouth, diarrhea, nausea, insomnia, anemia, increased appetite, anxiety, sweating, dizziness, palpitations, arrythmia, tachycardia, abnormal vision, syncope, seizure, tremor, tinnitus, dizziness, somnolence, paresthesia, dysgeusia, dyspepsia, constipation, weight increase or decrease, gastritis, hematuria, flatulence, esophagitis, gastric ulcers, gastroesophageal reflux, gastrointestinal hemorrhages, colitis, rash, pain or tightness in the chest, neck, throat or jaw, upper respiratory tract infections, influenza-like symptoms, or other adverse events or potential adverse events reported or discussed in the product labels for meloxicam‑containing or rizatriptan-containing products including Anjeso, Vivlodex, Mobic, and Maxalt.

Based on the side effects disclosed in EMA required product label for marketed drugs that contain the same active molecule as our product candidate, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

In addition, because we plan to file most of our product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we intend to rely on data collected in certain investigator initiated Phase 2 clinical trials and other third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted an NDA for AXS-05 and plan to submit NDAs for AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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
•

we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the completed Phase 2 ASCEND trial and Phase 3 GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD; the Phase 3 MOMENTUM trial, conducted pursuant to a Special Protocol Assessment, or SPA, and the Phase 3 INTERCEPT trial to support an NDA for AXS-07 for the acute treatment of migraine; the Phase 3 ADVANCE-1 trial and the ongoing ACCORD trial to support an NDA for AXS-05 for the treatment of AD agitation; and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. Finally, for AXS-12, we will need to conduct a Phase 3 clinical trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS-14 include anxiety, constipation, and insomnia.

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

Although the breakthrough therapy process is designed to expedite the review and development of drugs, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation may not ultimately lead to a faster development or regulatory review or approval process, and it will not increase the likelihood that these product candidates will receive marketing approval.

We received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. The receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of product candidates by the FDA. In addition, the FDA may later decide to rescind the Breakthrough Therapy designation for one or more of our applicable product candidates if such product candidates no longer meet the conditions for qualification of this program. For example, we were initially granted Breakthrough Therapy designation for AXS-12 for the treatment of cataplexy in patients with narcolepsy in August 2020. In July 2021, the FDA rescinded our Breakthrough Therapy designation due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biohaven Pharmaceutical Holding Company Ltd.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen Research & Development, LLC; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; Relmada Therapeutics Inc.; Sage Therapeutics, Inc.; and Takeda Pharmaceutical Company Limited.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or acquisition by large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We currently anticipate that we may be eligible for three years of non-patent marketing exclusivity in the United States for our product candidates if they are approved. These three years, however, would only protect our modifications in formulation or approved uses in comparison to the reference listed drug and would not prevent other companies from submitting full NDAs, and would not prevent physicians from prescribing other products off-label or third-party payors from reimbursing for them, since providers are not prohibited from prescribing medications for indications other than the approved indications listed on the label. Moreover, a 505(b)(2) applicant could rely on a reference listed drug that is not one of our product candidates, or published literature, in which case any periods of patent or non-patent protection may not prevent FDA making an approval effective.

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

Even if we obtain FDA approval of an NDA for our product candidates, if we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates we may be unable to generate product revenues.

We are currently building a commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products. We plan to build a commercial infrastructure, including the creation of a sales force to launch that product candidate throughout the United States, which will require consideration of a range of federal and state laws.. If we commercialize our product candidates outside the United States, we intend to partner with marketing and sales collaborators, rather than with our own sales force.

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. Our role as an NDA holder (if we obtain approval) and a virtual manufacturer, and the establishment and development of our commercial infrastructure and our own sales force, and related compliance plans to market any products we may develop, will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop these capabilities. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

•	our inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any of our current or future product candidates;
•	the inability of sales personnel to travel and/or arrange in-person meetings with physicians due to the ongoing COVID-19 pandemic;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;
•	the application of federal and state drug distribution and supply chain requirements to our business;
•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•	an inability to secure adequate coverage and reimbursement by government and private health plans;
•	the clinical indications and labeled claims for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

We have never commercialized a product candidate for any indication. Even if any of our current or future product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our current or future product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Even if physicians prescribe our products, third-party payors may not consider them cost effective without a significant price concession, which could negatively impact our revenue. Third-party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

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

•	the willingness of third-party payors to prefer similar but less expensive products even if not approved for our product’s indication;
•	the extent and strength of our marketing and distribution of such product candidate;
•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
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

We may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA announced it would resume domestic facility inspections, after a previous temporary delay, and more recently the agency stated that it is transitioning back to standard operations for conducting domestic facility inspections. The agency continues its general suspension of foreign facility inspections (other than “mission-critical” inspections). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval and for cause inspections) continues to evolve, , especially given the recent report from the Government Accountability Office noting that the FDA had a significant backlog of domestic and foreign inspections resulting from the COVID-19 pandemic. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications and product candidates. The FDA has indicated that it will utilize interim measures such as reviewing a firm’s previous compliance history, using information shared from foreign governments as part of mutual recognition and confidentiality agreements and requesting records “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may impact our business.

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

Additionally, if a third-party errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability and potentially cause government programs to overpay providers for our products, which could expose us to significant False Claims Act liability and other civil monetary penalties.

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

In addition to extensive internal efforts, the successful commercialization of our product candidates will require many third parties, over whom we have no control, to decide to utilize our product candidates, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. Generally, before an HMO or long-term care facility will acquire any of our product candidate for its own pharmacies, or a PBM will pay retail network pharmacies on behalf of its health plans, any such product candidates must be approved for addition to that organization’s list of approved drugs, or formulary list, by the organization’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. PBM P&T committees develop the criteria for plan beneficiaries to access prescription medication, including such cost control measures as step therapy and prior authorization. The frequency of P&T committee meetings varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, P&T committees may be concerned that the cost of acquiring any of our product candidates for use in their institutions or reimbursing retail pharmacies outweighs clinical benefits and will resist efforts to add any such product candidate to the formulary, or implement restrictions on the usage of the drug in order to control costs. Third-party payors often have tiered formularies in which the non-preferred drugs have significantly higher co-pays, causing prescription rejections, and define therapeutic class broadly to increase competition for preferred status. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to maintain and grow sales of any of our product candidates.

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

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications of our current or future product candidates that we may develop, license, or acquire. In the event that a third-party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, may allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or may result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

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

If a third-party claims that we infringe their intellectual property rights, we could face a number of issues, including:

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

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our issued patents, our in-licensed patents, or other intellectual property that we own or in-license. Under the terms of our license agreements with Antecip, if we believe a third-party is infringing on the patents subject to the licenses, we are obligated, at our own expense, to initiate suit against those third parties. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of the filed Annual Report on Form 10‑K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, financial condition, results of operations, and prospects.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post marketing studies in order to demonstrate the cost effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA, including 505(b)(2) drugs, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

For example, there have been numerous attempts by Congress and the former Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple lawsuits challenging the constitutionality of the ACA as well as various components of the ACA, and it is unclear what impact these various efforts have and will have on our business operations and resulting financial condition. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or TCJA, rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas (formerly Texas v. Azar) on November 2, 2020.  Thereafter, the Department of Justice under the new Biden Administration did submit a new amicus brief in February 2021 following the oral hearings asserting that they now believe the ACA is constitutional, and the mandate is severable from the rest of the ACA. In June 2021, the Supreme Court upheld the ACA. It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. The fate of the ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, federal and state elections in 2020 have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. These changes will likely result in new agency priorities, rulemakings, and legislation. We anticipate that the new Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

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

As of August 2, 2021, we had 93 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. For example, throughout the course of fiscal year 2020 and already during the first half of 2021, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

As of August 2, 2021, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

As of August 2, 2021, we have outstanding 37,681,948 shares of common stock and 5,020,267 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,693,124 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 10,453,341 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. We do not currently have any preferred stock outstanding. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

AXSOME THERAPEUTICS, INC.

Date: August 9, 2021	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)