Form 10-Q
period 2021-09-30
Axsome Therapeutics, Inc.
filed 2021-11-08
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 37,691,733 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 1, 2021.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,622,893	$183,876,453
Prepaid and other current assets	401,302	148,373
Total current assets	115,024,195	184,024,826
Equipment, net	314,891	52,647
Right-of-use asset - operating lease	936,526	1,739,475
Other assets	322,910	317,375
Total assets	$116,598,522	$186,134,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,381,681	$13,504,022
Accrued expenses and other current liabilities	10,445,172	8,713,249
Operating lease liability, current portion	880,116	1,220,587
Total current liabilities	24,706,969	23,437,858
Loan payable, long-term	49,173,709	48,321,848
Operating lease liability, long-term	—	581,708
Total liabilities	73,880,678	72,341,414
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,687,883 and 37,374,088 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	3,769	3,737
Additional paid-in capital	417,937,024	392,585,265
Accumulated deficit	(375,222,949)	(278,796,093)
Total stockholders’ equity	42,717,844	113,792,909
Total liabilities and stockholders’ equity	$116,598,522	$186,134,323

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$13,180,258	$14,795,493	$44,279,272	$52,859,850
General and administrative	20,226,884	6,331,308	47,819,618	18,537,242
Total operating expenses	33,407,142	21,126,801	92,098,890	71,397,092
Loss from operations	(33,407,142)	(21,126,801)	(92,098,890)	(71,397,092)
Interest and amortization of debt discount (expense) income	(1,475,535)	(551,002)	(4,327,966)	(1,091,849)
Loss on extinguishment of debt	—	(1,247,012)	—	(1,247,012)
Net loss	$(34,882,677)	$(22,924,815)	$(96,426,856)	$(73,735,953)
Net loss per common share, basic and diluted	$(0.93)	$(0.61)	$(2.57)	$(1.98)
Weighted average common shares outstanding, basic and diluted	37,680,966	37,311,726	37,569,416	37,158,513

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	2,133,530	—	2,133,530
Issuance of common stock upon exercise of options	60,186	6	629,750	—	629,756
Issuance of common stock related to license agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(32,484,146)	(32,484,146)
Balance at March 31, 2020	37,075,422	$3,707	$364,532,798	$(208,379,639)	$156,156,866
Stock-based compensation	—	—	4,148,025	—	4,148,025
Issuance of common stock upon exercise of options	20,428	2	190,407	—	190,409
Issuance of common stock upon exercise of warrants	29,982	3	—	—	3
Issuance of common stock upon financing	141,678	14	12,074,985	—	12,074,999
Net loss	—	—	—	(18,326,992)	(18,326,992)
Balance at June 30, 2020	37,267,510	$3,726	$380,946,215	$(226,706,631)	$154,243,310
Stock-based compensation	—	—	2,868,818	—	2,868,818
Issuance of common stock upon exercise of options	42,842	4	190,222	—	190,226
Issuance of common stock upon exercise of warrants	33,849	3	—	—	3
Issuance of warrants upon debt financing	—	0	884,216		884,216
Net loss	—	—	—	(22,924,815)	(22,924,815)
Balance at September 30, 2020	37,344,201	$3,733	$384,889,471	$(249,631,446)	$135,261,758

Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	—	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199
Stock-based compensation	—	—	5,456,242	—	5,456,242
Issuance of common stock upon exercise of options	68,503	7	958,888	—	958,895
Issuance of common stock upon vesting of RSUs	144	0	—	—	—
Issuance of common stock upon financing	16,419	2	1,096,501	—	1,096,503
Shares tendered for withholding taxes	—	0	(84,010)	—	(84,010)
Net loss	—	—	—	(32,284,209)	(32,284,209)
Balance at June 30, 2021	37,648,948	$3,765	$411,773,127	$(340,340,272)	$71,436,620
Stock-based compensation			5,725,217	—	5,725,217
Issuance of common stock upon exercise of options	35,618	3	438,680	—	438,683
Issuance of common stock upon vesting of RSUs	3,317	1	—	—	1
Net loss	—	—	—	(34,882,677)	(34,882,677)
Balance at September 30, 2021	37,687,883	$3,769	$417,937,024	$(375,222,949)	$42,717,844

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(96,426,856)	$(73,735,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,912,556	9,150,373
Non-cash research and development license expense	—	7,155,337
Amortization of debt discount	851,862	491,009
Amortization of operating lease right-of-use asset	802,949	—
Change in operating lease liability	(922,179)	—
Loss on extinguishment of debt	—	1,247,012
Depreciation	45,305	16,482
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(252,929)	(498,897)
Other assets	(5,535)	(177,500)
Accounts payable	(122,341)	371,801
Accrued expenses and other current liabilities	1,731,923	(1,922,716)
Net cash used in operating activities	(79,385,245)	(57,903,052)
Cash flows from investing activities
Purchases of equipment	(307,549)	(25,604)
Net cash used in investing activities	(307,549)	(25,604)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	7,212,367	12,074,999
Proceeds from issuance of term loan	—	50,000,000
Payment of debt financing costs	—	(1,102,609)
Repayment of principal on term loan	—	(21,660,000)
Proceeds from issuance of common stock upon exercise of options	3,310,877	1,010,391
Payments of tax withholdings on stock award	(84,010)	—
Net cash (used in) provided by financing activities	10,439,234	40,322,781
Net (decrease) increase in cash	(69,253,560)	(17,605,875)
Cash at beginning of period	183,876,453	219,966,167
Cash at end of period	$114,622,893	$202,360,292
Supplemental disclosures of cash flow information:
Interest paid	$3,482,083	$1,179,337
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$—	$884,216
Common stock issued in connection with license agreement with Pfizer, Inc.	$—	$8,000,000

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $375.2 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings and the issuance of debt. The Company has not yet commercialized any of its product candidates and cannot be sure if it will ever be able to do so. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2021, the balance of cash and cash equivalents was $114.6 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At September 30, 2021, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses including salaries, benefits, travel, and stock‑based compensation expense, contract services, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. We estimate research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 and has not recorded an income tax benefit for the nine months ended September 30, 2021 and 2020 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2021, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2021 and 2020.

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

Note 3. Accrued Expenses and Other Current Liabilities

At September 30, 2021 and December 31, 2020 accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued research and development	$1,962,691	$4,293,522
Accrued compensation	3,056,345	2,870,261
Accrued general and administrative	5,044,886	1,155,508
Accrued interest	381,250	393,958
Total	$10,445,172	$8,713,249

Note 4. Loan and Security Agreement

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches (the “2020 Term Loan”). The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million was funded to the Company on the Closing Date (the “First Advance”), and of which the remaining $10.0 million was available at the Company’s option at any time through September 15, 2021; (ii) subject to the approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder (the “First Milestone”), a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at the Company’s option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of the Company’s AXS-07 product candidate for the treatment of migraine (the “Second Milestone”), a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at the Company’s option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as the Company is in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at the Company’s option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. The remaining $10.0 million on the first tranche was not utilized and such tranche and future tranches were amended upon the execution of the First Amendment to the Loan and Security Agreement. See "First Amendment to the Loan and Security Agreement" below for further information. The Company intends to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.7 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the 2019 Term Loan (as defined below), as amended.

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

First Amendment to the Loan Agreement

On October 14, 2021 ("First Amendment Closing Date"), the Company entered into the first amendment to the Loan Agreement (the “First Amendment to the Loan Agreement”).

Under the First Amendment to the Loan Agreement, the First Amendment amended the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among the Company, Hercules and the Lenders (the “Loan Agreement”) to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $225,000,000 to $300,000,000, (ii) change the draw amounts and dates available in Tranche 2 through Tranche 5 including increasing the amount available under Tranche 2 subject to FDA approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder from $35,000,000 to $100,000,000, maintaining the amount available under Tranche 3 subject to FDA approval of the Company’s AXS-07 product candidate for the acute treatment of migraine of $20,000,000, reducing the amount under Tranche 4 available upon achievement of certain combined sales and outstanding debt criteria from $60,000,000 to $55,000,000, and increasing the amount available under Tranche 5 to support future strategic initiatives, including further pipeline advancement or expansion from $50,000,000 to $75,000,000 subject to the approval from Hercules, (iii) extend the maturity date of the facility from the original October 2025 to October 2026, and optionally to October 2027, subject to certain conditions, (iv) reset and extend the interest only period from the initial 30 months from the original loan closing to 48 months from the First Amendment and extendable up to 60 months subject to FDA approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder and subject to FDA approval of AXS-07 in the acute treatment of migraine, and (v) decrease the interest rate from 9.15% (floating rate based on the greater of (a) 9.15% or (b) US WSJ Prime + 5.90%) to 8.95% (floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%).

In addition, the Company is required to pay a final payment fee equal to (A) $2,910,000 plus (B) 4.5% of the aggregate amount of all term future loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may, at its option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the First Amendment Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the First Amendment Closing Date. These percentages are unchanged from the Loan Agreement.

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

Loan Interest Expense and Amortization

The Company incurred interest expense of $1,169,167 and $3,469,375 for the three and nine months ended September 30, 2021 and $421,004 and $1,179,338 for the three and nine months ended September 30, 2020, respectively. In addition, amortization of the final payment fee was $155,226 and $448,096 for the three and nine months ended September 30, 2021 and $87,425 and $325,453 for the three and nine months ended September 30, 2020, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	September 30, 2021	December 31, 2020
Total Outstanding Debt	$50,000,000	$50,000,000
Add: accreted liability of final payment fee	600,009	151,912
Less: unamortized debt discount, long-term	(1,426,300)	(1,830,064)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$49,173,709	$48,321,848

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

Amortization of the debt discount in relation to warrants issued as described above was $135,885 and $403,767 for the three and nine months ended September 30, 2021 and $46,920 and $165,556 for the three and nine months ended September 30, 2020, respectively.

Scheduled Principal Payments on Outstanding Debt, as of September 30, 2021, are as follows:

2021	—
2022	—
2023	12,193,153
2024	19,761,468
2025	18,045,379
Total principal payments outstanding	$50,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the nine months ended September 30, 2021.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share:
Net loss	$(34,882,677)	$(22,924,815)	$(96,426,856)	$(73,735,953)
Weighted average common shares outstanding—basic and diluted	37,680,966	37,311,726	37,569,416	37,158,513
Net loss per common share—basic and diluted	$(0.93)	$(0.61)	$(2.57)	$(1.98)

The following potentially dilutive securities outstanding at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options	4,594,842	3,909,855
Restricted stock units	302,001	155,922
Warrants	15,541	15,541
Total	4,912,384	4,081,318

Note 6. Commitments and Contingencies

Operating Leases

For the three and nine months ended September 30, 2021, the Company had the following operating lease expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2021	2020	2021	2020
Operating lease expense	General and administrative and Research and development	$286,923	$—	$860,769	$—
Total operating lease expense		$286,923	$—	$860,769	$—

Future minimum lease payments of the Company’s operating leases as of September 30, 2021 were as follows:

2021	$270,000
2022	630,000
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	900,000
Less imputed interest	(19,884)
Present value of operating lease liabilities	$880,116

As of September 30, 2021, the remaining lease term for our operating lease was 0.8 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the nine months ended September 30, 2021, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. There was no sale of shares during the three months ended September 30, 2021. For the nine months ended September 30, 2020, the Company received approximately $12.4 million in gross proceeds through the sale of 141,678 shares, of which net proceeds were approximately $12.1 million.

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

Equity Incentive Plans

There were 4,410,279 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September 30, 2021.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2020	3,725,648	$16.36
Granted	1,279,152	62.09
Exercised	(198,121)	16.71
Forfeited	(210,854)	41.68
Expired	(983)	79.19
Outstanding at September 30, 2021	4,594,842	$27.90	7.2	$184,602,602
Vested and expected to vest at September 30, 2021	4,588,673	$27.94	7.2	$184,194,454
Exercisable at September 30, 2021	2,784,567	$14.26	5.6	$149,261,931

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

The weighted average grant date fair value of options granted was $45.81 per option for the nine months ended September 30, 2021. As of September 30, 2021, there was $60.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.2 years. These amounts do not include 6,169 options outstanding as of September 30, 2021, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2021, total compensation cost not yet recognized related to unvested RSUs was $10.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table sets forth the RSU activity for the nine months ended September 30, 2021:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2020	136,067	$36.83
Granted	203,629	49.28
Vested	(8,815)	45.12
Forfeited	(28,880)	45.59
Outstanding at September 30, 2021	302,001	$44.15

Stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,979,765	$860,744	$5,816,664	$2,532,649
General and administrative	$3,745,452	2,008,074	9,095,892	6,617,724
Total	$5,725,217	$2,868,818	$14,912,556	$9,150,373

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2021:

		Weighted
		average
	Number of warrants	exercise price
Outstanding at December 31, 2020	15,541	$80.43
Issued	—	—
Exercised	—	—
Outstanding at September 30, 2021	15,541	$80.43

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

Note 8. License Agreements

Exclusive License Agreement with Pfizer

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. (“Pfizer”) for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which the Company is developing for the treatment of narcolepsy. The agreement also provides the Company exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate referred to as AXS-14, in the U.S. for the treatment of fibromyalgia.

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the year ended 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2021 and 2020, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. To date, the Company has not been required to make any payments to Antecip under any of the license agreements.

In connection with the 2020 Term Loan, the Company entered into a Direct Agreement with Antecip pursuant to which Antecip consented to the collateral assignment of the License Agreement to Hercules, among other things.

Note 9. Subsequent Event

On October 14, 2021, the Company entered into the First Amendment to the Loan Agreement. Refer to Note 4 – Loan and Security Agreement for further discussion.

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

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes five CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14 which are being developed for multiple indications. AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which we have completed a Phase 2 controlled trial and Phase 3 controlled trial, which we refer to as the ASCEND study and the GEMINI study, respectively, and a Phase 3 long-term open-label study, which we refer to as the COMET study. A New Drug Application, or NDA, has been submitted and accepted for filing for AXS-05 for the treatment of MDD. The FDA had set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021, which was not completed on such date and therefore the review of the application is ongoing. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. We have completed one Phase 2/3 controlled trial, which we refer to as the ADVANCE study, for this indication. We are conducting a Phase 3 placebo-controlled, randomized withdrawal trial in AD agitation, which we refer to as the ACCORD study, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed for smoking cessation and a Phase 2 trial in this indication has been completed. AXS-07 is being developed for the acute treatment of migraine, for which we have completed two Phase 3 controlled trials, which we refer to as the MOMENTUM study and the INTERCEPT study, and one Phase 3 long-term open-label trial, which we refer to as the MOVEMENT study. An NDA has been submitted and accepted for filing for AXS-07 for the acute treatment of migraine. The FDA has set a PDUFA target action date for the AXS-07 NDA of April 30, 2022. AXS-09 is being developed for the treatment of CNS disorders. AXS-12 is being developed for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. A randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy was initiated in the third quarter of 2021, which we refer to as the SYMPHONY study, and one open-label long-term safety extension study was also initiated. AXS-14 is being developed for the treatment of fibromyalgia. We plan to submit an NDA for AXS-14 in 2023 for the management of fibromyalgia based on a pre-NDA meeting with the FDA which occurred in the second quarter of 2021. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA, or N-methyl-D-aspartate, receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of bupropion and dextromethorphan and utilizes our metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive NMDA, receptor antagonist, also known as a glutamate receptor modulator. The dextromethorphan component of AXS-05 is also a sigma-1 receptor agonist, nicotinic acetylcholine receptor antagonist, and inhibitor of the serotonin and norepinephrine transporters. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan, and is a norepinephrine and dopamine reuptake inhibitor, and a nicotinic acetylcholine receptor antagonist. We are seeking FDA, approval for AXS‑05 utilizing the 505(b)(2) regulatory development pathway. AXS-05 has been granted FDA Breakthrough Therapy designation for both the treatment of MDD and the treatment of Alzheimer’s disease agitation, as well as Fast Track designations for the treatment of Alzheimer’s disease agitation and treatment resistant depression.

We have completed two pivotal trials, one Phase 2 and one Phase 3, of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. A Phase 3, open-label, long-term safety study with AXS-05 in patients with MDD and TRD known as the COMET trial has also been completed. Additionally, three Phase 2 open-label efficacy sub-studies of the COMET trial have been completed. These sub-studies evaluated the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. In the overall COMET trial, AXS-05 treatment resulted in rapid, substantial, and durable improvement in depressive symptoms, measured using the MADRS, which was sustained or increased with long-term treatment. Additionally, AXS-05 was well tolerated with long-term dosing. Similar findings of rapid and durable improvements in depressive symptoms were demonstrated in the COMET-AU and COMET-TRD sub-studies. In the COMET-SI trial, a rapid reduction in suicidal ideation was observed with AXS-05 treatment, as demonstrated by reductions in the MADRS-SI score. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have completed a Phase 2, double-blind, placebo-controlled, multi-center, relapse prevention study in patients with TRD, which we call the MERIT trial. In the MERIT trial, AXS-05 achieved its primary and secondary endpoints by delaying time to relapse and preventing relapse as compared to placebo. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE trial. AXS-05 achieved the primary endpoint in the ADVANCE trial. We are conducting the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration with Duke University. We have submitted an NDA, for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials which was accepted for filing by the FDA and was granted the application Priority Review resulting in a PDUFA target action date of August 22, 2021. On August 20, 2021, the FDA informed us that its review would not be completed by the PDUFA target action date and the review of the application is ongoing.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. Meloxicam is a long-acting nonsteroidal anti-inflammatory drug, or NSAID, with COX-2, an enzyme involved in inflammation and pain pathways, preferential inhibition and potent pain-relieving effects. However, standard meloxicam has an extended time to maximum plasma concentration, or Tmax, which delays its onset of action. AXS-07 utilizes our proprietary MoSEIC™ technology to substantially increase the solubility and speed the absorption of meloxicam while potentially maintaining durability of action. Meloxicam is a new molecular entity for migraine enabled by our MoSEIC™ technology. Rizatriptan is a 5-HT1B/1D agonist that inhibits calcitonin gene-related peptide (CGRP)-mediated vasodilation, has been shown to have central trigeminal antinociceptive activity, and may reduce the release of inflammatory mediators from trigeminal nerves. Rizatriptan is approved as a single agent for the acute treatment of migraine. We are seeking FDA approval for AXS-07 utilizing the 505(b)(2) regulatory development pathway.

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has also been completed. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We have submitted an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials which was accepted for filing by the FDA with a PDUFA target action date of April 30, 2022.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT trial. AXS-12 achieved the primary endpoint in the CONCERT trial. A randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy was initiated in the third quarter of 2021, which we refer to as the SYMPHONY study, and an open-label safety extension study was also initiated.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. We are initially developing esreboxetine for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer which includes a completed Phase 2 trial and Phase 3 trial in fibromyalgia, both of which were positive. We plan to submit an NDA for AXS-14 in 2023 for the management of fibromyalgia.

AXS-09 is an oral, investigational NMDA receptor antagonist with multimodal activity consisting of esbupropion and dextromethorphan, which is being developed for the treatment of CNS disorders. AXS-09 contains esbupropion, the chirally pure S-enantiomer of bupropion, as compared to the company’s first-generation product candidate AXS-05 which contains racemic bupropion, equal amounts of the S- and R-enantiomers. We have demonstrated in a Phase 1 trial that dextromethorphan plasma levels are substantially increased into a potentially therapeutic range with repeated administration of AXS-09. Results of this Phase 1 trial coupled with preclinical data also indicate the potential for enhanced absorption and therapeutic effect of the S-enantiomer as compared to the R-enantiomer.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $96.4 million and $73.7 million for the nine months ended September 30, 2021 and 2020, respectively. Our accumulated deficit as of September 30, 2021 was $375.2 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In August 2021, we announced that we received a letter from the FDA related to its review of the NDA for AXS-05 for the treatment of MDD, stating that it has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments.

In August 2021, we provided an update that the FDA informed us that its review of the NDA for AXS-05 for the treatment of MDD would not be completed by PDUFA target action date of August 22, 2021 and its review of the application is still ongoing.

AXS-07

In June 2021, we submitted an NDA for filing for AXS-07 for the acute treatment of migraine.

In September 2021, we announced that the FDA has accepted for filing the NDA for AXS-07 for the acute treatment of migraine, with a PDUFA target action date of April 30, 2022.

AXS-12

In July 2021, we announced that we were notified by the FDA that the FDA has rescinded our Breakthrough Therapy Designation for our AXS-12 product candidate for the treatment of cataplexy in narcolepsy, due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy subsequent to granting AXS-12 Breakthrough Therapy Designation.

In September 2021, we announced the enrollment of the first patient in our SYMPHONY (Study Evaluating a Mechanistic Approach to Treating Narcolepsy) Phase 3 trial of AXS-12 (reboxetine) in narcolepsy.

AXS-14

In June 2021, we announced that we plan to submit an NDA for AXS-14 for the management of fibromyalgia following a pre-NDA meeting with the U.S. Food and Drug Administration.

Financial

In October 2021, we amended and increased the size of the our 2020 Term Loan facility with Hercules Capital to $300 million, which increased the amount immediately available upon FDA approval of AXS-05 for major depressive disorder to $100 million and provides access to an additional $150 million thereafter, at the Company’s option. The amendment also extends the maturity and interest-only period of the facility.

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

Research and Development Expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee-related expenses including salaries, benefits, travel, and stock‑based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs, overhead costs, depreciation, and other related costs.

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

The following table summarizes our research and development expenses for our primary programs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
AXS-05	$6,021,979	$8,449,823	$18,250,901	$23,025,122
AXS-07	2,415,945	3,612,943	12,237,561	12,543,714
AXS-12	1,420,240	653,456	2,973,667	6,364,419
AXS-14	98,263	515	102,302	5,078,184
Other research and development	1,244,066	1,218,012	4,898,177	3,315,762
Stock-based compensation	1,979,765	860,744	5,816,664	2,532,649
Total research and development expenses	$13,180,258	$14,795,493	$44,279,272	$52,859,850

Other research and development expenses primarily consist of employee salaries and benefits, facilities, and overhead costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock-based compensation and travel expenses. Also included in general and administrative expenses are pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. General and administrative expenses are expensed when incurred.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$13,180,258	$14,795,493	$44,279,272	$52,859,850
General and administrative	20,226,884	6,331,308	47,819,618	18,537,242
Total operating expenses	33,407,142	21,126,801	92,098,890	71,397,092
Loss from operations	(33,407,142)	(21,126,801)	(92,098,890)	(71,397,092)
Interest and amortization of debt discount (expense) income	(1,475,535)	(551,002)	(4,327,966)	(1,091,849)
Loss on extinguishment of debt	—	(1,247,012)	—	(1,247,012)
Net loss	$(34,882,677)	$(22,924,815)	$(96,426,856)	$(73,735,953)

Comparison of the three months ended September 30, 2021 and 2020

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2021 were $13.2 million, compared to $14.8 million for the three months ended September 30, 2020, a decrease of $1.6 million. The decrease was driven by the completion of clinical trials that were ongoing in the prior comparable period.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2021 were $20.2 million, compared to $6.3 million for the three months ended September 30, 2020, an increase of $13.9 million. The increase was primarily related to pre-commercial activities and personnel expense, along with an increase in non-cash stock compensation expense.

Interest and amortization of debt discount (expense) income. Interest and amortization of debt discount expense for the three months ended September 30, 2021 was $1.5 million, compared to $0.6 million for the three months ended September 30, 2020, an increase of $0.9 million. The change is mainly due to a higher outstanding principal amount on our debt in 2021 as compared to the comparable period in 2020.

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

Comparison of the nine months ended September 30, 2021 and 2020

Research and Development Expenses. Our research and development expenses for the nine months ended September 30, 2021 were $44.3 million, compared to $52.9 million for the nine months ended September 30, 2020, a decrease of $8.6 million. The decrease was driven by a one-time charge of $10.2 million for the Pfizer license agreement in the comparable period in 2020, offset by costs to support the two NDA filings and an increase in headcount along with an increase in stock compensation expense.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2021 were $47.8 million, compared to $18.5 million for the nine months ended September 30, 2020, an increase of $29.3 million. The increase was primarily related to pre-commercial activities and personnel expense, along with an increase in non-cash stock compensation expense.

Interest and amortization of debt discount (expense) income. Interest and amortization of debt discount expense for the nine months ended September 30, 2021 was $4.3 million, compared to $1.1 million for the nine months ended September 30, 2020, an increase of $3.2 million. The change is mainly due to a higher outstanding principal amount on our debt in 2021 as compared to the comparable period in 2020.

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

Liquidity and Capital Resources

Since our inception through September 30, 2021, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In December 2019, we entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the nine months ended September 30, 2021, we received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. There was no sale of shares during the three months ended September 30, 2021. For the nine months ended September 30, 2020, we received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million.

In September 2020, we entered into the Loan Agreement with Hercules for the 2020 Term Loan, which consists of several tranches in an aggregate amount of up to $225.0 million. The first tranche consists of term loans in the amount of $60.0 million, of which $50.0 million was funded shortly after executing the Loan Agreement and the remaining $10.0 million was available at our option at any time through September 15, 2021. A portion of the initial tranche was used to repay the 2019 Term Loan along with associated final payment fees. The remaining $115 million may be drawn at our option, in three separate tranches, as described below under “Contractual Obligations and Commitments - September 2020 Loan and Security Agreement – Hercules.” An additional $50 million is available, subject to the approval of Hercules, to support future strategic initiatives, including further pipeline advancement or expansion. The 2020 Term Loan bears interest at a calculated prime-based variable rate currently at 9.15%. It matures in October 2025 and has an initial interest-only payment period of 30 months, which may be extended to up to 48 months upon the drawing of future tranches. The remaining $10 million on the first tranche was not utilized and such tranche and future tranches were amended upon the execution of the First Amendment to the Loan and Security Agreement (see below).

In October 2021, we amended the Loan Agreement with Hercules. which expanded the facility amount of up to $300 million and now has a maturity date of October 2026. See 'Contractual Obligations and Commitments - October 2021 First Amendment to the Loan and Security Agreement – Hercules' section below for more information.

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

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations, based on the current operating plan, which includes costs for the potential commercial launch of AXS-05 in MDD and AXS-07 in migraine, into at least 2024. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(79,385,245)	$(57,903,052)
Investing activities	(307,549)	(25,604)
Financing activities	10,439,234	40,322,781
Net increase (decrease) in cash	$(69,253,560)	$(17,605,875)

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2021 was $79.4 million as compared to $57.9 million for the nine months ended September 30, 2020. The increase of $21.5 million in net cash used was mainly due to the build-out of the commercial function and related pre-commercialization costs.

Investing Activities. Cash used in investing activities for the purchase of property and equipment for the nine months ended September 30, 2021 was $0.3 million and was less than $0.1 million for the nine months ended September 30, 2020. The increase of $0.3 million was due to the build-out of the commercial function.

Financing Activities. Cash provided by financing activities was $10.4 million for the nine months ended September 30, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Leerink of $7.2 million and proceeds from the issuance of common stock upon exercise of employee stock options of $3.2 million. Cash provided by financing activities was $40.3 million for the nine months ended September 30, 2020, which included proceeds from the 2020 Term Loan of $50.0 million, net proceeds from the sale of common stock through our Sales Agreement with SVB Leerink of $12.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $1.0 million. These proceeds were offset by the repayment of the 2019 Term Loan with SVB of $21.7 million and payment of financing costs related to Hercules loan of $1.1 million.

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

September 2020 Loan and Security Agreement – Hercules

In September 2020, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that may from time to time become parties to the Loan Agreement as lenders, which we collectively refer to as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $225.0 million under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $60.0 million, of which $50.0 million, or the First Advance, was funded at closing, and of which the remaining $10.0 million was available at our option at any time through September 15, 2021; (ii) subject to the FDA approval of our AXS-05 product candidate for the treatment of major depressive disorder, or the First Milestone, a second tranche consisting of additional term loans in an aggregate principal amount of up to $35.0 million, available at our option beginning on the date that the First Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iii) subject to the approval of our AXS-07 product candidate for the treatment of migraine, or the Second Milestone, a third tranche consisting of additional term loans in an aggregate principal amount of up to $20.0 million, available at our option beginning on the date that the Second Milestone is achieved through the earlier of (A) 181 days following such date and (B) June 30, 2022; (iv) subject to the achievement of either the First Milestone or the Second Milestone and so long as we are in compliance with a required ratio of Lender indebtedness to net product revenue, a fourth tranche consisting of additional term loans in an aggregate principal amount of up to $60.0 million, available at our option beginning on January 1, 2022 and continuing through March 31, 2023; and (v) subject to approval by the Lenders in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available through December 31, 2023. The remaining $10 million on the first tranche was not utilized and such tranche and future tranches were amended upon the execution of the First Amendment to the Loan and Security Agreement. See "October 2021 First Amendment to the Loan and Security Agreement – Hercules" below for further information. We intend to use the proceeds of the Term Loan Advances for working capital and general corporate purposes. In addition, approximately $21.7 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under the 2019 Term Loan, as amended.

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

In addition, we are required to pay a final payment fee equal to the greater of (A) $2,910,000 and (B) 4.85% of the aggregate amount of all future term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

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

October 2021 First Amendment to the Loan and Security Agreement – Hercules

On October 14, 2021 ("First Amendment Closing Date"), we entered into the first amendment to the Loan Agreement (the “First Amendment to the Loan Agreement”).

Under the First Amendment to the Loan Agreement, the First Amendment amended the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among the Company, Hercules and the Lenders (the “Loan Agreement”) to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $225,000,000 to $300,000,000, (ii) change the draw amounts and dates available in Tranche 2 through Tranche 5 including increasing the amount available under Tranche 2 subject to FDA approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder from $35,000,000 to $100,000,000, maintaining the amount available under Tranche 3 subject to FDA approval of the Company’s AXS-07 product candidate for the acute treatment of migraine of $20,000,000, reducing the amount under Tranche 4 available upon achievement of certain combined sales and outstanding debt criteria from $60,000,000 to $55,000,000, and increasing the amount available under Tranche 5 to support future strategic initiatives, including further pipeline advancement or expansion from $50,000,000 to $75,000,000 subject to the approval from Hercules, (iii) extend the maturity date of the facility from the original October 2025 to October 2026, and optionally to October 2027, subject to certain conditions, (iv) reset and extend the interest only period from the initial 30 months from the original loan closing to 48 months from the First Amendment and extendable up to 60 months subject to FDA approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder and subject to FDA approval of AXS-07 in the acute treatment of migraine, and (v) decrease the interest rate from 9.15% (floating rate based on the greater of (a) 9.15% or (b) US WSJ Prime + 5.90%) to 8.95% (floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%).

In addition, we are required to pay a final payment fee equal to (A) $2,910,000 plus (B) 4.5% of the aggregate amount of all future term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

We may, at our option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the First Amendment Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the First Amendment Closing Date. These percentages are unchanged from the Loan Agreement.

Employees and Human Capital Management

As of November 1. 2021, we had 106 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, a 401(k) plan, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $114.6 million and $183.9 million as of September 30, 2021 and December 31, 2020, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufactures located in Europe and certain invoices are denominated in foreign currencies. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these contracts.

We do not believe a 10% change in these currencies on September 30, 2021 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting. During the third quarter of 2021, we implemented a new Enterprise Resource Planning system, or ERP system, which replaced our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and user access security, and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting have taken place during the third quarter of 2021. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Except as described in the previous paragraph, there has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation.
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

•
We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
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
•
As an NDA applicant and as a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.
•
We are dependent on third parties to decide to utilize our product candidates effectively, including by making them readily available at the point of care throughout their networks of pharmacies.
•
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
•
We have licensed and may need to license certain intellectual property from third parties in the future. Such licenses may not be available or may not be available on commercially reasonable terms. Our business may be materially harmed if the licenses are not available or terminated for any reason.
•
If we fail to comply with federal state, and foreign healthcare laws, including fraud and abuse and transparency and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
•
If the government or third-party payors fail to provide adequate coverage and payment rates for any of our current or future product candidates, or if health maintenance organization (HMOs) or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
•
We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth. If we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.
•
Our failure to comply with state, national and/or foreign data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.
•
The use of our net operating loss carryforwards and research tax credits may be limited.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability.

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $96.4 million for the nine months ended September 30, 2021 and $102.9 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $375.2 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration, or FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•
seek regulatory approval for any product candidates that successfully complete late‑stage clinical trials;
•
hire additional commercial, clinical, medical, quality, regulatory, and scientific personnel;
•
add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned future commercialization efforts;
•
further establish a sales, marketing, and distribution infrastructure;
•
expand external manufacturing capabilities and production to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third-party;
•
undertake additional manufacturing activities of our product candidates to satisfy FDA requirements for marketing application submissions;
•
conduct our Phase 3 clinical trial with AXS‑05 in AD agitation;
•
conduct our Phase 3 clinical trial with AXS-12 in narcolepsy;
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
•
in‑license other product candidates.

We believe our current cash available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations, based on the current operating plan, which includes costs for the potential commercial launch of AXS-05 in MDD and AXS-07 in migraine, into at least 2024. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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
•
the cost and timing of manufacturing, or having third parties manufacture, sufficient supplies of our product candidates in preparation for commercialization;
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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. A Phase 3 trial with AXS-05 in AD agitation is ongoing and a Phase 3 trial with AXS-12 in narcolepsy was initiated in the third quarter of 2021. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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
•
hire, train, and deploy a sales force to commercialize our product candidates;
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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we intend to rely on data collected in certain investigator initiated Phase 2 clinical trials and other third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted an NDA for AXS-05 and plan to submit NDAs for AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. Even though we have submitted two NDAs to the FDA we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the completed Phase 2 ASCEND trial and Phase 3 GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD; the Phase 3 MOMENTUM trial, conducted pursuant to a Special Protocol Assessment, or SPA, and the Phase 3 INTERCEPT trial to support an NDA for AXS-07 for the acute treatment of migraine; the Phase 3 ADVANCE trial and the ongoing ACCORD trial to support an NDA for AXS-05 for the treatment of AD agitation; and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. Finally, for AXS-12, we are conducting a Phase 3 clinical trial in order to file an NDA for this product candidate. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

The number of requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by any of our current or future product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post‑marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of any of our current or future product candidates.

To date, the most commonly reported adverse events (incidence of ≥5% of subjects) observed in the completed clinical trials of AXS-05 include dizziness, nausea, headache, dry mouth, and decreased appetite. Some reported adverse events resulted in discontinuations from our trials of AXS-05. The most frequent adverse events (incidence of ≥1% of subjects) resulting in discontinuation included dizziness, nausea, and headache. AXS-05 consists of dextromethorphan and bupropion, and this combination may exacerbate any known adverse events for each individual component or may result in new toxicities as compared to those of the individual components.

To date, the most commonly reported adverse events observed in the completed clinical trials of AXS-07 include nausea, dizziness, somnolence, and paresthesia. AXS-07 consists of meloxicam and rizatriptan, and this combination may exacerbate any known adverse events for each individual component or may result in new toxicities as compared to those of the individual components.

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

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of MDD and for the treatment of AD agitation.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of pain and CNS disorders. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Biohaven Pharmaceutical Holding Company Ltd.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; Relmada Therapeutics Inc.; Sage Therapeutics, Inc.; and Takeda Pharmaceutical Company Limited.

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

AXS-12 received Orphan Drug Designation from the FDA. However, there is no guarantee that we will receive this designation for any of our other product candidates or receive or maintain any corresponding benefits for any of our other product candidates that may receive Orphan Drug Designation in the future, including periods of exclusivity.

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

The FDA may undertake a reevaluation of aspects of its orphan drug regulations and policies at any time and may possibly do so in response to a recent court decision regarding the plain meaning of the exclusivity provision of the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business, financial condition, results of operations, and prospects could be harmed.

Even if we obtain FDA approval of an NDA for our product candidates, if we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, if they are approved, we may be unable to generate product revenues.

We are currently building a commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products. We plan to build a commercial infrastructure, including the creation of a sales force to launch that product candidate throughout the United States, which will require consideration of a range of federal and state laws. If we commercialize our product candidates outside the United States, we intend to partner with marketing and sales collaborators, rather than with our own sales force.

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

The use of any of our current or future product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue from including from:

•
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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

We rely on third‑party CROs to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

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

In addition, when we submit an NDA for review, we are required to report certain financial interests of our third‑party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA and comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services or otherwise receive compensation from us that could be deemed to impact study outcome, proprietary interests in a product candidate, certain company equity interests, or significant payments of other sorts.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so or to meet the related submission requirements can result in enforcement action, including civil monetary penalties and adverse publicity.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

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

We may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA announced it would resume domestic facility inspections, after a previous temporary delay, and more recently the agency stated that it is transitioning back to standard operations for conducting domestic facility inspections. The agency continues its general suspension of foreign facility inspections (other than “mission-critical” inspections). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval and for cause inspections) continues to evolve, especially given the March 2021 report from the Government Accountability Office noting that the FDA had a significant backlog of domestic and foreign inspections resulting from the COVID-19 pandemic. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications and product candidates. The FDA has indicated that under certain circumstances it will utilize remote interactive evaluations which include inspection activities “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may impact our business.

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

As an NDA applicant and as a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017, we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was completed in April 2019. We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we rely on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any future collaborations we might enter into may pose a number of risks, including:

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
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of product candidates, lead to additional responsibilities for us with respect to product candidates, or result in litigation or arbitration, any of which would be time consuming and expensive;
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

We are dependent on third parties to decide to utilize our product candidates effectively, including by making them readily available at the point of care throughout their networks of pharmacies.

In addition to extensive internal efforts, the successful commercialization of our product candidates will require many third parties, over whom we have no control, to decide to utilize our product candidates, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. Generally, before an HMO or long-term care facility will acquire any of our product candidate for its own pharmacies, or a PBM will pay retail network pharmacies on behalf of its health plans, any such product candidates must be approved for addition to that organization’s list of approved drugs, or formulary list, by the organization’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. PBM P&T committees develop the criteria for plan beneficiaries to access prescription medication, including such cost control measures as step therapy and prior authorization. The frequency of P&T committee meetings varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, P&T committees may be concerned that the cost of acquiring any of our product candidates for use in their institutions or reimbursing retail pharmacies outweighs clinical benefits and will resist efforts to add any such product candidate to the formulary or implement restrictions on the usage of the drug in order to control costs. Third-party payors often have tiered formularies in which the non-preferred drugs have significantly higher co-pays, causing prescription rejections, and define therapeutic class broadly to increase competition for preferred status. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to maintain and grow sales of any of our product candidates.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

We have licensed and may need to license certain intellectual property from third parties in the future. Such licenses may not be available or may not be available on commercially reasonable terms. Our business may be materially harmed if the licenses are not available or terminated for any reason.

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

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer, for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

If the government or third-party payors fail to provide adequate coverage and payment rates for any of our current or future product candidates, or if health maintenance organization (HMOs) or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

For example, there have been numerous attempts by Congress and the former Trump Administration, through legislation and executive orders, to repeal or materially modify various aspects of ACA. In addition, there have been multiple lawsuits challenging the constitutionality of the ACA as well as various components of the ACA. After proceeding through more recent appellate challenges, in June 2021, the Supreme Court upheld the ACA.

It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the ACA and its practical effects on our business, particularly entering an election year. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, we anticipate that the Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. For example, under the Biden Administration’s Build Back Better Agenda, Medicare negotiation of prescription drug costs with biopharmaceutical companies is proposed to lower prescription drug costs. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

As of November 1, 2021, we had 106 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Our failure to comply with state, national and/or foreign data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Our failure to comply with state, national and/or foreign data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of November 1, 2021, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 38% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of November 1, 2021, we have outstanding 37,691,733 shares of common stock and 4,942,682 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 29,702,909 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

10.1**

First Amendment to Hercules Loan and Security Agreement, dated October 14, 2021, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

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

AXSOME THERAPEUTICS, INC.

Date: November 8, 2021	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)