Form 10-K
period 2021-12-31
Axsome Therapeutics, Inc.
filed 2022-03-01
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $2.0 billion as of June 30, 2021, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 38,476,573 shares of the registrant’s common stock outstanding as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14 which are being developed for multiple indications.

AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which a New Drug Application, or NDA, has been submitted and accepted for filing by the U.S. Food and Drug Administration, or the FDA. The FDA had set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021, which was not completed on such date and therefore the review of the application is ongoing. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. AXS-05 is also being developed for smoking cessation. AXS-07 is being developed for the acute treatment of migraine, for which an NDA has been submitted and accepted for filing by the FDA. The FDA has set a PDUFA target action date for the AXS-07 NDA of April 30, 2022. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

AXS-05 is a novel, oral, investigational NMDA, or N-methyl-D-aspartate, receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of dextromethorphan and bupropion and utilizes our metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the NMDA, an ionotropic glutamate receptor. The dextromethorphan component of AXS-05 is also a sigma-1 receptor agonist. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan and is a norepinephrine and dopamine reuptake inhibitor. We are seeking FDA approval for AXS-05 utilizing the 505(b)(2) regulatory development pathway. AXS-05 has been granted FDA Breakthrough Therapy designation for both the treatment of MDD and the treatment of Alzheimer’s disease agitation, as well as Fast Track designations for the treatment of Alzheimer’s disease agitation and treatment resistant depression.

We have completed two pivotal trials, one Phase 2 and one Phase 3, of AXS-05 in MDD, which we refer to as the ASCEND and GEMINI trials, respectively. AXS-05 achieved the primary endpoint in both the ASCEND and GEMINI trials. A Phase 3, open-label, long-term safety study with AXS-05 in patients with MDD and TRD known as the COMET trial has also been completed. Additionally, three Phase 2 open-label efficacy sub-studies of the COMET trial have been completed. These sub-studies evaluated the efficacy and safety of AXS-05 in three clinically pertinent MDD patient populations: the COMET-TRD trial in treatment resistant MDD (TRD), the COMET-AU trial in antidepressant unresponsive MDD, and the COMET-SI trial in MDD with suicidal ideation. In the overall COMET trial, AXS-05 treatment resulted in rapid, substantial, and durable improvement in depressive symptoms, measured using the MADRS, which was sustained or increased with long-term treatment. Additionally, AXS-05 was well tolerated with long-term dosing. Similar findings of rapid and durable improvements in depressive symptoms were demonstrated in the COMET-AU and COMET-TRD sub-studies. In the COMET-SI trial, a rapid reduction in suicidal ideation was observed with AXS-05 treatment, as demonstrated by reductions in the MADRS-SI score. We have completed a Phase 3 trial of AXS-05 in TRD, which we refer to as the STRIDE-1 trial, which met key secondary endpoints but did not reach statistical significance on the primary endpoint. Additionally, we have completed a Phase 2, double-blind, placebo-controlled, multi-center, relapse prevention study in patients with TRD, which we call the MERIT trial. In the MERIT trial, AXS-05 achieved its primary and secondary endpoints by delaying time to relapse and preventing relapse as compared to placebo. We have also completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the

ADVANCE trial. AXS-05 achieved the primary endpoint in the ADVANCE trial. We are conducting the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and one open-label long-term safety study in AD agitation. AXS-05 is also being developed as an aid to smoking cessation treatment and a positive Phase 2 trial in this indication has been completed under a research collaboration with Duke University. We have submitted an NDA for AXS-05 for the treatment of MDD supported by the positive results from the ASCEND and GEMINI trials which was accepted for filing by the FDA and was granted Priority Review, resulting in a PDUFA target action date of August 22, 2021. On August 20, 2021, the FDA informed us that its review would not be completed by the PDUFA target action date and the review of the application is ongoing.

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

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034 and 2040 for AXS-05, to 2036 for AXS-07, and to 2039 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-12, and AXS-14.

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
•
Develop products with differentiated profiles. We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS-05 combines several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEICTM technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-07 product candidate. We believe that products with clearly differentiated features will be attractive to patients and their physicians, and will provide us with a competitive commercial advantage.
•
Reduce clinical and regulatory risk, limit development costs, and accelerate time to market. Some of our product candidates incorporate chemical entities with long histories of clinical use and well‑characterized safety profiles. Use of well‑characterized molecules has allowed us to rapidly complete early clinical development of our product candidates and may reduce the risk of late‑stage clinical failures due to unexpected toxicities. This strategy may allow us to seek FDA approval for some of our product candidates using the 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, permits an applicant to file a new drug application, or NDA, that relies, in part, on the FDA’s prior findings of safety and efficacy in the approval of a similar drug, or on published literature. It therefore allows us to leverage previous preclinical and clinical experience with the active molecules in some of our product candidates and potentially forego conducting certain lengthy and costly preclinical studies, reduce clinical and regulatory risk, limit development costs, and accelerate our time to commercialization.
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

Our current CNS product candidate pipeline is summarized in the table below:

CNS Product Candidates

AXS‑05

Overview

AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of dextromethorphan and bupropion and utilizes Axsome’s metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the N-methyl-D-aspartate, or NMDA, receptor, an ionotropic glutamate receptor and a sigma-1 receptor agonist. Dextromethorphan is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan by inhibiting its metabolism and is also a norepinephrine and dopamine reuptake inhibitor.

AXS-05 is potentially applicable to the treatment of a variety of CNS disorders, based on its mechanisms of action. We are developing AXS-05 initially as a therapeutic for major depressive disorder, or MDD, Alzheimer’s disease agitation, or MDD, AD agitation, and as an aid to smoking cessation.

Depression

We are developing AXS-05 for the treatment of MDD. We believe there is a substantial need for new, more effective treatments for this large, underserved patient population.

MDD is a debilitating, chronic, biologically based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, and which impairs social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. MDD is highly prevalent and difficult to treat. According to the National Institutes of Health, or NIH, an estimated 7.8% of U.S. adults experience MDD each year, and of them approximately two-thirds had severe impairment associated with their depression. Results of the Sequenced Treatment Alternatives to Relieve Depression, or STAR*D trial, funded by the National Institute of Mental Health, indicate that nearly two-thirds of diagnosed and treated patients do not experience adequate treatment response with first-line therapy, and that the majority of these initial failures also fail second-line treatment.

We have completed one Phase 2 trial and one Phase 3 trial in MDD, one Phase 3 open-label, long-term study in MDD and treatment resistant depression, or TRD, one Phase 2 and one Phase 3 trial in TRD, and several Phase 1 pharmacokinetic clinical trials of AXS-05. In March 2019, we received FDA Breakthrough Therapy designation for AXS-05 for the treatment of MDD. We have submitted an NDA for AXS-05 for the treatment of MDD, supported by the positive results from the ASCEND and GEMINI trials, which was granted Priority Review resulting in a PDUFA target action date of August 22, 2021. On August 20, 2021, the FDA informed us that its review would not be completed by the PDUFA target action date and the review of the application is ongoing.

GEMINI Study

In June 2019, we initiated the GEMINI study, a Phase 3, randomized, double-blind, multicenter, placebo-controlled, U.S. trial of AXS-05 in the treatment of MDD. In December 2019, we announced that AXS-05 achieved the primary endpoint and rapidly and significantly improved symptoms of depression as compared to placebo in the GEMINI study. In this trial, 327 adult patients with confirmed moderate to severe MDD were randomized to treatment with either AXS-05 (45 mg dextromethorphan-105 mg bupropion tablet) or placebo once daily for the first 3 days and twice daily thereafter for a total of 6 weeks.

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

A total of 876 patients were enrolled, consisting of 265 patients who rolled over from prior controlled trials with AXS-05 (roll-over patients), and 611 new (de novo) patients who had not previously participated in an AXS-05 trial. At the time of study conclusion, 597 patients had reached at least 6 months, and 110 patients had reached at least 12 months of treatment. The COMET-AU trial evaluated 115 patients with antidepressant unresponsive (AU) MDD, defined as patients with ongoing symptoms of depression despite previously receiving one standard antidepressant pharmacotherapy. The COMET-TRD trial enrolled 70 patients with TRD, defined as patients with ongoing symptoms of depression despite previously receiving two standard antidepressant pharmacotherapies. The COMET-SI trial evaluated 37 patients with suicidal ideation, defined as a score of ≥3 on the Suicidality Item of the MADRS (MADRS-SI score) at baseline.

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

MERIT Study

In August 2020, we initiated the MERIT study, a Phase 2, randomized, double‑blind, placebo‑controlled, U.S. trial to evaluate AXS-05 compared to placebo in preventing relapse of depressive symptoms in patients with TRD. In August 2021, we announced that the MERIT study achieved the primary and key secondary endpoints by significantly delaying the time to relapse compared to placebo and preventing the relapse of depression. In this trial, a total of 44 TRD patients who experienced a stable remission after up to 12 months of open-label treatment with AXS-05 (45 mg dextromethorphan-105 mg bupropion tablet) twice daily, were randomized 1:1 to continue AXS-05, or to discontinue AXS-05 and switch to placebo, in a double-blind fashion, for at least 26 weeks or until a relapse of depressive symptoms occurred.

AXS-05 met the primary endpoint by substantially and statistically significantly delaying the time to relapse of depressive symptoms as compared to placebo (p=0.002), with no relapses observed with AXS-05 over at least 6 months of double-blind treatment. AXS-05 also met the key secondary endpoint of relapse prevention, based on the rates of relapse during the double-blind treatment period (0.0% of AXS-05 patients, 36.4% of patients switched from AXS-05 to placebo, p=0.004).

AXS-05 was well tolerated in the trial. There were no treatment-emergent adverse events reported in >1 patient in the AXS-05 group. One subject in the AXS-05 group experienced two serious adverse events (gout and bacteremia), both of which were deemed not related to the study medication.

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

In June 2020, we announced that AXS-05 had received FDA Breakthrough Therapy designation for the AD agitation indication. In August 2020, we announced confirmation of the pivotal development status and plan for AXS-05 in the treatment of AD agitation following a Breakthrough Therapy meeting with the FDA.

ADVANCE-1 Study

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled, U.S. trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. In April 2020, we announced that AXS-05 had achieved its primary endpoint and rapidly and substantially improved agitation in patients with AD in the ADVANCE study. In this trial, 366 Alzheimer’s disease patients were randomized to treatment with AXS-05 (dextromethorphan-bupropion tablet, dose escalated to 45 mg-105 mg twice daily), bupropion (dose escalated to 105 mg twice daily), or matching placebo, for 5 weeks.

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

Ongoing ACCORD Study

In December 2020, we announced initiation of the Phase 3 ACCORD (Assessing Clinical Outcomes in Alzheimer’s Disease Agitation) trial. ACCORD is a randomized, double-blind, multicenter, placebo-controlled, trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. Enrolled patients will first enter a 9-week, open-label stabilization period, during which they will be treated with AXS-05 and monitored for a treatment response based on the CMAI. Patients who experience a treatment response during the stabilization period will then be randomized into the double-blind treatment period, in a 1:1 ratio, to continue treatment with AXS-05 or to switch to placebo, for up to 26 weeks or until a relapse of agitation occurs. The primary endpoint will be the time from randomization to relapse. Assessments will include the CMAI, clinician- and caregiver-rated scales, and safety parameters.

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

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS‑05 in a Phase 2 clinical trial in smoking cessation under an Investigator Sponsored IND. In April 2018, we announced the enrollment of the first patient into a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was being conducted under the research collaboration agreement between us and Duke University. In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation. In November 2021, we announced we had recevied from the FDA positive Pre-Investigational New Drug Application, or Pre-IND, meeting written guidance on a proposed clinical developmental plan for dextromethorphan-bupropion as an aid to smoking cessation. Based on this feedback, Axsome plans to proceed to a pivotal Phase 2/3 trial in this indication.

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

AXS-07 provided rapid relief of migraine pain with the percentage of patients achieving pain relief with AXS-07 being numerically greater than with rizatriptan at every time point measured starting at 15 minutes, and statistically significantly greater than with rizatriptan by 60 minutes (p=0.04). The proportions of patients experiencing pain relief 1.5 hours after dosing were 60.5% for AXS-07 compared to 52.5% for rizatriptan and 48.3% for placebo (p=0.019, p=0.004, respectively versus AXS-07). AXS-07 was statistically significantly superior to rizatriptan on several other secondary endpoints including PGI-C (p=0.022) and return to normal functioning at 24 hours (p=0.027).

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

AXS-07 substantially and significantly reduced functional disability and demonstrated overall disease improvement. AXS-07 treatment resulted in 73.5% of patients able to perform normal activities at 24 hours compared to 47.4% of placebo patients (p<0.001). On the Patient Global Impression of Change (PGI-C) scale, 52.4% of AXS-07 patients were very much or much improved compared to 27.7% of placebo patients (p<0.001).

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

In October 2018, we received Orphan Drug Designation from the FDA for AXS-12 for the treatment of narcolepsy. In January 2020, we entered into an exclusive license agreement with Pfizer Inc. for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12. In September 2020, we announced the Phase 2 CONCERT study and a single Phase 3 study would be sufficient to support the filing of an NDA. In July 2021, we announced that we were notified by the FDA that the FDA has rescinded our Breakthrough Therapy Designation for our AXS-12 product candidate for the treatment of cataplexy in narcolepsy, due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy subsequent to granting AXS-12 Breakthrough Therapy Designation.

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

SYMPHONY Study

In September 2021, we enrolled the first patient in SYMPHONY (Study Evaluating a Mechanistic Approach to Treating Narcolepsy), a Phase 3, randomized, double-blind, placebo-controlled trial of AXS-12 in patients with narcolepsy. Topline results from the SYMPHONY trial are anticipated in the first half of 2023. Approximately 90 patients will be randomized in a 1:1 ratio to treatment with AXS-12 or placebo for 5 weeks. The primary endpoint will be the frequency of cataplexy attacks. Other symptoms of narcolepsy as well as safety will be assessed throughout the study.

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

We plan to file an NDA in 2023 for AXS-14 for the treatment of fibromyalgia.

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

As of February 22, 2022, our intellectual property portfolio contains 192 issued patents and more than 165 pending applications in the United States and worldwide. More than fifty issued United States patents and more than 40 issued foreign patents covering our AXS‑05 product candidate has claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034, and 2040. More than forty issued United States patents and more than 40 issued foreign patents covering our AXS‑07 product candidate, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2036. Three issued United States patents covering our AXS‑12 product candidate with protection extending through 2039. We have pending PCT applications, as well as pending applications in Australia, Brazil, Belize, Canada, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, Europe, Guatemala, Honduras, Hong Kong, Israel, Japan, Malaysia, Mexico, Nicaragua, Panama, Peru, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. We have licensed the patents and pending applications which cover AXS‑05 from Antecip. All of the other components of our intellectual property portfolio are owned by us.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of CNS disorders and filing patent applications potentially relevant to our business. In order to contend with the inevitable possibility of third-party intellectual property conflicts, from time to time we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third- party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and online search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation forced upon us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition to patents, we rely upon unpatented trade secrets, know how, and continuing technological innovation to develop and maintain a competitive position. We seek to protect our proprietary information, including our trade secrets and proprietary know how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property, or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

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

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third‑party payors.

CNS Product Candidates

AXS‑05 Competition

Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: Prozac, which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd, which is marketed by Abbvie; Effexor, which is marketed by Pfizer, Inc.; and Wellbutrin, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of depression including Relmada Therapeutics, Inc., Sage Therapeutics, Inc. and Minerva Neurosciences. We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc., Treximet, which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company; Nurtec, which is marketed by Biohaven Pharmaceuticals, and Ubrelvy, which is marketed by AbbVie, and Trudhesa which is marketed by Impel.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include Ritalin, which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva Pharmaceutical Industries Ltd; Xyrem, Xywav and Sunosi, which are all marketed by Jazz Pharmaceuticals plc; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc and Jazz Pharmaceuticals plc.

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

Manufacturing

Manufacturing of the drug substance and drug product for our drugs and product candidates are done by third parties and must comply with FDA current good manufacturing practice, or cGMP, regulations. Our product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies or other clinical development program. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

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

The FDA has agreed to a set of performance goals and procedures under PDUFA to review 90% of all applications within ten months from the 60-day filing date for its initial review of a standard NDA for a New Molecular Entity, or NME. For non-NME standard applications, the FDA has set the goal of completing its review of 90% of all applications within ten months from the submission receipt date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may also be extended if the FDA requests, or the NDA sponsor otherwise provides, substantial additional information or clarification regarding the submission.

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

The approval process is lengthy and difficult and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA and may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval in its current form and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months (from receipt) for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), CDER’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Priority Review and Breakthrough designation, which are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA.

In addition, if an applicant obtains “rolling review” the FDA may accept and initiate review of sections of an NDA before the application submission is complete, although it is not guaranteed that FDA will commence review before the application submission is complete, and the timing of the review depends on a number of factors including availability of review personnel at the FDA, and competing agency priorities among other things. The applicant must provide, and the FDA must agree to a schedule for the remaining information after the initial section of the NDA.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti- Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti- Kickback Statute. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. Additionally, the intent standard under the Anti-Kickback Statute provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

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

The exclusion statute requires the exclusion of entities and individuals who have been convicted of federal-program related crimes or health care felony fraud or controlled substance charges. The statute also permits the exclusion of those that have been convicted of any form of fraud, the anti-kickback statute, for obstructing an investigation or audit, misdemeanor-controlled substance charges, those whose health care license has been revoked or suspended, and those who have filed claims for excessive charges or unnecessary services. If a company were to be excluded, its products would be ineligible for reimbursement from any federal programs, including Medicare and Medicaid, and no other entity participating in those programs would be permitted to enter into contracts with the company. Further, employment or contracting with an individual or entity that has been excluded from participation in federal healthcare programs could serve as a basis to invalidate claims for items or services submitted by that entity and to exclude that entity from participation in such programs as well. In order to preserve access to beneficial drugs, the government may elect to exclude officers and key employees of manufacturers, rather than excluding the organization. Such enforcement actions would prohibit the Company from engaging those individuals, which could adversely affect operations, and could result in significant reputational harm.

The compliance and enforcement landscape, and related risk, is informed by government litigation and settlement precedent, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government and resulting potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program and report the ceiling price to HRSA within Department of Health and Human Services. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased cyber-attacks during the pandemic have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, was made effective January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act (CPRA) passed on November 3, 2020. While the majority of the CPRA’s substantive provisions will not take effect until January 1, 2023, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers, and some have transparency laws that require reporting price increases and related information. Certain state laws also regulate manufacturers’ use of prescriber identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

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

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over price structures. If third-party payors reduce their rates for our products, then our revenue and profitability may decline, and our operating margins will be reduced. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third party payors may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third party payors. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. If drug pricing reform is not meaningfully addressed before the 2020 election, policies to be pursued in the future may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

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

Congress and the former Trump Administration, from 2017 - 2020 engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts were varied after facing judicial and Congressional challenges but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.

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

Foreign Regulation

To the extent we choose to develop or sell any products outside of the United States, we will be subject to a variety of foreign regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union, or EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial prior to the pending introduction of an EU portal for EU-wide approvals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the United States.

European Union Drug Approval Process

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAAs, either under the so‑called centralized, decentralized, mutual recognition, or national authorization procedures.

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, which is valid in all European Union member states, as well as Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, or autoimmune diseases and other immune dysfunctions. The centralized procedure is optional for products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding clock stops.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $58.1 million, and $70.2 million for the years ended December 31, 2021 and 2020, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-12, and AXS-14.

Employees and Human Capital Management

As of February 22, 2022, we had 108 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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
•
We are substantially dependent on the success of our product candidates and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.
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
•
Our business operations, financial condition, results of operations and cash flows may be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the ongoing COVID-19 pandemic.
•
As an NDA applicant and a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.
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
•
If we fail to comply with federal, state, and foreign healthcare laws, including fraud and abuse and transparency and health and other data protection, information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
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
•
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $130.4 million and $102.9 million for twelve months ended December 31, 2021, and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $409.2 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•
conduct our clinical trials with AXS‑05 in depression and AD agitation;
•
conduct our clinical trials with AXS-12 in narcolepsy;
•
continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation and other CNS disorders;
•
continue to evaluate, plan for, and potentially submit an NDA for AXS-14 in fibromyalgia;
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

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post-marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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
•
in‑license other product candidates.

We believe our current available cash, along with the remaining committed capital from the 2020 Term Loan (as defined below) is sufficient to fund anticipated operations, based on the current operating plan, which includes costs for the potential commercial launch of AXS-05 in MDD and AXS-07 in migraine, into 2024. We have based this estimate on the assumption that AXS-05 and AXS-07 will be approved in 2022, which will give us access to additional funds under the 2020 Term Loan. However, if such product candidates are not approved, or such approval is delayed, we believe our current available cash is sufficient to fund our anticipated operations, based on the current operating plan, for at least 12 months. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

•
the rate of progress and costs of our efforts to prepare for the submission of an NDA, for any product candidates that we may in‑license or acquire in the future, and the potential that we may need to conduct additional clinical or preclinical trials to support applications for regulatory approval;
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan of up to $225.0 million, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan to $300.0 million. The Loan and Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

The covenants also include, to the extent the principal amount of the advances under the Loan Agreement equals or exceeds $55.0 million, maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $15.0 million, plus the amount of our accounts payable under U.S. generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. Further, effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date of approval of our NDA for our AXS-05 product candidate for the treatment of major depressive disorder reasonably satisfactory to the Lenders, and (y) the date of approval of our NDA for our AXS-07 product candidate for the treatment of migraine, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, we are obligated to (A) ensure that at all times our market capitalization exceeds $1.0 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 85% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per our board of directors approved forecast solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of our most recent quarterly financial statement, included in the projections we delivered to Hercules on September 9, 2020, as updated from time to time, determined on a quarterly basis.

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

RISKS RELATED TO OUR BUSINESS AND THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our product candidates and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenues from product sales. A Phase 3 trial with AXS-05 in AD agitation and a Phase 3 trial with AXS-12 in narcolepsy are ongoing. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Although we submitted NDAs to the FDA for AXS-05 for the treatment of MDD and for AXS-07 for the acute treatment of migraine, we have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We conducted one interim analysis for the Phase 2/3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Based on the side effects disclosed in EMA required product labeling for marketed drugs that contain the same active molecule as our product candidate, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted NDAs for AXS-05 and AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of the product candidate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. Even though we have submitted two NDAs to the FDA, we have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
•
the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the completed Phase 2 ASCEND trial and Phase 3 GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD; the Phase 3 MOMENTUM trial, conducted pursuant to a Special Protocol Assessment, or SPA, and the Phase 3 INTERCEPT trial to support an NDA for AXS-07 for the acute treatment of migraine; the Phase 3 ADVANCE trial and the ongoing ACCORD trial to support an NDA for AXS-05 for the treatment of AD agitation; the Phase 2 CONCERT trial and ongoing SYMPHONY trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy; and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as Alzheimer's disease agitation or smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

Currently approved products containing bupropion and meloxicam require medication guides. Medication guides can be required independently or as part of REMS programs. REMS programs, in addition to medication guides, may require special communication plans to healthcare professionals, or elements to assure safe use, such as restricted distribution methods, distribution only to certain medical professionals, training for medical professionals prescribing our product candidates, patient registries, or other risk minimization tools. The FDA may determine that our product candidates will require a REMS program in addition to a medication guide. We cannot predict whether that will be required as part of the FDA’s approval of our product candidates. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates or could place a substantial burden on medical professionals, discouraging their use of our product candidates, if approved. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS or medication guides for such product candidates may also prevent or delay their approval for commercialization.

Development of combination product candidates may present more or different challenges than development of single agent product candidates.

Certain product candidates of ours, including AXS-05 and AXS-07 are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. The FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For instance, as we begin scale-up efforts for commercial-size manufacturing batches, formulation changes may be necessary to improve tablet robustness. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our ability to commence product sales and generate revenue.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off‑label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. The False Claims Act allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the False Claims Act, a penalty may be imposed for each false claim, for example, a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off‑label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our product candidates, if approved; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP for any clinical trials that we conduct post approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post-market requirements or restrictions. Any such restrictions could limit sales of the product.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates or that could impose additional regulatory obligations on us if our product candidates are approved. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post‑approval regulations may have a negative effect on our operating results and financial condition.

Timelines for the review of our regulatory submissions, including our NDA for AXS-05, by the FDA and other regulatory agencies are subject to change and uncertainty, which may delay the potential approval of any product candidates we seek to develop or commercialize.

We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including disruptive effects of the COVID-19 pandemic, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

For example, although the FDA set a PDUFA target action date of August 22, 2021, for our NDA for AXS-05 for the treatment of MDD, its review of our NDA was not completed on such date and remains ongoing. Although we believe that we have addressed all deficiencies known to us related to the NDA in our responses to the FDA, the FDA’s review process for the NDA is not yet complete. Delays or uncertainty in the timing of regulatory action in response to our submissions could adversely impact our development and commercialization efforts and our business prospects.

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

Generic forms of the active ingredients of our product candidates, including zoledronic acid, dextromethorphan, bupropion, meloxicam, rizatriptan, reboxetine, and esomeprazole, are available in the United States and abroad and could be used off-label. Any such off-label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though meloxicam is not currently approved for the treatment of acute migraine, we would not be able to prevent a physician from prescribing it for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Recently, the FDA and Congress have also taken steps to encourage increased generic drug competition in the market. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices and are generally preferred by third‑party payors. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

We are currently building a commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products, which include the creation of a sales force to launch product candidates throughout the United States. This may require additional compliance with a range of federal and state laws. If we commercialize our product candidates outside the United States, we intend to partner with marketing and sales collaborators, rather than with our own sales force.

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. Our role as an NDA holder (if we obtain approval) and a virtual manufacturer, along with the establishment and development of our commercial infrastructure, our own sales force, and related compliance plans to market any products we may develop, will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop these capabilities. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

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

As we build our commercial infrastructure prior to approval of a product candidate by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a compliant marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, such as GCP for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so or to meet the related submission requirements can result in enforcement actions, including civil monetary penalties and adverse publicity.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently outsource all manufacturing of our product candidates to third parties typically without any guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Any delays in obtaining adequate supplies with respect to our product candidates may delay the development or commercialization of our product candidates. Moreover, we do not yet in all cases have agreements established regarding commercial supply of our product candidates, and we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our current or future product candidates for which we obtain approval in the future.

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

Our business operations, financial condition, results of operations and cash flows may be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the ongoing COVID-19 pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The evolving COVID-19 pandemic may impact the pace of enrollment in clinical trials, and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, has impacted and could continue to impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals.

We may utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA announced it would resume domestic facility inspections, after a previous temporary delay, and more recently the agency stated that it is transitioning back to standard operations for conducting domestic facility inspections. The agency continues its general suspension of foreign facility inspections (other than “mission-critical” inspections). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval and for cause inspections) continues to evolve. For example, the FDA recently announced an extension to a previous pause on domestic inspections through February 4, 2022, due to the omicron variant of COVID-19, with the goal of restarting inspections as soon as possible. Due to the uncertainty of the COVID-19 pandemic and the FDA’s related internal policies, this could impact future applications and approval of product candidates. The FDA has indicated that under certain circumstances it will utilize remote interactive evaluations which include inspection activities “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may adversely impact our business.

The FDA continues to periodically update its guidance, Conduct of Clinical Trials of Medical Products During the COVID-19 Public Health Emergency, which was implemented to assist sponsors in assuring the safety of trial participants, maintaining compliance with GCP, and minimizing risks to trial integrity during the COVID-19 Pandemic, or the COVID-19 Guidelines. The policy is intended to remain in effect only for the duration of the public health emergency related to COVID-19 declared by the Department of Health and Human Services on January 31, 2020. We have implemented several procedures in accordance with the COVID-19 Guidelines to address patient safety and clinical trial conduct during the COVID-19 pandemic, including remote monitoring of patients through telemedical visits, remote monitoring of sites by our clinical trial monitors, remote data entry, and follow-up visits at sites other than the site where the patient was initially treated. Our implementation of the COVID-19 Guidelines and potential disruptions to patient follow up, site monitoring or the timely completion of our trials may have a negative effect on our ability to complete trials and associated regulatory filings.

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

As an NDA applicant and a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

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
•
collaborators may not pursue development and commercialization of any product candidates which achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates and our product platform.

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

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others. Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications of our current or future product candidates that we may develop, license, or acquire. In the event that a third-party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings may reduce the scope of, or invalidate, our patent rights, may allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or may result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such results could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or patent applications will be due to be paid to the USPTO and various patent agencies outside of the United States in several stages over the lifetime of the patents and applications. We have systems in place to remind us to pay these fees, and we employ and rely on reputable law firms and other professionals to effect payment of these fees to the USPTO and non-U.S. patent agencies for the patents and patent applications we own and those that we in license. We also employ reputable law firms and other professionals to help us comply with the various documentary and other procedural requirements with respect to the patents and patent applications that we own and those that we in license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

We rely on trade secrets to protect our proprietary technological advances and know how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators, sponsored researchers, and other advisors, including the third parties we rely on to manufacture our product candidates, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our or our licensors’ intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal, state, and foreign healthcare laws, including fraud and abuse and transparency and health and other data protection, information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in “Business—Government Regulation and Product Approval” above in this Annual Report on Form 10‑K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy and security laws apply more broadly than the Health

Insurance Portability and Accountability Act (HIPAA) and its implementing regulations. For example, California enacted legislation – the California Consumer Privacy Act, or CCPA – which went into effect in January 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, many data privacy and security laws within the U.S. have concurrent jurisdiction, which could subject us to enforcement by multiple agencies under multiple statutes for the same conduct (e.g., FTC enforcement under Section 5, HHS-Office for Civil Rights enforcement under HIPAA, and actions by state Attorneys General for violation of applicable state laws).

In addition, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Moreover, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

If we or our operations are found to be in violation of any federal or state healthcare, data or information privacy law, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil, or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low-cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the ACA and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, we anticipate that the Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating it would permit certain exemptions and exclusions, and enforcement discretion on certain aspects due to the COVID-19 pandemic, although this situation may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost effective by third party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous, or radioactive materials.

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

As of February 22, 2022, we had 108 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. For example, throughout the course of fiscal year 2020 and during the first half of 2021, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the equity research analysts that provide research coverage of our common stock, or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrades our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

As of February 22, 2022, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 37% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of February 22, 2022, we have outstanding 38,476,573 shares of common stock and 5,466,487 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 30,478,069 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including our December 2019 public offering and the proceeds from sales pursuant to our December 2019 “at-the-market” sales agreement with SVB Leerink, or SVB, which provides for the sale of up to $80.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2021, we had U.S. federal net operating loss, NOL, carryforwards of approximately $364 million. Net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the net operating losses of approximately $304 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 22 Cortlandt Street in New York, New York. We currently have a lease agreement for office space through July 31, 2022, and subsequent to December 31, 2021, we signed an agreement to extend the lease to January 31, 2023. The landlord may terminate the month-to-month lease agreement at any time for the reasons set forth in the agreement. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Global Market since March 3, 2017, under the symbol “AXSM”. Prior to that, our common stock was listed on the Nasdaq Capital Market since November 19, 2015, under the symbol “AXSM.”. Prior to our initial public offering, there was no public market for our common stock.

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Holders

The number of record holders of our common stock as of February 22, 2022, was four. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data,” and our consolidated financial statements beginning on page F-1 of this report. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

In July 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which changes were meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

We are a biopharmaceutical company developing novel therapies for the management of central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our core CNS portfolio includes four CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14 which are being developed for multiple indications.

As described in Part I, Item 1. "Business," we currently have four product candidates in clinical development. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $130.4 million and $102.9 million for the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit as of December 31, 2021was $409.2 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the development and clinical trials of, and seek regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. If we obtain regulatory approval for a product candidate, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the product candidate, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2021, and 2020:

	Year ended
	December 31,
	2021	2020
AXS-05	$24,525,561	$33,657,608
AXS-07	14,787,625	15,292,054
AXS-12	4,862,688	7,248,324
AXS-14	235,933	5,257,710
Other research and development	6,192,869	4,834,944
Stock-based compensation	7,456,049	3,953,939
Total research and development expenses	$58,060,725	$70,244,579

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

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in connection with the repayment and retirement of our previous SVB Loan. The 2020 Term Loan was considered substantially different from the SVB Loan, as such, the repayment qualified for extinguishment accounting. The loss on extinguishment of debt recorded represents the prepayment premium, the unamortized discount of the SVB Loan and the write-off of deferred financing costs.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2021, we do not believe any material uncertain tax positions are present.

As of December 31, 2021, we had U.S. federal net operating loss, or NOL carryforwards of approximately $364 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $304 million generated in 2018 and later have an indefinite carryforward period.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021and 2020:

	Year ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$58,060,725	$70,244,579
General and administrative	66,646,205	28,896,749
Total operating expenses	124,706,930	99,141,328
Loss from operations	(124,706,930)	(99,141,328)
Interest and amortization of debt discount expense	(5,696,062)	(2,565,838)
Tax credit	—	53,578
Loss on extinguishment of debt	—	(1,247,012)
Net loss	$(130,402,992)	$(102,900,600)

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2021, were $58.1 million, compared to $70.2 million for the year ended December 31, 2020, a decrease of $12.1 million. R&D expense during the 2020 fiscal year included a one-time charge of $10.2 million for the Pfizer license agreement, of which $7.2 million was non-cash related. The remaining decrease was due to the conclusion of several clinical trials, which were ongoing in the comparable prior period.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2021, were $66.6 million, compared to $28.9 million for the year ended December 31, 2020, an increase of $37.7 million. The increase was primarily due to increased stock compensation expense, along with the build-out of the commercial function.

Interest and Amortization of Debt Discount Expense. Interest and amortization of debt discount expense for the year ended December 31, 2021, was $5.7 million, compared to $2.6 million for the year ended December 31, 2020, an increase of $3.1 million. The increase was driven by a higher outstanding principal amount on our debt for the full year in 2021 as compared to 2020. The higher principal balance reflects our September 2020 loan and security agreement with Hercules from which we have drawn down $50 million.

Tax Credit. We did not receive a tax credit for the year ended December 31, 2021, and the tax credit income for December 31, 2020, was $0.1 million. This income represents the receipt by Axsome Therapeutics Australia PTY LTD, our Australian subsidiary, of the Australia Tax Incentive Credit related to the 2019 research and development expenses incurred for our product candidates.

Loss on extinguishment of debt. In September 2020, we entered into the Loan Agreement with Hercules. A portion of the first tranche, which was funded upon execution of the 2020 Term Loan, was used to repay our 2019 Term Loan with SVB, which we refer to as the 2019 Term Loan. As a result of the repayment of the 2019 Term Loan, we recorded a loss on the extinguishment of debt of approximately $1.2 million representing the difference between the amount paid to SVB and the carrying amount of the 2019 Term Loan. Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write-off of deferred financing costs.

Liquidity and Capital Resources

Since our inception through December 31, 2021, we have financed our operations primarily through proceeds from equity offerings and debt borrowings.

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

In December 2019, we entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the year ended December 31, 2021, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. For the year ended December 31, 2020, the Company received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million. For the year ended December 31, 2019, we received approximately $7.3 million in gross proceeds through the sale of 89,390 shares, of which net proceeds were approximately $7.1 million.

In December 2019, we completed an underwritten public offering, whereby we sold 2,300,000 shares of our common stock at a public offering price of $87.00 per share. We received gross proceeds of approximately $200.1 million and net proceeds of approximately $187.1 million, net of underwriting discounts and offering expenses.

In September 2020, we entered into the Loan Agreement with Hercules for the 2020 Term Loan, which consists of several tranches in an aggregate amount of up to $225.0 million. See 'Contractual Obligations and Commitments - September 2020 Loan and Security Agreement – Hercules' section below for more information. The remaining $10 million on the first tranche was not utilized and such tranche and future tranches were amended upon the execution of the First Amendment to the Loan and Security Agreement.

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

We believe our current cash, along with the committed capital from the Hercules Loan Agreement, will be sufficient to fund our anticipated operations, based on our current operating plans which includes costs for the commercial launch of AXS-05 in MDD and AXS-07 in migraine into 2024. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(108,225,764)	$(78,456,569)
Investing activities	(307,549)	(45,891)
Financing activities	11,129,714	42,412,746
Net increase (decrease) in cash	$(97,403,599)	$(36,089,714)

Operating Activities. Net cash used in operating activities for the year ended December 31, 2021, was $108.2 million as compared to $78.5 million for the year ended December 31, 2020. The increase of $29.7 million in net cash used was primarily related to the build-out of the commercial function.

Investing Activities. Cash used in investing activities for the purchase of equipment was $0.3 million for the year ended December 31, 2021, which relates to build-out of the commercial function.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021, was $11.1 million, which included net proceeds from the sale of common stock through the December 2019 Sales Agreement of $7.2 million and proceeds from the issuance of common stock upon exercise of employee stock options of $4.4 million. These proceeds were offset by the payment of debt issuance costs related to the October 2021 Hercules Amendment and payments for tax withholdings on stock awards.

Funding requirements

We have not achieved profitability since our inception, and we expect to continue to incur significant losses for the foreseeable future. We expect our losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2021:

		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$69,648,433	$4,325,833	$9,086,736	$56,235,864	$—
Lease commitments	$630,000	630,000	—	—	—
Total contractual obligations	$70,278,433	$4,955,833	$9,086,736	$56,235,864	$—

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

The outstanding principal balance of the term loans bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 5.90% or (ii) 9.15%, subject to an ability by us, during certain periods, each such period a PIK Deferral Period, to request a reduction of the then-effective cash-pay interest rate by up to 1.00% per annum, which we refer to as the Cash Interest Reduction Amount. Accrued interest is payable monthly following the funding of each term loan. During each PIK Deferral Period, the term loans will bear cash-pay interest, at the reduced amount, and will accrue paid-in-kind interest at a rate equal to the Cash Interest Reduction Amount multiplied by 1.15, which amount will be capitalized and added to the outstanding principal balance of the term loans on each monthly interest payment date during the PIK Deferral Period. We are required to repay the term loans in equal installments of principal and interest commencing on May 1, 2023, through October 1, 2025, which is the Maturity Date. However, if either the First Milestone or the Second Milestone are achieved prior to May 1, 2023, and no default exists, the amortization commencement date will be automatically extended to November 1, 2023; if both the First Milestone and the Second Milestone are achieved prior to November 1, 2023, and no default exists, the amortization commencement date will be further automatically extended to May 1, 2024 and if any term loans are funded under the fourth tranche noted above prior to May 1, 2024, and no default exists, the amortization commencement date will be further automatically extended to November 1, 2024. On the Maturity Date, all unpaid term loans will be due and payable.

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

Under the First Amendment to the Loan Agreement, the First Amendment amended the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders party thereto (the “Loan Agreement”) to, among other things, (i) increase the aggregate principal amount of the loan, available at the our option, from $225,000,000 to $300,000,000, (ii) change the draw amounts and dates available in Tranche 2 through Tranche 5 including increasing the amount available under Tranche 2 subject to FDA approval of our AXS-05 product candidate for the treatment of major depressive disorder from $35,000,000 to $100,000,000, maintaining the amount available under Tranche 3 subject to FDA approval of our AXS-07 product candidate for the acute treatment of migraine of $20,000,000, reducing the amount under Tranche 4 available upon achievement of certain combined sales and outstanding debt criteria from $60,000,000 to $55,000,000, and increasing the amount available under Tranche 5 to support future strategic initiatives, including further pipeline advancement or expansion from $50,000,000 to $75,000,000 subject to the approval from Hercules, (iii) extend the maturity date of the facility from the original October 2025 to October 2026, and optionally to October 2027, subject to certain conditions, (iv) reset and extend the interest only period from the initial 30 months from the original loan closing to 48 months from the First Amendment and extendable up to 60 months subject to FDA approval of our AXS-05 product candidate for the treatment of major depressive disorder and subject to FDA approval of AXS-07 in the acute treatment of migraine, and (v) decrease the interest rate from 9.15% (floating rate based on the greater of (a) 9.15% or (b) US WSJ Prime + 5.90%) to 8.95% (floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%).

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

Impact of COVID-19 on our Business

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, which has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic.

Operations and Liquidity

The full impact of the COVID-19 pandemic is unknown and constantly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. To date, the COVID-19 pandemic has not had significant effects on the progression of our clinical trials. Given the nature and type of our short-term investments, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

As a result of the ongoing COVID-19 pandemic and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that have been or may be taken by governmental authorities to contain the pandemic or to treat its impact, it is difficult to forecast the effects of the COVID-19 pandemic on our results for the fiscal year ending December 31, 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $86.5 million as of December 31, 2021. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third‑party manufacturers in several foreign countries. Several of these contracts are denominated in Euros, British pounds, and Australian dollars. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these contracts.

We do not believe a 10% change in these currencies on December 31, 2021, would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting. During the third quarter of 2021, we implemented a new Enterprise Resource Planning system, or ERP system, which replaced our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and user access security, and provide timely information to our management team. Changes to our general ledger and consolidated financial reporting have taken place during the third quarter of 2021.

Except as described in the previous paragraph, there has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)
1. Consolidated Financial Statements

The following consolidated financial statements of Axsome Therapeutics, Inc. are filed as part of this report.

2. Consolidated Financial Statement Schedules

The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature page and is incorporated herein by reference.

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Hercules Capital, Inc. Term Loan Amendment
Description of the Matter

As described in Note 5 - Loan and Security Agreement to the consolidated financial statements, in October 2021, the Company amended their Loan and Security Agreement with Hercules Capital, Inc. (the “First Amendment to the Loan Agreement”). The amendment increased the aggregate principal amount of the loan from $225 million to $300 million, changed the draw amounts and dates available for certain tranches, extended the maturity date of the facility, reset and extended the interest only period and decreased the interest rate.

We have identified the assessment of the accounting for the amendment to be a critical audit matter because of the judgments necessary for management to determine if the amendment of the loan agreement resulted in a debt extinguishment, a debt modification or a troubled debt restructuring for the Loan and Security Agreement with Hercules Capital, Inc. The interpretation and application of the relevant accounting literature required significant auditor judgment due to the complexity of the agreement and required auditor judgment when performing audit procedures to audit management's assessment of the accounting treatment for the amendment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes for assessing the accounting considerations for the First Amendment to the Loan Agreement, specifically, management’s assessment of the accounting treatment of the arrangement supporting the conclusion that the amendment was accounted for as a debt modification.

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

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axsome Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Axsome Therapeutics, Inc’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 1, 2022

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$86,472,854	$183,876,453
Prepaid and other current assets	45,286	148,373
Total current assets	86,518,140	184,024,826
Equipment, net	283,846	52,647
Right-of-use asset - operating lease	660,162	1,739,475
Other assets	322,910	317,375
Total assets	$87,785,058	$186,134,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,149,329	$13,504,022
Accrued expenses and other current liabilities	9,295,180	8,713,249
Operating lease liability, current portion	620,675	1,220,587
Total current liabilities	23,065,184	23,437,858
Loan payable, long-term	49,089,522	48,321,848
Operating lease liability, long-term	—	581,708
Total liabilities	72,154,706	72,341,414
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 37,816,794 and 37,374,088 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3,782	3,737
Additional paid-in capital	424,825,655	392,585,265
Accumulated deficit	(409,199,085)	(278,796,093)
Total stockholders’ equity	15,630,352	113,792,909
Total liabilities and stockholders’ equity	$87,785,058	$186,134,323

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$58,060,725	$70,244,579	$53,647,067
General and administrative	66,646,205	28,896,749	13,598,030
Total operating expenses	124,706,930	99,141,328	67,245,097
Loss from operations	(124,706,930)	(99,141,328)	(67,245,097)
Interest and amortization of debt discount expense	(5,696,062)	(2,565,838)	(1,239,537)
Tax credit	—	53,578	139,448
Loss on extinguishment of debt	—	(1,247,012)	—
Net loss	$(130,402,992)	$(102,900,600)	$(68,345,186)
Net loss per common share, basic and diluted	$(3.47)	$(2.77)	$(2.01)
Weighted average common shares outstanding, basic and diluted	37,618,599	37,206,928	34,020,257

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock
			Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance at December 31, 2018	30,087,213	3,009	108,485,219	(107,550,307)	937,921
Stock-based compensation	—	—	6,115,160	—	6,115,160
Issuance of common stock upon exercise of options	252,773	25	1,143,816	—	1,143,841
Exercise of warrants	97,541	10	249,826	—	249,836
Issuance of warrants upon debt financing	—	—	387,000	—	387,000
Issuance of common stock upon financing	6,495,690	649	238,233,168	—	238,233,817
Net loss	—	—	—	(68,345,186)	(68,345,186)
Balance at December 31, 2019	36,933,217	3,693	354,614,189	(175,895,493)	178,722,389
Stock-based compensation	—	—	14,756,206	—	14,756,206
Issuance of common stock upon exercise of options	127,778	13	1,049,836	—	1,049,849
Exercise of warrants	63,831	6	—	—	6
Issuance of warrants upon debt financing	—	—	884,216	—	884,216
Issuance of common stock upon financing	167,243	17	14,125,489	—	14,125,506
Issuance of common stock related agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(102,900,600)	(102,900,600)
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	20,801,380	—	20,801,380
Issuance of common stock upon exercise of options	326,219	33	4,402,367	—	4,402,400
Issuance of common stock upon vesting of RSUs	6,191	1	—	—	1
Issuance of common stock upon financing	110,296	11	7,212,356	—	7,212,367
Shares tendered for withholding taxes	—	—	(175,713)	—	(175,713)
Net loss	—	—	—	(130,402,992)	(130,402,992)
Balance at December 31, 2021	37,816,794	$3,782	$424,825,655	$(409,199,085)	$15,630,352

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(130,402,992)	$(102,900,600)	$(68,345,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,801,380	14,756,206	6,115,160
Non-cash research and development license expense	—	7,155,337	—
Amortization of debt discount	1,077,015	786,750	649,993
Loss on extinguishment of debt	—	1,247,012	—
Amortization of operating lease right-of-use asset	1,079,313	53,854	—
Change in operating lease liability	(1,181,620)	8,967	—
Depreciation	76,350	23,864	37,330
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	103,087	264,722	833,265
Other assets	(5,535)	(177,500)	(27,530)
Accounts payable	(354,693)	2,560,697	7,256,080
Accrued expenses and other current liabilities	581,931	(2,235,878)	7,105,829
Net cash used in operating activities	(108,225,764)	(78,456,569)	(46,375,059)
Cash flows from investing activities
Purchases of equipment	(307,549)	(45,891)	(16,121)
Net cash used in investing activities	(307,549)	(45,891)	(16,121)
Cash flows from financing activities
Proceeds from issuance of term loan	—	50,000,000	20,000,000
Payment of debt issuance costs	(309,340)	(1,102,609)	—
Repayment of principal on term loan	—	(21,660,000)	(7,238,889)
Proceeds from issuance of common stock upon financing, net	7,212,367	14,125,506	238,233,817
Proceeds from issuance of common stock upon exercise of warrants	—	—	249,836
Proceeds from issuance of common stock upon exercise of options	4,402,400	1,049,849	1,143,841
Payments of tax withholdings on stock award	(175,713)	—	—
Net cash provided by financing activities	11,129,714	42,412,746	252,388,605
Net (decrease) increase in cash	(97,403,599)	(36,089,714)	205,997,425
Cash at beginning of period	183,876,453	219,966,167	13,968,742
Cash at end of period	$86,472,854	$183,876,453	$219,966,167
Supplemental disclosures of cash flow information:
Interest paid	$4,625,208	$2,097,292	$1,287,506
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	1,793,328	—
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$—	$884,216	$387,000

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes four product candidates, AXS‑05, AXS-07, AXS-12, and AXS-14 which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012, in the State of Delaware and now has operations in the United States and Australia.

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $409.2 million.

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

Note 2. Summary of Significant Accounting Policies

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, which has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and constantly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments, the Company does not believe the COVID-19 pandemic has had a material impact on the Company’s current investment liquidity.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2021, the balance of cash and cash equivalents was $86.5 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2021, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company’s financial instruments are cash, accounts payable, accrued liabilities, and current and long-term debt. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet (see Note 5 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

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

The Company’s annual effective tax rate was 0% for the year ending December 31, 2021, and has not recorded an income tax benefit for the twelve months ended December 31, 2021 and 2020 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2021, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2021, 2020, and 2019.

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

Note 3. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2021	2020	2019
Basic and diluted net loss per common share:
Net loss	$(130,402,992)	$(102,900,600)	$(68,345,186)
Weighted average common shares outstanding—basic and diluted	37,618,599	37,206,928	34,020,257
Net loss per common share—basic and diluted	$(3.47)	$(2.77)	$(2.01)

The following potentially dilutive securities outstanding at December 31, 2021, 2020, and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2021	2020	2019
Stock options	5,090,377	3,733,916	3,458,447
Restricted stock units	326,625	136,067	—
Warrants	15,541	15,541	69,656
Total	5,432,543	3,885,524	3,528,103

Note 4. Accrued Expenses and Other Current Liabilities

At December 31, 2021 and 2020, accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued research and development	$2,416,897	$4,293,522
Accrued compensation	4,050,236	2,870,261
Accrued general and administrative	2,442,700	1,155,508
Accrued Interest	385,347	393,958
Total	$9,295,180	$8,713,249

Note 5. Loan and Security Agreement

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

The Company is required to repay the term loans in equal installments of principal and interest commencing on May 1, 2023, through October 1, 2025 (the “Maturity Date”). However, if either the First Milestone or the Second Milestone are achieved prior to May 1, 2023, and no default exists, the amortization commencement date will be automatically extended to November 1, 2023; if both the First Milestone and the Second Milestone are achieved prior to November 1, 2023, and no default exists, the amortization commencement date will be further automatically extended to May 1, 2024 and if any term loans are funded under the fourth tranche noted above prior to May 1, 2024, and no default exists, the amortization commencement date will be further automatically extended to November 1, 2024. On the Maturity Date, all unpaid term loans will be due and payable.

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

The First Amendment to the Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. As of the amendment effective date, there were no applicable financial covenants contained in the First Amendment to the Loan Agreement. Only after additional amounts are drawn down by the Company in the future, if the Company decides to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

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
•
Effective upon the later of (i) the last calendar month of the calendar quarter that is twelve months following the earlier of (x) the date that the First Milestone is achieved and (y) the date that the Second Milestone is achieved, or (ii) the date on which the outstanding principal amount of the term loan advances under the Loan Agreement is equal to or greater than $65.0 million, the Company is required to (A) ensure that at all times its market capitalization exceeds $1.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 85% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue solely from the sale of AXS-05 and AXS-07 (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.
•
Restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

The Company evaluated whether the Hercules First Amendment to the Loan Agreement entered into in October 2021 represented a debt modification or extinguishment of the Hercules 2020 Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the First Amendment to the Hercules Agreement is less than 10% different from the remaining cash flows under the terms of the Hercules 2020 Term Loan, the amendment was accounted for as a debt modification. Since the borrowing capacity of the Hercules First Amendment to the Loan Agreement is greater than the borrowing capacity from the Hercules 2020 Term Loan, the unamortized balance of debt discount costs incurred in connection with those loans and additional debt discount costs incurred in connection with entry into the Hercules First Amendment to the Loan Agreement, are being amortized through maturity in October 2026 utilizing the effective interest rate method.

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

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 8 - Warrants.

Long-term debt and unamortized debt discount balances are as follows:

	December 31,	December 31,
	2021	2020
Outstanding principal amount	$50,000,000	$50,000,000
Add: accreted liability of final payment fee	706,407	151,912
Less: unamortized debt discount, long term	(1,616,885)	(1,830,064)
Loan payable, long-term	$49,089,522	$48,321,848

The book value of debt approximates its fair value given its short-term maturity and variable interest rate. Interest expense was $4,616,597, $2,362,083, and $1,362,500 and amortization of the final payment was $554,493, $469,676, and $436,567 for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of the debt discount in relation to warrants and debt issuance costs was $522,522, $317,074, and $213,426 for the year ended December 31, 2021, 2020, and 2019, respectively.

Scheduled Principal Payments on Outstanding Debt, as of December 31, 2021, are as follows:

2022	$—
2023	—
2024	—
2025	8,026,818
2026	41,973,182
Total principal payments outstanding	$50,000,000

Note 6. Commitments and Contingencies

Operating Leases

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

The Company entered into a lease for office space at 22 Cortlandt St, New York, NY consisting of the 16th floor effective August 1, 2020. The term for this lease was to expire on July 31, 2021. At lease inception, the lease arrangement was deemed to be a short-term lease due to its term not exceeding one year, and as such was accounted for on a straight-line basis until December 2020.

In December 2020, the Company modified the lease agreement and extended the lease through July 31, 2022. Due to the extension of term, the lease was no longer deemed to be a short-term lease, and thus the guidance per ASC Topic 842 was applied.

Rent expense incurred during the years ended December 31, 2021, 2020 and 2019 was $1,175,139, $870,275, and $485,548.

The following table summarizes the presentation of operating leases in the Company’s consolidated balance sheet:

	Balance sheet location	As of December 31, 2021	As of December 31, 2020
Assets
Right-of-use operating asset	Right-of-use asset - operating lease	$660,162	$1,739,475
Liabilities
Current operating lease liabilities	Operating lease liability, current portion	620,675	1,220,587
Long-term operating lease liabilities	Operating lease liability, long-term	—	581,708
Total operating lease liabilities		$620,675	$1,802,295

For the year ended December 31, 2021, the Company noted the following lease expense:

	Statement of Operations Location	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease expense	General and administrative	$1,147,692	$47,821	$—
Total operating lease expense		$1,147,692	$47,821	$—

Future minimum lease payments of our operating leases as of December 31, 2021, were as follows:

Years Ending December 31,
2022	630,000
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	630,000
Less imputed interest	(9,325)
Present value of operating lease liabilities	$620,675

As of December 31, 2021, the remaining lease term for our operating lease was 0.6 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

In December 2017, the Company completed the Registered Direct Offering, whereby it sold an aggregate of $9.5 million worth of units (“Units”) at a purchase price of $5.325 per Unit with each Unit consisting of (i) one share of 86.5the Company’s common stock, and (ii) a Common Warrant at an exercise price equal to $5.25 per share. The Company sold an aggregate of 1,783,587 Units for gross proceeds of approximately $9.5 million and net proceeds of approximately $8.8 million, net of underwriting discounts and offering expenses. Additionally, the Company issued 107,015 Placement Agent Warrants. The Company incurred issuance costs associated with the Units offering of $745,856, which included $81,000 related to issuance of 107,015 Placement Agent Warrants, of which, $583,768 was allocated to the common stock sold and was recorded as a reduction to equity. The remaining amount was allocated to the Common Warrants and was expensed. The Placement Agent Warrants have the same terms as the Common Warrants, except for the exercise price of $6.6562 per share. The Common Warrants priced at $5.25, and Placement Agent Warrants priced at $6.6562 utilized the 2016 Shelf Registration Statement for a total of $9.4 million and $712,313.

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

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. For the year ended December 31, 2021, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million. For the year ended December 31, 2020, the Company received approximately $14.6 million in gross proceeds through the sale of 167,243 shares, of which net proceeds were approximately $14.1 million.

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

Under SEC rules, the 2019 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2021, there were 3,760,760 shares available for future grant under the 2015 Plan.

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

Stock Options

The following table summarizes stock option activity as of December 31, 2021:

			Weighted
		Weighted	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value
Outstanding at December 31, 2020	3,725,648	16.36
Granted	2,037,060	53.32
Exercised	(326,219)	13.50
Forfeited	(325,227)	48.14
Cancelled	(20,885)	49.76
Outstanding at December 31, 2021	5,090,377	29.17	7.4	80,645,816
Vested and expected to vest at December 31, 2021	5,084,208	29.20	7.4	80,420,767
Exercisable at December 31, 2021	2,790,016	15.30	5.4	71,148,517

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock‑based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2021, 2020, and 2019 is as follows:

Black-Scholes option valuation assumptions	2021	2020	2019
Risk-free interest rates	0.63 - 1.47%	0.3 - 1.7%	1.4 - 2.7%
Dividend yield	—	—	—
Volatility	89 - 93%	67 - 99%	87 - 91%
Weighted average expected term	5.0 - 6.17 years	3.51 - 6.14 years	5.00 - 6.13 years

The weighted average grant date fair value of options granted was $39.64, $36.77, and $12.49 per option for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $72.2 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 3.2 years. These amounts do not include 6,169 options outstanding as of December 31, 2021, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur. The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $13.5 million, $9.4 million, and $4.5 million, respectively.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2021, total compensation cost not yet recognized related to unvested RSUs was $10.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. The intrinsic value of RSUs lapsed during the year ended December 31, 2021 was $0.4 million.

The following table sets forth the RSU activity for the year ended December 31, 2021:

		Weighted
		average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2020	136,067	$36.83
Granted	247,510	45.51
Released	(10,077)	49.18
Forfeited	(46,875)	47.71
Cancelled	—	—
Outstanding at December 31, 2021	326,625	$41.47

Stock‑based compensation expense recognized for the years ended December 31, 2021, 2019, and 2018 was as follows:

	2021	2020	2019
Research and development	$7,456,049	$3,953,939	$1,584,165
General and administrative	13,345,331	10,802,267	4,530,995
Total	$20,801,380	$14,756,206	$6,115,160

Note 8. Warrants

As of December 31, 2021, the Company had outstanding warrants to purchase 15,541 shares of common stock. The following table summarizes warrant activity as of December 31, 2021, 2020, and 2019:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2018	123,037	$6.35
Issued	58,334	8.10
Exercised	(111,715)	6.73
Outstanding at December 31, 2019	69,656	7.21
Issued	15,541	80.43
Exercised	(69,656)	7.21
Outstanding at December 31, 2020	15,541	80.43
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2021	15,541	$80.43

Outstanding Warrants issued in 2020

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

2019 and 2020 Exercise of 2018 Warrants

In connection with the First Amendment to the Loan and Security Agreement, SVB and WestRiver Innovation Lending Fund VIII, L.P. received warrants to purchase 15,750 shares of the Company’s stock at an exercise price of $3.06 per share, which are exercisable for seven years from the date of issuance (“2018 warrants”). The warrants were classified as a component of stockholders' equity. In August 2019, SVB exercised in full its portions of 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 6,969 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. In August 2020, WestRiver exercised in full the 7,875 warrants it received in connection with the 2016 Amended Term Loan via a cashless exercise. The Company issued SVB 7,579 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of December 31, 2020, none of the warrants issued in connection with the 2016 Amended Term Loan were outstanding.

2019 and 2020 Exercise of 2016 Warrants

In connection with the Company’s debt financing, which was completed on November 9, 2016, the Company issued warrants to purchase 65,228 shares of common stock with an exercise price of $7.41 per share, which are exercisable upon issuance (“2016 warrants”) to SVB and Life Sciences. The warrants were classified as a component of stockholders' equity. In September 2019, SVB exercised its portion of 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued SVB 24,328 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. In addition, in May 2020, Life Science exercised in full the 32,614 warrants it received in connection with the 2016 Original Term Loan via a cashless exercise. The Company issued Life Science 29,982 shares of its common stock in connection with the warrant exercise and did not receive any cash proceeds. As of December 31, 2020, none of the warrants issued in connection with the 2016 Original Term Loan were outstanding.

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

The initial fair value of the warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2020 warrants	2019 warrants	2018 warrants	2016 warrants	2014 warrants
Risk-free interest rate	0.5%	2.8%	3.0%	1.8%	1.6%
Dividend yield	—	—	—	—	—
Volatility	88%	97%	85%	73%	70%
Weighted average contractual term	7 years	7 years	7 years	7 years	5 years

Note 9. License Agreements

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

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.538, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020, was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the twelve months ended December 31, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the twelve months ended December 31, 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

Note 10. Income Taxes

As of December 31, 2021, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $364 million. NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOL of approximately $304 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net federal operating loss carryforward	$76,470,431	$52,329,877
Net foreign operating loss carryforward	88,480	86,829
Net state operating loss carryforward	47,672,157	32,410,604
Non-cash compensation	13,228,425	7,329,228
Research and development credits	14,455,797	13,028,222
Interest Expense	4,117,655	1,765,452
Charitable Contribution	5,418	5,408
Fixed Assets	2,840	7,883
Lease Liability	211,502	612,973
Accrued expenses	1,479,728	968,709
Deferred tax asset, excluding valuation allowance	157,732,433	108,545,185
Deferred tax liabilities:
Lease Asset	(224,958)	(591,607)
Deferred tax liability, excluding valuation allowance	(224,958)	(591,607)

Less valuation allowance	(157,507,475)	(107,953,578)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. Valuation allowance increased $49.6 million, $39.7 million, and $27.0 million, in 2021, 2020, and 2019, respectively, as a result of the increase of the deferred tax assets.

There was no income tax expense (benefit) recorded by the Company due to its net loss tax position and full valuation allowance during the years ended December 31, 2021, 2020, and 2019. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	14.0	13.7	13.5
Stock based compensation - Excess tax benefit	1.8	1.8	1.2
Other permanent differences	(0.1)	(0.6)	(0.1)
Tax credit	1.3	2.5	4.2
Change in valuation allowance	(38.0)	(38.4)	(39.8)
Effective tax rate	—%	—%	—%

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

Note 11. Related Party Transactions

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

Note 12. Subsequent Events

In January 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street for a term of six months from August 1, 2022, through January 31, 2023.

In February 2022, the Company received approximately $20.0 million in gross proceeds through the sale of 645,160 shares of which net proceeds were $19.4 million utilizing the December 2019 Sales Agreement.

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

10.17

First Amendment to Loan and Security Agreement, dated as of October 14, 2021, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.1, to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2021).

10.18

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2022.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2022

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	March 1, 2022

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	March 1, 2022

/s/ Mark Saad Mark Saad	Director	March 1, 2022