Form 10-Q
period 2022-03-31
Axsome Therapeutics, Inc.
filed 2022-05-02
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 38,913,550 shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 26, 2022.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,707,782	$86,472,854
Prepaid and other current assets	2,122,144	45,286
Total current assets	86,829,926	86,518,140
Equipment, net	460,946	283,846
Right-of-use asset - operating lease	946,479	660,162
Other assets	322,910	322,910
Total assets	$88,560,261	$87,785,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,595,112	$13,149,329
Accrued expenses and other current liabilities	10,987,222	9,295,180
Operating lease liability, current portion	967,248	620,675
Total current liabilities	24,549,582	23,065,184
Loan payable, long-term	49,312,665	49,089,522
Total liabilities	73,862,247	72,154,706
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 38,883,445 and 37,816,794 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	3,888	3,782
Additional paid-in capital	463,525,522	424,825,655
Accumulated deficit	(448,831,396)	(409,199,085)
Total stockholders’ equity	14,698,014	15,630,352
Total liabilities and stockholders’ equity	$88,560,261	$87,785,058

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months
	March 31,
	2022	2021
Operating expenses:
Research and development	$12,585,141	$16,595,689
General and administrative	25,703,731	11,248,372
Total operating expenses	38,288,872	27,844,061
Loss from operations	(38,288,872)	(27,844,061)
Interest income (expense)	(1,343,439)	(1,415,909)
Net loss	$(39,632,311)	$(29,259,970)
Net loss per common share, basic and diluted	$(1.03)	$(0.78)
Weighted average common shares outstanding, basic and diluted	38,323,167	37,429,450

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	0	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199
Balance at December 31, 2021	37,816,794	3,782	424,825,655	(409,199,085)	15,630,352
Stock-based compensation			7,598,329	—	7,598,329
Issuance of common stock upon exercise of options	18,015	2	181,635	—	181,637
Issuance of common stock upon vesting of RSUs	4,555	0	—	—	—
Issuance of common stock upon financing	1,044,081	104	31,008,497	—	31,008,601
Shares tendered for withholding taxes	—	0	(88,594)	—	(88,594)
Net loss	—	—	—	(39,632,311)	(39,632,311)
Balance at March 31, 2022	38,883,445	3,888	463,525,522	(448,831,396)	14,698,014

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(39,632,311)	$(29,259,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,598,329	3,731,097
Amortization of debt discount	223,143	276,095
Depreciation	36,636	8,326
Amortization of operating lease right-of-use asset	275,063	262,764
Change in operating lease liability	(214,807)	(275,840)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,076,858)	(226,933)
Accounts payable	(554,217)	1,117,695
Accrued expenses and other current liabilities	1,692,042	(2,848,723)
Net cash used in operating activities	(32,652,980)	(27,215,489)
Cash flows from investing activities
Purchases of equipment	(213,736)	(29,995)
Net cash used in investing activities	(213,736)	(29,995)
Cash flows from financing activities
Proceeds from issuance of common stock upon financing, net	31,008,601	6,115,864
Proceeds from issuance of common stock upon exercise of options	181,637	1,913,299
Payments of tax withholdings on stock award	(88,594)	—
Net cash (used in) provided by financing activities	31,101,644	8,029,163
Net (decrease) increase in cash	(1,765,072)	(19,216,321)
Cash at beginning of period	86,472,854	183,876,453
Cash at end of period	$84,707,782	$164,660,132
Supplemental disclosures of cash flow information:
Interest paid	$1,118,750	$1,143,750
Operating lease right-of-use asset obtained in exchange for operating lease liability	561,380	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing novel therapies for central nervous system (“CNS”) disorders for which there are limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s core CNS portfolio includes four product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company was incorporated on January 12, 2012 in the State of Delaware.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Jazz Pharmaceuticals plc ("Jazz Pharmaceuticals"), pursuant to which the Company will acquire Sunosi® from Jazz Pharmaceuticals ("the Acquisition"), a dual-acting dopamine and norepinephrine reuptake inhibitor indicated to improve wakefulness in adult patients living with excessive daytime sleepiness due to narcolepsy or obstructive sleep apnea, which was approved by the U.S. Food and Drug Administration, or the FDA, in 2019 and by the European Medicines Agency (the “EMA”) in 2020.

Under the terms of the Asset Purchase Agreement, the Company will receive from Jazz Pharmaceuticals worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz Pharmaceuticals will receive from the Company a total upfront payment of $53 million, a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company will also assume the commitments of Jazz Pharmaceuticals to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz Pharmaceuticals acquired from Aerial worldwide rights to Sunosi excluding those Asian markets. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and up to $165 million in revenue milestones and $1 million in development milestones. The Company expects to finance the transaction via its existing $300 million term loan facility with Hercules Capital, Inc. (see below).

The Purchase Agreement also provides for customary conditions to closing, including the receipt of antitrust approval from the Federal Trade Commission pursuant to the Hart-Scott-Rodino Act, and the receipt of certain required financial statements from Jazz required by Regulation S-X of the Securities Exchange Act of 1934, as amended. The Company expects the closing to occur in the second quarter of 2022 and therefore, purchase accounting is not reflected in these consolidated financial statements.

Second Amendment to the Loan and Security Agreement

On March 27, 2022, in connection with the Acquisition (as described above), the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020 (as amended by the First Amendment to the Loan and Security Agreement, dated of October 14, 2021) (the “Loan Agreement”). The changes in the Term Loan Advances (as defined in the Loan Agreement) amounts and dates are as follows: (i) increasing the Tranche 1 (as defined in the Loan Agreement) from $60.0 million to $95.0 million, whereby $45.0 million is available upon the Second Amendment closing date (ii) changing the Tranche 2 Advances (as defined in the Loan Agreement) from two sub-tranches of $50.0 million each to three sub-tranches of $35.0 million, $35.0 million and $30.0 million, respectively, (iii) changing the Tranche 3 Advance (as defined in the Loan Agreement) from one tranche of $20.0 million to two sub-tranches of $15.0 million and $5.0 million, respectively, (iv) decreasing the Tranche 4 Advance (as defined in the Loan Agreement) from $55.0 million to $50.0 million, and (v) decreasing the Tranche 5 Advance (as defined in the Loan Agreement) from $75.0 million to $35.0 million. In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment shall only be effective upon the closing of the Acquisition.

Conditioned upon the closing of the Second Amendment, Hercules will also purchase between $5.0 million and $8.0 million of the Company’s unregistered common stock, at a share price equal to the lesser of (a) the three-day volume weighted average price as of the date of the Second Amendment, or (b) the three-day volume weighted average price as of the Second Amendment Effective Date, pursuant to a stock purchase agreement to be agreed upon by the parties; provided, that, in no case shall the share price be less than a 20% discount to the three-day volume weighted average price of the Company’s common stock at the time of the purchase.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $448.8 million.

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

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a global pandemic. The full impact of the ongoing COVID-19 pandemic is still unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments, the Company does not believe the COVID-19 pandemic has had or will have a material impact on the Company’s current investment liquidity.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2022, the balance of cash and cash equivalents was $84.7 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At March 31, 2022, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 and has not recorded an income tax benefit for the three months ended March 31, 2022 and 2021 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2022, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) . This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3. Accrued Expenses and Other Current Liabilities

At March 31, 2022 and December 31, 2021 accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued research and development	$2,726,847	$2,416,897
Accrued compensation	2,013,040	4,050,236
Accrued general and administrative	5,856,779	2,442,700
Accrued Interest	390,556	385,347
Total	$10,987,222	$9,295,180

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

Second Amendment to the Loan Agreement

On March 27, 2022, the Company entered into the Second Amendment to the Loan Agreement subject to the closing of the Sunosi® Acquisition. See Note 1 - Nature of Business and Basis of Presentation for more detail.

Loan Interest Expense and Amortization

The Company incurred interest expense of $1,123,958 for the three months ended March 31, 2022 and $1,143,750 for the three months ended March 31, 2021, respectively. In addition, amortization of the final payment fee was $97,860 for the three months ended March 31, 2022 and $143,589 for the three months ended March 31, 2021, respectively. Amortization of the debt discount in relation to warrants and debt issuance costs was $125,497 for the three months ended March 31, 2022 and $132,508 for the three months ended March 31, 2021, respectively.

The outstanding debt and unamortized debt discount balances are as follows:

	March 31, 2022	December 31, 2021
Total Outstanding Debt	$50,000,000	$50,000,000
Add: accreted liability of final payment fee	804,053	706,407
Less: unamortized debt discount, long-term	(1,491,388)	(1,616,885)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$49,312,665	$49,089,522

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

Scheduled Principal Payments on Outstanding Debt, as of March 31, 2022, are as follows:

2022	—
2023	—
2024	—
2025	8,026,818
2026	41,973,182
Total principal payments outstanding	$50,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2022.

Note 5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31, 2022
	2022	2021
Basic and diluted net loss per common share:
Net loss	$(39,632,311)	$(29,259,970)
Weighted average common shares outstanding—basic and diluted	38,323,167	37,429,450
Net loss per common share—basic and diluted	$(1.03)	$(0.78)

The following potentially dilutive securities outstanding at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Stock options	6,219,030	4,385,598
Restricted stock units	667,366	303,983
Warrants	15,541	15,541
Total	6,901,937	4,705,122

Note 6. Commitments and Contingencies

Operating Leases

For the three months ended March 31, 2022 and 2021, the Company had the following operating lease expense:

	Statement of Operations Location	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense	General and administrative	$290,769	$286,923
Total operating lease expense		$290,769	$286,923

Future minimum lease payments of the Company’s operating leases as of March 31, 2022 were as follows:

2022	$885,000
2023	105,000
2024	—
2025	—
Thereafter	—
Total lease payments	990,000
Less imputed interest	(22,752)
Present value of operating lease liabilities	$967,248

In January 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street for a term of six months from August 1, 2022 through January 31, 2023. As of March 31, 2022, the remaining lease term for our operating lease was 0.8 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Note 7. Stockholders’ Equity

Capital Structure

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (see below).

In March 2022, the Company entered into the March 2022 Sales Agreement with SVB Leerink, pursuant to which the Company may sell up to $200 million in shares of the Company’s common stock from time to time through SVB Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and SVB Leerink LLC.

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the three months ended March 31, 2022, the Company received approximately $32.0 million in gross proceeds through the sale of 1,044,081 shares, of which net proceeds were approximately $31.0 million.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $261.2 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 2,187,058 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March 31, 2022.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	5,090,377	$28.89
Granted	1,223,019	30.05
Exercised	(18,015)	10.08
Forfeited	(67,139)	43.83
Expired	(9,212)	53.10
Outstanding at March 31, 2022	6,219,030	$28.98	7.6	$106,188,389
Vested and expected to vest at March 31, 2022	6,219,030	$28.98	7.6	$106,188,389
Exercisable at March 31, 2022	2,932,835	$15.85	5.7	$82,434,018

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

The weighted average grant date fair value of options granted was $21.00 per option for the three months ended March 31, 2022. As of March 31, 2022, there was $91.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.3 years. These amounts do not include 6,169 options outstanding as of March 31, 2022, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2022, total compensation cost not yet recognized related to unvested RSUs was $19.5 million, which is expected to be recognized over a weighted-average period of 3.6 years.

The following table sets forth the RSU activity for the three months ended March 31, 2022:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	302,764	$42.93
Granted	429,902	23.27
Vested	(61,581)	41.49
Forfeited	(3,719)	48.73
Outstanding at March 31, 2022	667,366	$30.36

Stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 was allocated as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,809,477	$1,534,395
General and administrative	5,788,852	2,196,702
Total	$7,598,329	$3,731,097

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2022:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2021	15,541	$80.43
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2022	15,541	$80.43

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2022 and 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

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

AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which a New Drug Application, or NDA, has been submitted and accepted for filing by the FDA. The FDA had set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021, which was not completed on such date and therefore the review of the application is ongoing. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. AXS-05 is also being developed for smoking cessation. AXS-07 is being developed for the acute treatment of migraine, for which an NDA has been submitted and accepted for filing by the FDA. The FDA had set a PDUFA target action date for the AXS-07 NDA of April 30, 2022. On April 29, 2022, we received a Complete Response Letter (CRL) from the FDA regarding the NDA for AXS-07 for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has also been completed. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We have submitted an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials which was accepted for filing by the FDA with a PDUFA target action date of April 30, 2022. On April 29, 2022, the Company received a CRL from the FDA regarding its NDA for AXS-07 for the acute treatment of migraine. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls considerations. The Company believes that the issues raised in the CRL are addressable and intends to provide potential timing for a resubmission following consultation with the FDA.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $39.6 million and $29.3 million for the three months ended March 31, 2022 and 2021, respectively. Our accumulated deficit as of March 31, 2022 was $448.8 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. In preparation for obtaining regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure and market readiness to support the commercialization of the product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement with Jazz Pharmaceuticals plc ("Jazz Pharmaceuticals"), pursuant to which the Company will acquire Sunosi® from Jazz Pharmaceuticals (the "Acquisition"), a dual-acting dopamine and norepinephrine reuptake inhibitor indicated to improve wakefulness in adult patients living with excessive daytime sleepiness due to narcolepsy or obstructive sleep apnea, which was approved by the FDA in 2019 and by the European Medicines Agency (the “EMA”) in 2020.

AXS-05

In January 2022, we provided a response to the FDA addressing the two, previously disclosed, deficiencies related to analytical methods in the Chemistry, Manufacturing, and Controls, or CMC, section of our NDA for AXS-05 for the treatment of major depressive disorder. At this time, we have not been made aware of any other deficiencies related to the NDA by the FDA.

In April 2022, we announced that it has received and agreed to Postmarketing Requirements/Commitments proposed by the FDA with respect to the NDA for our AXS-05 product candidate for the treatment of major depressive disorder.
Based on this interaction, we anticipate potential FDA action on the NDA in the second quarter of 2022.

AXS-07

On February 2022, we entered into a Litigation Discontinuance Agreement with Baudax Bio, Inc. (“Baudax”) pursuant to which Baudax was to voluntarily dismiss, with prejudice, its lawsuit against us in the United States District Court for the District of Delaware (the “Baudax Action”). The Baudax Action, which was never served on us, alleged that our AXS-07 drug product candidate infringes on U.S. Patents 8,512,727 and 10,471,067, both owned by assignment by Baudax. A notice of dismissal with prejudice was filed by Baudax in the Baudax action on February 7, 2022.

In April 2022, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for AXS-07 for the acute treatment of migraine. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls (CMC) considerations.

Financial

In March 2022, we entered into a Sales Agreement with SVB Securities LLC, or SVB Securities, with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through SVB Securities, acting as sales agent, shares of our common stock of up to $200 million. The Agreement supersedes the prior Sales Agreement, dated December 5, 2019, by and between us and SVB Leerink LLC.

In March 2022, in connection with the Acquisition (as described above), the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among the Company, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021. In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment shall only be effective upon the closing of the Acquisition.

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

The following table summarizes our research and development expenses for our primary programs for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
AXS-05	$6,030,440	$10,044,146
AXS-07	2,146,487	2,531,549
AXS-12	1,881,536	733,858
AXS-14	241,347	—
Other research and development	475,854	1,751,741
Stock-based compensation	1,809,477	1,534,395
Total research and development expenses	$12,585,141	$16,595,689

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

Interest income (expense)

Interest income (expense) primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest income (expense) also includes interest income earned on cash.

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

There have been no material changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$12,585,141	$16,595,689
General and administrative	25,703,731	11,248,372
Total operating expenses	38,288,872	27,844,061
Loss from operations	(38,288,872)	(27,844,061)
Interest income (expense)	(1,343,439)	(1,415,909)
Net loss	$(39,632,311)	$(29,259,970)

Comparison of the three months ended March 31, 2022 and 2021

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2022 were $12.6 million, compared to $16.6 million for the three months ended March 31, 2021, a decrease of $4.0 million. The decrease was driven by expenses related to the NDA filing which occurred in the prior comparable period.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2022 were $25.7 million, compared to $11.2 million for the three months ended March 31, 2021, an increase of $14.5 million. The increase was primarily related to pre-commercial activities and personnel expense, along with an increase in non-cash stock compensation expense.

Interest income (expense). Interest and amortization of debt discount expense for the three months ended March 31, 2022 was $1.3 million, compared to $1.4 million for the three months ended March 31, 2021, a decrease of $0.1 million. The decrease is mainly due to a lower interest rate on our debt as compared to the prior comparable period since we amended our loan and security agreement with Hercules in October 2021.

Liquidity and Capital Resources

Since our inception through March 31, 2022, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

In March 2022, we entered into the March 2022 Sales Agreement with SVB Securities, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and SVB Leerink LLC.

Under both the December 2019 and March 2022 Sales Agreements, for the three months ended March 31, 2022, we received approximately $32.0 million in gross proceeds through the sale of 1,044,081 shares, of which net proceeds were approximately $31.0 million.

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

In March 2022, we entered into a Second Amendment to Loan and Security Agreement with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment). In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment shall only be effective upon the closing of the Acquisition.

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

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations into 2024, based on the current operating plan, which includes the potential launch of AXS-05 in MDD, and the acquisition and commercialization of Sunosi. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(32,652,980)	$(27,215,489)
Investing activities	(213,736)	(29,995)
Financing activities	31,101,644	8,029,163
Net increase (decrease) in cash	$(1,765,072)	$(19,216,321)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2022 was $32.7 million as compared to $27.2 million for the three months ended March 31, 2021. The increase of $5.5 million in net cash used was mainly due to the pre-commercialization activities.

Investing Activities. Cash used in investing activities for the purchase of property and equipment for the three months ended March 31, 2022 was $0.2 million and was less than $0.1 million for the three months ended March 31, 2021. The increase of $0.2 million was due to pre-commercialization activities.

Financing Activities. Cash provided by financing activities was $31.1 million for the three months ended March 31, 2022, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Securities of $31.0 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.2 million. Cash provided by financing activities was $8.0 million for the three months ended March 31, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Leerink of $6.1 million and proceeds from the issuance of common stock upon exercise of employee stock options of $1.9 million.

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

March 2022 Second Amendment to the Loan and Security Agreement – Hercules

In March 2022, we entered into a Second Amendment to Loan and Security Agreement with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment). In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment shall only be effective upon the closing of the Acquisition.

Employees and Human Capital Management

As of April 26, 2022, we had 116 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Impact of COVID-19 on our Business

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, which has spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency in the United States on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a global pandemic.

Operations and Liquidity

The full impact of the COVID-19 pandemic is still unknown and constantly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. To date, the COVID-19 pandemic has not had significant effects on the progression of our clinical trials. Given the nature and type of our short-term investments, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

Outlook

Although there is uncertainty related to the continuous impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, coupled with our access to additional capital through the March 2022 Sales Agreement and debt facility, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $84.7 million and $86.5 million as of March 31, 2022 and December 31, 2021, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2022 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-09, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $39.6 million for the three months ended March 31, 2022 and $130.4 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $448.8 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•
continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and other CNS disorders;
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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates, of if we acquire approved commercial products. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post-marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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
•
in‑license other product candidates.

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations into 2024, based on the current operating plan, which includes the potential launch of AXS-05 in MDD, and the acquisition and commercialization of Sunosi. We have based this estimate on the assumption that AXS-05 will be approved in 2022, which will give us access to additional funds under the 2020 Term Loan. However, if AXS-05 is not approved, or such approval is delayed, we believe our current available cash is sufficient to fund our anticipated operations, based on the current operating plan, for at least 12 months. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan of up to $225.0 million, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan to $300.0 million. In March 2022, we entered into a Second Amendment to the 2020 Term Loan that will, among other things, change the terms of the Term Loan Advances (as defined in the 2020 Term Loan) upon the consummation of the Acquisition. The Loan and Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Certain product candidates of ours including AXS-05 and AXS-07 are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. The FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our product candidates, if approved; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP, for any clinical trials that we conduct post approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post-market requirements or restrictions. Any such restrictions could limit sales of the product.

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

We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. Our role as an NDA holder (if we obtain approval) and a virtual manufacturer along with the establishment and development of our commercial infrastructure, our own sales force, and related compliance plans to market any products we may develop, will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop these capabilities. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize any of our current or future product candidates on our own include:

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

We utilize contract manufacturers to manufacture our investigational products and plan to utilize contract manufacturers if and when we obtain FDA approval. The FDA announced it would resume domestic facility inspections, after a previous temporary delay, and more recently the agency stated that it is transitioning back to standard operations for conducting domestic facility inspections. The agency continues its general suspension of foreign facility inspections (other than “mission-critical” inspections). Because of the global pandemic, decision-making around facility inspections by the FDA (including Pre-Approval and for cause inspections) continues to evolve. For example, the FDA recently announced an extension to a previous pause on domestic inspections through February 4, 2022, due to the omicron variant of COVID-19, with the goal of restarting inspections as soon as possible. Due to the uncertainty of the COVID-19 pandemic and the FDA’s related internal policies, this could impact future applications and approval of product candidates. The FDA has indicated that under certain circumstances it will utilize remote interactive evaluations which include inspection activities “in advance of or in lieu of” on-site drug inspections. Nevertheless, we cannot predict at this time whether this or other developments will cause delays or cause other situations that may adversely impact our business.

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

As of April 26, 2022, we had 116 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. For example, throughout the course of fiscal years 2020, 2021, and thus far in 2022, we saw both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

As of April 26, 2022, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 33% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of April 26, 2022, we have outstanding 38,913,550 shares of common stock and 6,998,245 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 30,911,550 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the use of the net proceeds from our capital raises, including the proceeds from sales pursuant to our Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to our March 2022 “at-the-market” sales agreement with SVB Securities, which provides for the sale of up to $200.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

10.1**

Second Amendment to Hercules Loan and Security Agreement, dated March 27, 2022, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

10.2

Asset Purchase Agreement, dated as of March 25, 2022, between Jazz Pharmaceuticals, plc and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2022).

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

AXSOME THERAPEUTICS, INC.

Date: May 2, 2022	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2022	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)