Form 10-Q
period 2022-06-30
Axsome Therapeutics, Inc.
filed 2022-08-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 40,304,124 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 1, 2022.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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
•
our future revenue projections, sales forecasts, and potential peak market data;
•
our expectations for generating revenue or becoming profitable on a sustained basis;
•
our expectations or ability to enter into marketing and other partnership agreements;
•
our expectations or ability to enter into product acquisition and in-licensing transactions;
•
our expectations or ability to expand our own commercial infrastructure to manufacture, market and sell our products;
•
our expected losses;
•
our ability to obtain and maintain intellectual property protection for our products;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,394,640	$86,472,854
Accounts receivables, net	16,167,927	—
Inventories, net	10,323,746	—
Prepaid and other current assets	4,091,369	45,286
Total current assets	103,977,682	86,518,140
Equipment, net	634,611	283,846
Right-of-use asset - operating lease	667,582	660,162
Goodwill	11,897,407	—
Intangible asset, net	62,874,350	—
Other assets	507,464	322,910
Total assets	$180,559,096	$87,785,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,430,961	$13,149,329
Accrued expenses and other current liabilities	16,480,322	9,295,180
Operating lease liability, current portion	709,120	620,675
Contingent consideration, current	5,950,000	—
Total current liabilities	42,570,403	23,065,184
Contingent consideration, non-current	29,330,407	—
Loan payable, long-term	93,458,824	49,089,522
Total liabilities	165,359,634	72,154,706
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 39,914,411 and 37,816,794 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	3,991	3,782
Additional paid-in capital	505,465,383	424,825,655
Accumulated deficit	(490,269,912)	(409,199,085)
Total stockholders’ equity	15,199,462	15,630,352
Total liabilities and stockholders’ equity	$180,559,096	$87,785,058

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$8,819,786	$—	$8,819,786	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	982,836	—	982,836	—
Research and development	15,792,202	14,503,326	28,377,343	31,099,014
Selling, general and administrative	31,160,140	16,344,361	56,863,871	27,592,734
Gain in fair value of contingent consideration	(860,000)	—	(860,000)	—
Intangible asset amortization	925,650	—	925,650	—
Total operating expenses	48,000,828	30,847,687	86,289,700	58,691,748
Loss from operations	(39,181,042)	(30,847,687)	(77,469,914)	(58,691,748)
Interest income (expense)	(2,257,474)	(1,436,522)	(3,600,913)	(2,852,431)
Net loss	$(41,438,516)	$(32,284,209)	$(81,070,827)	$(61,544,179)
Net loss per common share, basic and diluted	$(1.06)	$(0.86)	$(2.09)	$(1.64)
Weighted average common shares outstanding, basic and diluted	39,081,100	37,595,069	38,704,227	37,512,716

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	—	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199
Stock-based compensation	—	—	5,456,242	—	5,456,242
Issuance of common stock upon exercise of options	68,503	7	958,888	—	958,895
Issuance of common stock upon vesting of RSUs	144	—	—	—	—
Issuance of warrants upon debt financing	—	—	—	—	—
Issuance of common stock upon financing	16,419	2	1,096,501	—	1,096,503
Shares tendered for withholding taxes	—	—	(84,010)		(84,010)
Net loss	—	—	—	(32,284,209)	(32,284,209)
Balance at June 30, 2021	37,648,948	3,765	411,773,127	(340,340,272)	71,436,620
Balance at December 31, 2021	37,816,794	3,782	424,825,655	(409,199,085)	15,630,352
Stock-based compensation			7,598,329	—	7,598,329
Issuance of common stock upon exercise of options	18,015	2	181,635	—	181,637
Issuance of common stock upon vesting of RSUs	4,555	—	—	—	—
Issuance of common stock upon financing	1,044,081	104	31,008,497	—	31,008,601
Shares tendered for withholding taxes	—	—	(88,594)	—	(88,594)
Net loss	—	—	—	(39,632,311)	(39,632,311)
Balance at March 31, 2022	38,883,445	3,888	463,525,522	(448,831,396)	14,698,014
Stock-based compensation	—	—	10,161,678	—	10,161,678
Issuance of common stock upon exercise of options	6,691	—	176,412	—	176,412
Issuance of common stock upon vesting of RSUs	1,122	—	—	—	—
Issuance of common stock upon financing	1,023,153	103	30,794,544	—	30,794,647
Issuance of warrants upon debt financing	—	—	826,153	—	826,153
Shares tendered for withholding taxes	—	—	(18,926)	—	(18,926)
Net loss	—	—	—	(41,438,516)	(41,438,516)
Balance at June 30, 2022	39,914,411	3,991	505,465,383	(490,269,912)	15,199,462

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(81,070,827)	$(61,544,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,760,007	9,187,339
Amortization of intangible asset	925,650	—
Amortization of debt discount	683,022	560,752
Depreciation	104,430	18,075
Gain in fair value of contingent consideration	(860,000)	—
Amortization of operating lease right-of-use asset	553,960	530,437
Change in operating lease liability	(472,935)	(631,591)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,167,927)	—
Inventories, net	277,254	—
Prepaid expenses and other current assets	(1,204,490)	(287,431)
Accounts payable	6,281,632	(1,892,026)
Accrued expenses and other current liabilities	7,185,142	1,449,582
Other assets	(184,554)	—
Net cash used in operating activities	(66,189,636)	(52,609,042)
Cash flows from investing activities
Purchases of equipment	(455,195)	(48,872)
Cash paid for business combination	(53,000,000)	—
Net cash used in investing activities	(53,455,195)	(48,872)
Cash flows from financing activities
Proceeds from draw down of debt	45,000,000	—
Payment of debt issuance costs	(487,160)	—
Proceeds from issuance of common stock upon financing, net	61,803,248	7,212,367
Proceeds from issuance of common stock upon exercise of options	358,049	2,872,194
Payments of tax withholdings on stock award	(107,520)	(84,010)
Net cash (used in) provided by financing activities	106,566,617	10,000,551
Net (decrease) increase in cash	(13,078,214)	(42,657,363)
Cash at beginning of period	86,472,854	183,876,453
Cash at end of period	$73,394,640	$141,219,090
Supplemental disclosures of cash flow information:
Interest paid	$2,586,375	$2,312,917
Operating lease right-of-use asset obtained in exchange for operating lease liability	561,380	—
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	35,280,407	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company’s CNS portfolio includes four product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications. In May 2022, the Company acquired the U.S. rights to Sunosi® from Jazz Pharmaceuticals ("Jazz"), a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, and also recently approved in Europe in January 2020 by the European Commission. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company refers herein to its four product candidates and Sunosi, collectively, as the Company’s products.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $490.3 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings and the issuance of debt. Sales for Sunosi were recently initiated and the Company has not yet commercialized any of its other product candidates. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate additional revenues from its products.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. During that time, we expect that our expenses will increase due primarily to the commercialization of Sunosi while continuing to further develop the Company's pipeline assets. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

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

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products, if approved; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, if approved; and the Company’s ability to raise additional financing. If the Company does not successfully commercialize any of its products, it will be unable to generate sufficient additional recurring product revenue to achieve and maintain profitability.

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock‑based compensation expense; the determination of the fair value of the warrants; the accounting for research and development costs; accounting for acquisitions; impairments goodwill and intangible assets; contingent consideration; chargebacks, cash discounts, sales rebates, returns and other adjustments; and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Revenue Recognition

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company did not generate any product related revenue until the Sunosi acquisition, and therefore the adoption of ASC Topic 606 did not have an impact to the Company’s financial statements for any prior periods or upon adoption. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, this occurs upon transfer of the title along with the physical transfer of the Company's goods to the Company's third-party logistics provider ("3PL") as that is when the customer has obtained control of significantly all of the economic benefits. The reported results for the three and six months ended June 30, 2022 reflect the application of ASC Topic 606.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below).

Product Sales, net

The Company sells Sunosi in the United States through a single 3PL, which takes title and control of the goods. The 3PL distributes the product to wholesale distributors (collectively the "Distributors") with whom we have entered into formal agreements for delivery to retail pharmacies.

Reserves for Variable Consideration

Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances - The Company generally provides discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its distributors for distribution services and data. These payments have been recorded as a reduction of net sales within the consolidated statements of operations through June 30, 2022, as well as a reduction to accounts receivable, net on the consolidated balance sheets.

Product Returns - Consistent with industry practice, the Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a component of accrued expense and other current liabilities on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information.

Provider Chargebacks and Discounts - Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to distributors. Distributors charge the Company for the difference between what they pay for the product and the ultimate selling price. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net.

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third party administrator based on the statutory calculation defined in the Agreement with Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability recorded as an accrued expenses and other current liabilities on the consolidated balance sheets.

Coverage Gap - The Medicare Part D coverage gap is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale resulting in a reduction of product revenue and the establishment of a current liability recorded as an accrued expenses and other current liabilities on the consolidated balance sheets.

Other Incentives - Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

The Company makes significant estimates and judgments that materially affect its recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of developing and delivering novel therapies for the management of CNS disorders.

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2022, the balance of cash and cash equivalents was $73.4 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At June 30, 2022, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash. At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. In 2022, all of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms. The Company’s accounts receivable balance as of June 30, 2022 is compromised solely from transactions with the Company’s 3PL.

Business Combination

The Company accounted for the Sunosi acquisition as a business combination using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the acquisition of Sunosi from Jazz, the Company recorded goodwill and an intangible asset.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of June 30, 2022, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the six months ended June 30, 2022.

Intangible Assets

All of our intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on future sales. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

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

Level 3—Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, current and non-current contingent consideration. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet (see Note 6 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The key assumptions used to determine the fair value of acquisition-related assets and liabilities are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. In 2022, 100% were generated from the Company's 3PL. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2022, we have not recorded any allowances on receivables.

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

Inventories, net

The Company values its inventories at the lower of cost or estimated net realizable value. The inventory associated with the Sunosi acquisition is stated at fair value due to purchase accounting. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead, and shipping and handling costs on a first-in, first-out (“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired and manufactured prior to receipt of regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Equipment, net

Equipment consists primarily of computer equipment and is recorded at cost. Equipment is depreciated on a straight‑line basis over its estimated useful life, which the Company estimates to be three years. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

Cost of Product Sales

The Company's cost of product sales relates to sales of Sunosi. Cost of product sales primarily includes product royalty fees, overhead, and direct costs (inclusive of material, shipping, handling, and manufacturing costs). Cost of product sales excludes depreciation and amortization. Cost of product sales were approximately $1.0 million and $0 for the three and six months ended June 30, 2022 and 2021, respectively. There were no sales in 2021.

The Company also assumed the commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The related royalties are recorded within cost of product sales on the statement of operations.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 and has not recorded an income tax benefit for the six months ended June 30, 2022 and 2021 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2022, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2022 and 2021.

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

Note 3. Business Combination

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company will acquire Sunosi from Jazz (the “Acquisition”). The Company accounted for the Acquisition as a business combination using the acquisition method of accounting. The acquisition of Sunosi will occur in two separate closings. The sale and purchase of Specified Initial Assets as defined and contemplated by the Purchase Agreement occurred on May 9, 2022 (“Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of Specified Ex-U.S. Assets contemplated by the Purchase Agreement is expected to occur during the fourth quarter of 2022 (“Final Closing” or “Ex-U.S. Closing”).

Under the terms of the Asset Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing $300 million term loan facility with Hercules Capital, Inc.

In conjunction with the Acquisition, the Company incurred approximately $0.5 million in transaction costs, which were expensed as selling, general, and administrative expense in the consolidated statement of operations during the six months ended June 30, 2022.

Our Consolidated Statement of Operations for the three and six months ended June 30, 2022, include $8.8 million of Product sales and $4.6 million of Net Loss associated with the result of operations of Sunosi from the acquisition date to June 30, 2022.

Preliminary purchase consideration consisted of the following:

Cash at settlement	$53,000,000
Fair value of contingent consideration	36,140,407
Total	$89,140,407

The preliminary allocation of the fair value of the Sunosi acquisition is shown in table below:

Estimated fair value
Inventory	$10,601,000
Other current assets	3,551,000
Developed technology	63,800,000
Goodwill	11,897,407
Accrued expenses and other current liabilities	(709,000)
Total	$89,140,407

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. As such, the purchase price amount and allocations for this transaction are preliminary estimates including developed technology, goodwill and contingent consideration, which may be subject to change within the measurement period.

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

Inventories acquired included raw materials, work in process and finished goods for Sunosi. Inventories were recorded at their estimated fair values categorized as Level 3. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $1.1 million was originally recorded in connection with the Acquisition.

Other current assets acquired were sample inventory and the rebates for Sunosi sales by the Company after the Initial Closing to be covered by Jazz.

Intangible assets include acquired developed technology. The fair value of the acquired developed technology asset was determined by applying the income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs, using a discount rate of 43.5 % that reflects the return requirements of the market. This intangible asset is being amortized over an estimated useful life of 10 years.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $ 11.9 million was established as a result of the Acquisition. The Company expects that the entire amount of the purchase price allocated to goodwill will be deductible for U.S. income tax purposes over a 15-year period.

Accrued expense and other current liabilities acquired were the Company's assumed sales returns liability for Sunosi after the transaction close date related to Jazz sales prior to the Initial Closing

Pro Forma Consolidated Financial Information

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2021, the earliest period presented herein:

	Six Months Ended
	June 30,	June 30,
	2022	2021
Net revenues	$32,848,000	$21,328,000
Net Loss	(108,332,000)	(169,365,000)

These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 4. Goodwill

Goodwill of $11.9 million was recorded in connection with the Sunosi acquisition as described in Note 3 Business Combination. The Company will perform an annual impairment test unless condition exist where an interim impairment analysis is necessary.

The following table provides the Company’s goodwill as of June 30, 2022. There was no goodwill impairment during six months ended June 30, 2022.

Goodwill
Balance at December 31, 2021	$—
Goodwill from Sunosi Acquisition	11,897,407
Goodwill impairment	—
Balance at June 30, 2022	$11,897,407

Note 5. Intangible Asset

The gross carrying amount and net book value of our intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2021	$—
Gross Carrying Amount	63,800,000	10-years
Accumulated Amortization	(925,650)
Net Book Value at June 30, 2022	$62,874,350

Based on finite-lived intangible assets recorded as of June 30, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2022	3,213,578
2023	6,374,760
2024	6,392,226
2025	6,374,760
2026	6,374,760
Thereafter	34,144,266
Total	$62,874,350

Note 6. Fair Value of Financial Instruments

In connection with the Sunosi acquisition, we pay a royalty on net sales of Sunosi. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the May 9, 2022 acquisition date, the contingent consideration had a fair value of $36.1 million. The fair value of the contingent consideration was $35.3 million as of June 30, 2022 and is reflected as current accrued contingent consideration of $6.0 million and non-current contingent consideration liability of $29.3 million in the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

May 9, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$36,140,407	$36,140,407

June 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$35,280,407	$35,280,407
Total	$—	$—	$35,280,407	$35,280,407

The fair value of the contingent consideration was remeasured at June 30, 2022. The fair value of the financial instruments as of June 30, 2022 is as follows:

Contingent Consideration
Balance at December 31, 2021	$—
Initial estimate	36,140,407
Gain in fair value of contingent consideration	(860,000)
Balance at June 30, 2022	$35,280,407

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of June 30, 2022	As of May 9, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent Consideration	Probability weighted income approach	Discount rate	13.2%	11.7%
		Revenue Discount rate	20.9%	20.8%

The fair value measurement of the contingent consideration is sensitive to the change in discount rate. As of June 30, 2022, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $33.6 million to $37.0 million. As of June 30, 2022, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $34.1 million to $36.6 million.

Note 7. Inventory

Inventory consists of the following:

June 30, 2022
Raw materials	$1,307,000
Work in process	8,430,000
Finished goods	586,746
Total	$10,323,746

As of June 30, 2022, inventories included $1.1 million related to the purchase accounting inventory fair value step-up on inventory acquired in the Sunosi Acquisition for the U.S. Territory.

Note 8. Accrued Expenses and Other Current Liabilities

At June 30, 2022 and December 31, 2021 accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued research and development	$2,792,715	$2,416,897
Accrued compensation	3,871,439	4,050,236
Accrued selling, general and administrative	3,496,776	2,442,700
Accrued sales discounts, rebates and allowances	4,816,205	—
Accrued royalties	705,583	—
Accrued interest	797,604	385,347
Total	$16,480,322	$9,295,180

Note 9. Loan and Security Agreement

Hercules Capital, Inc.

Second Amendment to the Loan Agreement

On March 27, 2022, in connection with the Acquisition (as described above), the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Hercules Capital, Inc., or Hercules. The Second Amendment closed on May 9, 2022 concurrently with the closing of the Acquisition.

The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020 (as amended by the First Amendment to the Loan and Security Agreement, dated of October 14, 2021) (the “Loan Agreement”). The changes in the Term Loan Advances (as defined in the Loan Agreement) amounts and dates are as follows: (i) increasing the Tranche 1 (as defined in the Loan Agreement) from $60.0 million to $95.0 million, whereby $45.0 million was drawn upon the Second Amendment closing date (ii) changing the Tranche 2 Advances to three sub-tranches of $35.0 million, $35.0 million and $30.0 million, respectively, for a same total value of $100.0 million, upon Approval of AXS-05 (iii) changing the Tranche 3 Advance to two sub-tranches of $15.0 million and $5.0 million, respectively, for the same total value of $20.0 million, upon Approval of AXS-07 (iv) decreasing the Tranche 4 Advance from $55.0 million to $50.0 million, available upon achievement of certain combined sales and outstanding debt criteria and (v) decreasing the Tranche 5 Advance from $75.0 million to $35.0 million, subject to the approval from Hercules. The outstanding balance of the debt bears interest at a floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%) to not exceed 10.70%.

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

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Only after additional amounts are drawn down by the Company in the future, if the Company decides to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

•
Effective upon closing of the Second Amendment of the Loan Agreement, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to $40.0 million, plus the amount of the Company’s accounts payable under U.S. GAAP not paid after the 180th day following the invoice for such account payable (such amount, the “Qualified Cash A/P Amount”). The $40.0 million threshold decreases to $25.0 million upon achievement of the AXS-05 milestone.
•
Effective upon the (i) the last calendar month of the calendar quarter that is nine months following the earlier of (x) the date that the First Milestone is achieved (y) the date that the Second Milestone is achieved, or (z) the final closing date of the Sunosi acquisition (A) ensure that at all times its market capitalization exceeds $1.0 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 85% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.
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

In addition, the Company is required to pay a final payment fee equal to (A) $2,910,000 in connection with the drawn amount of Tranche 1A plus (B) 4.5% on the draw down of Tranche 1B and the aggregate amount of all term future loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may, at its option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the First Amendment Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the First Amendment Closing Date. These percentages are unchanged from the First Amendment to the Loan Agreement.

The Company evaluated whether the Hercules Term Loan entered into in March 2022 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the Second Amendment to the Hercules Agreement is less than 10% different from the remaining cash flows under the terms of the First amendment, the Second Amendment was accounted for as a debt modification. The unamortized balance of debt discount costs incurred in connection with those loans and additional debt discount costs incurred in connection with entry into the Hercules Second Amendment to the Loan Agreement, are being amortized through maturity in October 2026 utilizing the effective interest rate method.

Loan Interest Expense and Amortization

The interest expense, amortization expense for the final payment fee and debt discount related to the issuance costs and warrants for our debt is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Expense	$1,874,674	$1,156,458	$2,998,632	$2,300,208
Amortization of final payment fee	160,179	149,281	258,039	292,870
Amortization of debt discount related issuance costs and warrants	299,486	132,508	424,983	267,882

The outstanding debt and unamortized debt discount balances are as follows:

	June 30, 2022	December 31, 2021
Total Outstanding Debt	$95,000,000	$50,000,000
Add: accreted liability of final payment fee	952,722	706,407
Less: unamortized debt discount, long-term	(2,493,898)	(1,616,885)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$93,458,824	$49,089,522

Scheduled Principal Payments on Outstanding Debt, as of June 30, 2022, are as follows:

2022	—
2023	—
2024	—
2025	15,202,884
2026	79,797,116
Total principal payments outstanding	$95,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the six months ended June 30, 2022.

Note 10. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share:
Net loss	$(41,438,516)	$(32,284,209)	$(81,070,827)	$(61,544,179)
Weighted average common shares outstanding—basic and diluted	39,081,100	37,595,069	38,704,227	37,512,716
Net loss per common share—basic and diluted	$(1.06)	$(0.86)	$(2.09)	$(1.64)

The following potentially dilutive securities outstanding at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2022	2021
Stock options	6,522,561	4,461,985
Restricted stock units	713,311	309,126
Warrants	50,796	15,541
Total	7,286,668	4,786,652

Note 11. Commitments and Contingencies

Operating Leases

For the three and six months ended June 30, 2022 and 2021, the Company had the following operating lease expense:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2022	2021	2022	2021
Operating lease expense	General and administrative	290,769	286,923	581,538	573,846
Total operating lease expense		290,769	286,923	581,538	573,846

Future minimum lease payments of the Company’s operating leases as of June 30, 2022 were as follows:

2022	$615,000
2023	105,000
2024	—
2025	—
Thereafter	—
Total lease payments	720,000
Less imputed interest	(10,880)
Present value of operating lease liabilities	$709,120

In January 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street for a term of six months from August 1, 2022 through January 31, 2023. As of June 30, 2022, the remaining lease term for our operating lease was 0.6 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Note 12. Stockholders’ Equity

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

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the six months ended June 30, 2022, the Company received approximately $58.6 million in gross proceeds through the sale of 1,914,747 shares, of which net proceeds were approximately $56.8 million.

Upon the closing of the Second Amendment, Hercules also purchased 152,487 of the Company’s unregistered common stock for a total consideration of $5.0 million at a share price equal to $32.79 per share, pursuant to a share transfer agreement.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $292.9 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 3,341,813 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June 30, 2022.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	5,090,377	$28.89
Granted	1,590,426	31.62
Exercised	(24,706)	14.49
Forfeited	(111,376)	41.51
Expired	(22,160)	46.50
Outstanding at June 30, 2022	6,522,561	$28.98	7.5	$95,081,479
Vested and expected to vest at June 30, 2022	6,522,561	$28.98	7.5	$95,081,479
Exercisable at June 30, 2022	3,170,564	$17.70	5.8	$76,800,643

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

The weighted average grant date fair value of options granted was $23.70 per option for the six months ended June 30, 2022. As of June 30, 2022, there was $90.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.1 years. These amounts do not include 6,169 options outstanding as of June 30, 2022, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2022, total compensation cost not yet recognized related to unvested RSUs was $19.2 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table sets forth the RSU activity for the six months ended June 30, 2022:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	302,764	$42.93
Granted	482,793	23.85
Vested	(63,330)	42.19
Forfeited	(8,916)	40.51
Outstanding at June 30, 2022	713,311	$30.12

Stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,679,848	$2,302,504	$4,489,325	$3,836,899
General and administrative	7,481,830	3,153,738	13,270,682	5,350,440
Total	$10,161,678	$5,456,242	$17,760,007	$9,187,339

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2022:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2021	15,541	$80.43
Issued	35,255	31.91
Exercised	—	—
Outstanding at June 30, 2022	50,796	$46.75

Outstanding Warrants

In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share ("2022 warrants") and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share ("2020 warrants").

Both the 2022 warrants and 2020 warrants were priced using the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $0.8 million for the 2022 warrants and $0.9 million for the 2020 warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Note 13. License Agreements

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and six months ended June 30, 2022 and 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

Note 14. Royalty Agreements

Pursuant to the Purchase Agreement, the Company agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high-single digit royalty for any Current Indication (as defined in the Purchase Agreement), or (B) mid-single digit royalty for any Future Indication (as defined in the Purchase Agreement), of Net Sales (as defined in the Purchase Agreement) in the U.S. Territory (as defined in the Purchase Agreement) made during the applicable Royalty Term (as defined in the Purchase Agreement). There are no royalty payments due to Jazz for Net Sales outside of the U.S. Territory.

At the initial closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of the Product and retains rights in twelve Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones.

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

Overview

We are a biopharmaceutical company developing and delivering novel therapies for the management of central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our CNS portfolio includes Sunosi® and four CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14 which are being developed for multiple indications.

In May 2022, we acquired the U.S. rights to Sunosi® from Jazz Pharmaceuticals, ("Jazz"). Sunosi was launched in the U.S. in 2019 as a therapy to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Sunosi was approved in Europe in 2020, and the rolling launch is ongoing. Sunosi was approved in Canada in 2021. Sunosi® is the first and only dual-acting dopamine and norepinephrine reuptake inhibitor, or DNRI approved by the FDA to treat EDS in narcolepsy or OSA
. It is synergistic with the rest of our late-stage psychiatry and neurology pipeline
.
We intend to develop Sunosi for a new indication in ADHD with a Phase 3 trial initiation planned in 2022.

We refer herein to our four product candidates and Sunosi, collectively, as our products.

AXS-05 is being developed for the treatment of major depressive disorder, or MDD, for which a New Drug Application, or NDA, has been submitted and accepted for filing by the FDA. The FDA had set a Prescription Drug User Fee Act (PDUFA) target action date for the AXS-05 NDA of August 22, 2021, which was not completed on such date and therefore the review of the application is ongoing. AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. AXS-05 is also being developed for smoking cessation. AXS-07 is being developed for the acute treatment of migraine, for which an NDA was submitted and had a PDUFA target action date of April 30, 2022. On April 29, 2022, we received a Complete Response Letter (CRL) from the FDA regarding the NDA for AXS-07 for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

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

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities and commencing the commercialization of Sunosi. Subsequent to our IPO, we have raised capital through proceeds from sales of our common stock and warrants to purchase shares of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Sunosi but we do not expect to generate significant revenue unless and until we successfully commercialize Sunosi and/or at least one of our product candidates.

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $81.1 million and $61.5 million for the six months ended June 30, 2022 and 2021, respectively. Our accumulated deficit as of June 30, 2022 was $490.3 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to incur commercialization expenses for Sunosi as we look to continue to support the growth of the product. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. As we continue to seek regulatory approval for our product candidates, we expect to incur significant expenses in order to continue to create an infrastructure and support market readiness for the commercialization of our product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Acquisition of Assets of Jazz Pharmaceuticals

In March 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire Sunosi from Jazz (the "Acquisition"), a dual-acting dopamine and norepinephrine reuptake inhibitor indicated to improve wakefulness in adult patients living with excessive daytime sleepiness due to narcolepsy or obstructive sleep apnea, which was approved by the FDA in 2019 and by the European Medicines Agency, or EMA, in 2020. On May 9, 2022, we completed the acquisition of the U.S. rights for Sunosi. The sale and purchase of the Specified Ex-U.S. Assets contemplated by the Asset Purchase Agreement is expected to occur during the fourth quarter of 2022.

AXS-05

In January 2022, we provided a response to the FDA addressing the two, previously disclosed, deficiencies related to analytical methods in the Chemistry, Manufacturing, and Controls, or CMC, section of our NDA for AXS-05 for the treatment of major depressive disorder. At this time, we have not been made aware of any other deficiencies related to the NDA by the FDA.

In April 2022, we announced that we have received, and agreed to, Postmarketing Requirements/Commitments proposed by the FDA with respect to the NDA for our AXS-05 product candidate for the treatment of major depressive disorder.

In June 2022, we received from the FDA proposed labeling for AXS-05 with respect to our NDA for the treatment of major depressive disorder.

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

In May 2022, we entered in the Second Amendment to the Loan and Security Agreement (the "Second Amendment"). in connection with the Acquisition (as described above) with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among the Company, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021).

Financial Overview

Revenue

Net revenues from product sales consist of sales of Sunosi, which we acquired in May 2022. We generated approximately $8.8 million in net revenue from product sales in the quarter ended June 30, 2022.

We expect that Sunosi revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may generate revenue in the future.

Cost of product sales

Cost of product sales is the fair value of inventory acquired from Jazz and sold during the period. Additionally, it includes royalty expense. In the future, it will be comprised of direct costs of formulating, manufacturing and packaging drug product, overhead costs consisting of labor, customs, stock based compensation, shipping, outside inventory management and other miscellaneous operating costs, and royalty payments on product sales.

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

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application, or NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Sunosi or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

The following table summarizes our research and development expenses for our primary products for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sunosi	$964,353	$—	$964,353	$—
AXS-05	6,483,993	2,184,776	12,514,433	12,228,922
AXS-07	2,202,943	7,290,067	4,349,430	9,821,616
AXS-12	1,641,781	819,569	3,523,317	1,553,427
AXS-14	703,102	4,039	944,449	4,039
Other research and development	1,116,182	1,902,371	1,592,036	3,654,111
Stock-based compensation	2,679,848	2,302,504	4,489,325	3,836,899
Total research and development expenses	$15,792,202	$14,503,326	$28,377,343	$31,099,014

During the six months ended June 30 2021, the category "Other research and development expenses" primarily consisted of employee salaries and benefits, facilities, and overhead costs. Beginning July 2021, employee salaries and benefits were allocated to specific products.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock-based compensation and travel expenses. Also included in general and administrative expenses are pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. Selling, general and administrative expenses are expensed when incurred.

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

There have been material changes to our critical accounting policies since the beginning of our fiscal year. We believe that our most critical accounting policies are those relating to variable consideration associated with revenue recognition, business combinations and contingent consideration. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$8,819,786	$—	$8,819,786	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	982,836	—	982,836	—
Research and development	15,792,202	14,503,326	28,377,343	31,099,014
Selling, general and administrative	31,160,140	16,344,361	56,863,871	27,592,734
Gain in fair value of contingent consideration	(860,000)	—	(860,000)	—
Intangible asset amortization	925,650	—	925,650	—
Total operating expenses	48,000,828	30,847,687	86,289,700	58,691,748
Loss from operations	(39,181,042)	(30,847,687)	(77,469,914)	(58,691,748)
Interest income (expense)	(2,257,474)	(1,436,522)	(3,600,913)	(2,852,431)
Net loss	$(41,438,516)	$(32,284,209)	$(81,070,827)	$(61,544,179)

Comparison of the three months ended June 30, 2022 and 2021

Product sales, net. We acquired the U.S. rights to Sunosi from Jazz on May 9, 2022. We sold Sunosi in the United States through a single 3PL. The 3PL distributes the product to wholesale distributors with whom we have entered into formal distribution agreements.

Cost of product sales. In connection with the Sunosi acquisition, we acquired inventory which was sold through our 3PL as described above. This also includes the royalty expense to SK and Aerial.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2022 were $15.8 million, compared to $14.5 million for the three months ended June 30, 2021, an increase of $1.3 million. The increase was driven by expenses related to personnel expense and ongoing clinical trial costs.

Selling, general and administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2022 were $31.2 million, compared to $16.3 million for the three months ended June 30, 2021, an increase of $14.9 million. The increase was primarily related to pre-commercial activities, commercial activities for the Sunosi acquisition, personnel expense, along with an increase in non-cash stock compensation expense.

Gain in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs such as the discount rates.

Intangible asset amortization. As part of the preliminary purchase price allocation, we determined the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years.

Interest income (expense). Interest and amortization of debt discount expense for the three months ended June 30, 2022 was $2.3 million, compared to $1.4 million for the three months ended June 30, 2021, an increase of $0.9 million. The increase is mainly due to higher debt balance compared to the prior comparable period since we amended our loan and security agreement with Hercules in May 2022.

Comparison of the six months ended June 30, 2022 and 2021

Product sales, net. We acquired the U.S. rights to Sunosi from Jazz on May 9, 2022. We sold Sunosi in the United States through a single 3PL. The 3PL distributes the product to wholesale distributors with whom we have entered into formal distribution agreements.

Cost of product sale. In connection with the Sunosi acquisition, we acquired inventory which was sold through our 3PL as described above. This also includes the royalty expense to SK and Aerial.

Research and Development Expenses. Our research and development expenses for the six months ended June 30, 2022 were $28.4 million, compared to $31.1 million for the six months ended June 30, 2021, a decrease of $2.7 million. The decrease was driven by NDA fees that were incurred in the prior comparable period.

Selling, general and administrative Expenses. Our selling, general and administrative expenses for the six months ended June 30, 2022 were $56.9 million, compared to $27.6 million for the six months ended June 30, 2021, an increase of $29.3 million. The increase was primarily related to pre-commercial activities, commercial activities for the Sunosi acquisition, personnel expense, along with an increase in non-cash stock compensation expense.

Gain in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs such as the discount rates.

Intangible asset amortization. As part of the preliminary purchase price allocation, the Company determined the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years.

Interest income (expense). Interest and amortization of debt discount expense for the six months ended June 30, 2022 was $3.6 million, compared to $2.9 million for the six months ended June 30, 2021, an increase of $0.7 million. The increase is mainly due to higher debt balance compared to the prior comparable period since we amended our loan and security agreement with Hercules in May 2022.

Liquidity and Capital Resources

Since our inception through June 30, 2022, we have financed our operations primarily through proceeds from equity offerings and debt borrowings. See discussion below.

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

Under both the December 2019 and March 2022 Sales Agreements, for the six months ended June 30, 2022, we received approximately $58.6 million in gross proceeds through the sale of 1,914,747 shares, of which net proceeds were approximately $56.8 million.

In March 2022, we entered into a Second Amendment to Loan and Security Agreement with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment). In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment was effective upon the closing of the Acquisition on May 9, 2022. See 'Contractual Obligations and Commitments - March 2022 Second Amendment to the Loan and Security Agreement – Hercules' section below for more information.

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

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations into 2024, based on the current operating plan, which includes the potential launch of AXS-05 in MDD and the commercialization of Sunosi. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(66,189,636)	$(52,609,042)
Investing activities	(53,455,195)	(48,872)
Financing activities	106,566,617	10,000,551
Net increase (decrease) in cash	$(13,078,214)	$(42,657,363)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2022 was $66.2 million as compared to $52.6 million for the six months ended June 30, 2021. The increase of $13.6 million in net cash used was mainly due to the commercialization activities.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2022 was $53.5 million and was less than $0.1 million for the six months ended June 30, 2021. The increase was due to the Sunosi acquisition for $53 million.

Financing Activities. Cash provided by financing activities was $106.6 million for the six months ended June 30, 2022, which included net proceeds from Tranche 1B related to the Second Amendment of the Loan and Security Agreement with Hercules of $45.0 million along with the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, the sale of common stock through our Sales Agreement with SVB Securities of $56.8 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.4 million. Cash provided by financing activities was $10.0 million for the six months ended June 30, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Securities of $7.2 million and proceeds from the issuance of common stock upon exercise of employee stock options of $2.9 million, offset by cash paid out related to tax withholdings on stock awards of $0.08 million.

Funding requirements

We have not achieved profitability since our inception and we expect to continue to incur significant losses for the foreseeable future. We expect our losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved product, including Sunosi. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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

March 2022 Second Amendment to the Loan and Security Agreement – Hercules

In March 2022, we entered into a Second Amendment to Loan and Security Agreement with Hercules Capital, Inc. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment). In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment was effective upon the closing of the Acquisition on May 9, 2022.

The Second Amendment changed the Term Loan Advance (as defined in the Loan Agreement) amounts and dates available under Tranche 1 through Tranche 5, including increasing the Tranche 1 Advance (as defined in the Loan Agreement) from $60.0 million to $95.0 million, changing the Tranche 2 Advances (as defined in the Loan Agreement) from two sub-tranches of $50.0 million each to three sub-tranches of $35.0 million, $35.0 million and $30.0 million, respectively, changing the Tranche 3 Advance (as defined in the Loan Agreement) from one tranche of $20.0 million to two sub-tranches of $15.0 million and $5.0 million, respectively, decreasing the Tranche 4 Advance (as defined in the Loan Agreement) from $55.0 million to $50.0 million, and decreasing the Tranche 5 Advance (as defined in the Loan Agreement) from $75.0 million to $35.0 million; (iii) modified the interest rate (a floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%) to not exceed 10.70%; and (iv) changed the minimum cash requirement of the Company from $15,000,000 (plus certain accounts payable amounts) to $40,000,000 (plus certain accounts payable amounts), provided that upon U.S. Food and Drug Administration (the “FDA”) approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder, the minimum cash requirement shall be $25.0 million (plus certain accounts payable amounts).

Royalty Agreements

Pursuant to the Purchase Agreement, we agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high-single digit royalty for any Current Indication or (B) mid-single digit royalty for any Future Indication, of Net Sales in the U.S. Territory made during the applicable Royalty Term (in each case, as those terms are defined in the Purchase Agreement). There are no royalty payments due to Jazz for Net Sales outside of the U.S. Territory.

At the initial closing, we assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in twelve Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on our sales of Sunosi, and we are committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones.

Employees and Human Capital Management

As of August 1, 2022, we had 198 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $73.4 million and $86.5 million as of June 30, 2022 and December 31, 2021, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2022 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2022, other than continuing changes to our internal control process resulting from acquisition of Sunosi, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et. al., in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and one director (the “Securities Class Action”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its New Drug Application with the FDA, with respect to one of its product candidates, AXS-07. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company has not yet answered or otherwise responded to the complaint.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et. al., in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The complaint arises out of similar allegations as those made in the Securities Class Action. The plaintiff asserts claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Securities Exchange Act of 1934. The plaintiff seeks unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Company has not yet answered or otherwise responded to the complaint.

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

•
We have a limited operating history and a minimal history of commercializing products, which may make it difficult to evaluate our business and prospects.
•
We are substantially dependent on the success of our products and cannot guarantee that any of our products will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.
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
•
If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
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
•
We are dependent on third parties to decide to utilize our products effectively, including by making them readily available at the point of care throughout their networks of pharmacies.
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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, which we refer to herein as our product candidates, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $81.1 million for the six months ended June 30, 2022 and $130.4 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $490.3 million. To date, we have not received regulatory approvals for any of our product candidates. We recently acquired the U.S. rights to Sunosi and have begun commercial sale of Sunosi in the US. We refer herein to our four product candidates and Sunosi, collectively, as our products. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Sunosi and our current and future product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•
continue to expand commercial sales of Sunosi;
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

To become and remain profitable, we must succeed in developing and/or commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates, or if we are able to successfully commercialize approved commercial products that we have acquired, such as Sunosi. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post-marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

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
•
the costs of expanding commercial organization to sell, market, and distribute our product candidates;
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan of up to $225.0 million, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan to $300.0 million. In March 2022, we entered into a Second Amendment to the 2020 Term Loan that among other things, changed the terms of the Term Loan Advances (as defined in the 2020 Term Loan) upon the consummation of the Acquisition. The Loan and Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

The covenants also include, upon the Second Amendment closing date, maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $40.0 million, plus the amount of our accounts payable under U.S generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. The $40.0 million threshold decreases to $25.0 million upon achievement of the AXS-05 milestone. Further, effective upon the later of (i) the last calendar month of the calendar quarter that is nine months following the earlier of (x) the date that the AXS-05 Milestone is achieved (y) the date that the AXS-07 Milestone is achieved, or (z) the final closing date of the Sunosi acquisition, we are obligated to (A) ensure that at all times our market capitalization exceeds $1.0 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 85% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per our board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.

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

We have a limited operating history and a minimal history of commercializing products, which may make it difficult to evaluate our business and prospects.

We commenced operations in 2012, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, including undertaking preclinical studies and conducting clinical trials of our product candidates, and our recent acquisition and commercialization of Sunosi. We have not yet demonstrated an ability to obtain regulatory approval for, or successfully commercialize, a product candidate and we have only recently begun commercial sales of Sunosi. In addition, as a relatively nascent business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown difficulties. If any of our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and its supply chain, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrade of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy used by us. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

RISKS RELATED TO OUR BUSINESS AND THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our products and cannot guarantee that any of our products will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.

We currently have one recently acquired product, Sunosi, approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business, including our ability to generate revenue, depends entirely on the successful commercialization of Sunosi and the successful development and commercialization of our product candidates, which may never occur. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our products within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our products may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future products. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our products.

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

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit or regulatory actions that would delay or prevent the review or approval of our product candidates.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third‑party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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
•
the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient fundswe may decide, or regu for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the completed Phase 2 ASCEND trial and Phase 3 GEMINI trial in MDD to support an NDA for AXS-05 for the treatment of MDD; the Phase 3 ADVANCE trial and one additional Phase 3 trial to support an NDA for AXS-05 for the treatment of AD agitation; the Phase 2 CONCERT trial and ongoing SYMPHONY trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy; and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;

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

Failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed abroad.

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

We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off‑label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

If we are found to have impermissibly promoted any of our products, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off‑label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. Thus, we and any of our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

We are, and will continue to be subject to, ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our products, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Our product(s) are and will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP, for any clinical trials that we conduct post approval. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, including boxed warnings, contraindications, and precautions that are not desirable for successful commercialization and any requirement to implement a REMS that render the approved product not commercially viable or other post-market requirements or restrictions. Any such restrictions could limit sales of the product.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular products, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates or that could impose additional regulatory obligations on our products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

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

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCTS

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

Moreover, in addition to generic competition, we could face competition from other companies seeking approval of drug products that are similar to ours using the 505(b)(2) pathway. Such applicants may be able to rely on our products, or other approved drug products or published literature to develop drug products that are similar to ours. The introduction of a drug product similar to our product candidates could expose us to increased competition.

Further, if we do not file a patent infringement lawsuit against a generic manufacturer within 45 days of receiving notice of its paragraph IV certification, the ANDA or 505(b)(2) applicant may not be subject to a 30‑month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Accordingly, we may be subject to generic competition or competition from similar products, or may need to commence patent infringement proceedings, which would divert our resources.

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

Competition that our products may face from generic or similar versions of our products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates.

AXS-12 received Orphan Drug Designation from the FDA. However, there is no guarantee that we will receive this designation for any of our other product candidates or receive or maintain any corresponding benefits for any of our other product candidates that may receive Orphan Drug Designation in the future, including periods of exclusivity.

AXS-12 received Orphan Drug Designation from FDA for the treatment of narcolepsy. We may also seek Orphan Drug Designation for our other products, as appropriate.

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

We are currently expanding our commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products, which include the creation of a sales force to launch our product candidates throughout the United States. This may require additional compliance with a range of federal and state laws. If we commercialize our product candidates outside the United States, we intend to partner with marketing and sales collaborators, rather than with our own sales force.

We have limited experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. Our role as an NDA holder and a virtual manufacturer along with the establishment and development of our commercial infrastructure, our own sales force, and related compliance plans to market any products we may develop, will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop these capabilities. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize any of our current or future product candidates, which would limit our ability to generate revenue from those product candidates. Factors that may inhibit our efforts to commercialize any of our products on our own include:

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

As we expand our commercial infrastructure, we will incur expenses prior to product launch in recruiting this sales force and developing a compliant marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for any of our current or future products and may have to limit their commercialization.

The use of any of our current or future product candidates in clinical trials, and the sale of any of our products for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any of our products. For example, we may be sued if any products we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue from including from:

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

Sunosi is a controlled substance and may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.

Sunosi contains controlled substances as defined in the Federal Controlled Substances Act, or CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the U.S. Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with

Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. Sunosi is a Schedule IV controlled substance.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, they may separately schedule our products or our product candidates as well. We or our partners may also be required to obtain separate state registrations, permits or licenses in order to be able to manufacture, distribute, administer or prescribe controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

U.S facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our products and products candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties. Any penalties imposed by the DEA to us or our third-party manufacturers which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. We currently outsource all manufacturing of our products to third parties typically without any guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Any delays in obtaining adequate supplies with respect to our products may delay the development or commercialization of our products. Moreover, we do not yet in all cases have agreements established regarding commercial supply of our product candidates, and we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our current or future product candidates for which we obtain approval in the future.

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our existing or future products and programs. Our products may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third‑party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our products or the drug substances used to manufacture them, it will be more difficult for us to develop our products and compete effectively. Further, even if we do establish such collaborations or arrangements, our third‑party manufacturers may breach, terminate, or not renew these agreements.

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

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA and comparable foreign regulatory authorities that are applicable to both finished drug products and active pharmaceutical ingredients used both for clinical and commercial supply, through its facilities inspection program. The FDA must verify our contract manufacturers’ compliance with cGMP requirements and comparable foreign regulatory authorities will similarly inspect our contract manufacturers’ facilities after we submit our marketing applications to the agency and comparable foreign regulatory authorities. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we are ultimately responsible for the manufacture of our products, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop or market our products, or obtain regulatory approval for, our product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment; suspension or restrictions of production; suspension, delay, or denial of product approval or supplements to approved products; clinical holds or termination of clinical studies; warning or untitled letters; regulatory authority communications warning the public about safety issues with the drug; refusal to permit the import or export of the products; product seizure, detention, or recall; suits under the civil False Claims Act; corporate integrity agreements; consent decrees; or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates or successfully commercialize our products.

Any failure or refusal to supply our products or components for our current or future product candidates that we may develop could delay, prevent, or impair our clinical development or commercialization efforts. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

We may retain third‑party service providers to perform a variety of functions related to the sale and distribution of any of our current or future products, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain a service provider, we would substantially rely on it as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our products and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.

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

We are dependent on third parties to decide to utilize our products effectively, including by making them readily available at the point of care throughout their networks of pharmacies.

In addition to extensive internal efforts, the successful commercialization of our products will require many third parties, over whom we have no control, to decide to utilize our products, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. Generally, before an HMO or long-term care facility will acquire any of our products for its own pharmacies, or a PBM will pay retail network pharmacies on behalf of its health plans, any such products must be approved for addition to that organization’s list of approved drugs, or formulary list, by the organization’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. PBM P&T committees develop the criteria for plan beneficiaries to access prescription medication, including such cost control measures as step therapy and prior authorization. The frequency of P&T committee meetings varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, P&T committees may be concerned that the cost of acquiring any of our products for use in their institutions or reimbursing retail pharmacies outweighs clinical benefits and will resist efforts to add any such products to the formulary or implement restrictions on the usage of the drug in order to control costs. Third-party payors often have tiered formularies in which the non-preferred drugs have significantly higher co-pays, causing prescription rejections, and define therapeutic class broadly to increase competition for preferred status. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to maintain and grow sales of any of our products.

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

Our ability to develop, manufacture, market, and sell any of our current and future products depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the general field of treatment and management of pain and other CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending against litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future products may infringe. There could also be existing patents of which we are not aware that any of our current or future products may inadvertently infringe.

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
•
if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•
redesigning our products and processes so they do not infringe, which may not be possible or could require substantial funds and time.

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.

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

Most of our competitors are larger than we are and have substantially greater resources than we do. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our products to market.

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

In connection with the acquisition of Sunosi, in addition to the upfront purchase price, we assumed certain liabilities in connection with the acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz Pharmaceuticals on U.S. net sales. There are no royalty payments due to Jazz Pharmaceuticals for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz Pharmaceuticals to SK Biopharmaceuticals Co., Ltd. (SK) and Aerial Biopharma, LLC (Aerial). The assumed commitments to SK and Aerial include single-digit tiered royalties and certain sales and development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We rely on trade secrets to protect our proprietary technological advances and know‑how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators, sponsored researchers, and other advisors, including the third parties we rely on to manufacture our products, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

We or our licensors may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patent applications and patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our third‑party manufacturers may use hazardous materials in the production of our products and if so, they must comply with environmental laws and regulations, which can be expensive and restrict how we or they do business.

Manufacturing activities for the production of our products involve the controlled storage, use, and disposal of hazardous materials, including the components of our products, and other hazardous compounds. Our third‑party manufacturers and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, and disposal of, and exposure to, these hazardous materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third‑party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

As of August 1, 2022, we had 198 full‑time employees. We will need to substantially expand our managerial, commercial, financial, manufacturing, and other personnel resources in order to manage our operations and prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems, and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve its ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to its brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of its investors, customers and other stakeholders, we could experience reduced demand for its products, loss of customers, and other negative impacts on our business and results of operations.

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
•
regulatory developments affecting our current products, or the products of our competitors; and
•
the level of underlying demand for our products

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

As of August 1, 2022, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 32% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of August 1, 2022, we have outstanding 40,304,124 shares of common stock and 7,325,815 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 32,302,124 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1**	Form of Warrant Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc. and Hercules Capital, Inc.

10.2**

Share Transfer Agreement, dated as of May 9, 2022, by and between Axsome Therapeutics, Inc., Hercules Capital, Inc., Hercules Private Global Venture Growth Fund I L.P., and Hercules Private Credit Fund I L.P.

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

AXSOME THERAPEUTICS, INC.

Date: August 9, 2022	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)