Form 10-Q
period 2022-09-30
Axsome Therapeutics, Inc.
filed 2022-11-07
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 43,426,162 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2022.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
our expectations for becoming profitable on a sustained basis;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,520,218	$86,472,854
Accounts receivables, net	20,302,222	—
Inventories, net	2,103,477	—
Prepaid and other current assets	2,457,513	45,286
Total current assets	252,383,430	86,518,140
Equipment, net	626,990	283,846
Right-of-use asset - operating lease	384,568	660,162
Goodwill	11,897,000	—
Intangible asset, net	61,267,561	—
Non-current inventory and other assets	12,398,220	322,910
Total assets	$338,957,769	$87,785,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,844,629	$13,149,329
Accrued expenses and other current liabilities	40,021,759	9,295,180
Operating lease liability, current portion	416,876	620,675
Contingent consideration, current	7,000,000	—
Total current liabilities	60,283,264	23,065,184
Contingent consideration, non-current	27,400,000	—
Loan payable, long-term	93,913,159	49,089,522
Total liabilities	181,596,423	72,154,706
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 43,425,707 and 37,816,794 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	4,342	3,782
Additional paid-in capital	692,450,128	424,825,655
Accumulated deficit	(535,093,124)	(409,199,085)
Total stockholders’ equity	157,361,346	15,630,352
Total liabilities and stockholders’ equity	$338,957,769	$87,785,058

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statetements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$16,845,792	$—	$25,665,578	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	1,923,831	—	2,906,667	—
Research and development	14,877,021	13,180,258	43,254,364	44,279,272
Selling, general and administrative	40,892,443	20,226,884	97,756,314	47,819,618
Gain in fair value of contingent consideration	(42,120)	—	(902,120)	—
Intangible asset amortization	1,606,789	—	2,532,439	—
Total operating expenses	59,257,964	33,407,142	145,547,664	92,098,890
Loss from operations	(42,412,172)	(33,407,142)	(119,882,086)	(92,098,890)
Interest expense, net	(2,411,040)	(1,475,535)	(6,011,953)	(4,327,966)
Net loss	$(44,823,212)	$(34,882,677)	$(125,894,039)	$(96,426,856)
Net loss per common share, basic and diluted	$(1.07)	$(0.93)	$(3.17)	$(2.57)
Weighted average common shares outstanding, basic and diluted	41,704,362	37,680,966	39,715,261	37,569,416

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	3,731,097	—	3,731,097
Issuance of common stock upon exercise of options	94,000	10	1,913,289	—	1,913,299
Issuance of common stock upon vesting of RSUs	1,917	—	—	—	—
Issuance of common stock upon financing	93,877	9	6,115,855	—	6,115,864
Net loss	—	—	—	(29,259,970)	(29,259,970)
Balance at March 31, 2021	37,563,882	3,756	404,345,506	(308,056,063)	96,293,199
Stock-based compensation	—	—	5,456,242	—	5,456,242
Issuance of common stock upon exercise of options	68,503	7	958,888	—	958,895
Issuance of common stock upon vesting of RSUs	144	—	—	—	—
Issuance of warrants upon debt financing	—	—	—	—	—
Issuance of common stock upon financing	16,419	2	1,096,501	—	1,096,503
Shares tendered for withholding taxes	—	—	(84,010)		(84,010)
Net loss	—	—	—	(32,284,209)	(32,284,209)
Balance at June 30, 2021	37,648,948	3,765	411,773,127	(340,340,272)	71,436,620
Stock-based compensation	—	—	5,725,217	—	5,725,217
Issuance of common stock upon exercise of options	35,618	3	438,680	—	438,683
Issuance of common stock upon vesting of RSUs	3,317	1	—	—	1
Net loss	—	—	—	(34,882,677)	(34,882,677)
Balance at September 30, 2021	37,687,883	$3,769	$417,937,024	$(375,222,949)	$42,717,844
Balance at December 31, 2021	37,816,794	3,782	424,825,655	(409,199,085)	15,630,352
Stock-based compensation	—	—	7,598,329	—	7,598,329
Issuance of common stock upon exercise of options	18,015	2	181,635	—	181,637
Issuance of common stock upon vesting of RSUs	4,555	—	—	—	—
Issuance of common stock upon financing	1,044,081	104	31,008,497	—	31,008,601
Shares tendered for withholding taxes	—	—	(88,594)	—	(88,594)
Net loss	—	—	—	(39,632,311)	(39,632,311)
Balance at March 31, 2022	38,883,445	3,888	463,525,522	(448,831,396)	14,698,014
Stock-based compensation	—	—	10,161,678	—	10,161,678
Issuance of common stock upon exercise of options	6,691	—	176,412	—	176,412
Issuance of common stock upon vesting of RSUs	1,122	—	—	—	—
Issuance of common stock upon financing	1,023,153	103	30,794,544	—	30,794,647
Issuance of warrants upon debt financing	—	—	826,153	—	826,153
Shares tendered for withholding taxes	—	—	(18,926)	—	(18,926)
Net loss	—	—	—	(41,438,516)	(41,438,516)
Balance at June 30, 2022	39,914,411	3,991	505,465,383	(490,269,912)	15,199,462
Stock-based compensation	—	—	9,197,661	—	9,197,661
Issuance of common stock upon exercise of options	246,665	25	3,064,236	—	3,064,261
Issuance of common stock upon vesting of RSUs	11,405	1	—	—	1
Issuance of common stock upon financing	3,253,226	325	174,984,483	—	174,984,808
Shares tendered for withholding taxes	—	—	(261,635)	—	(261,635)
Net loss	—	—	—	(44,823,212)	(44,823,212)
Balance at September 30, 2022	43,425,707	$4,342	$692,450,128	$(535,093,124)	$157,361,346

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(125,894,039)	$(96,426,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,957,668	14,912,556
Amortization of intangible asset	2,532,439	—
Amortization of debt discount	1,136,951	851,862
Depreciation	178,107	45,305
Gain in fair value of contingent consideration	(902,120)	—
Amortization of operating lease right-of-use asset	836,974	802,949
Change in operating lease liability	(765,179)	(922,179)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,302,222)	—
Inventories, net	(8,600)	—
Prepaid expenses and other current assets	(2,412,227)	(252,929)
Non-current inventory and other assets	(727,187)	(5,535)
Accounts payable	(304,700)	(122,341)
Accrued expenses and other current liabilities	30,726,579	1,731,923
Net cash used in operating activities	(88,947,556)	(79,385,245)
Cash flows from investing activities
Purchases of equipment	(521,251)	(307,549)
Cash paid for business combination	(53,000,000)	—
Net cash used in investing activities	(53,521,251)	(307,549)
Cash flows from financing activities
Proceeds from draw down of debt	45,000,000	—
Payment of debt issuance costs	(487,160)	—
Proceeds from issuance of common stock upon financing, net	236,788,056	7,212,367
Proceeds from issuance of common stock upon exercise of options	3,422,310	3,310,877
Payment of contingent consideration	(837,880)	—
Payments of tax withholdings on stock award	(369,155)	(84,010)
Net cash provided by financing activities	283,516,171	10,439,234
Net (decrease) increase in cash	141,047,364	(69,253,560)
Cash at beginning of period	86,472,854	183,876,453
Cash at end of period	$227,520,218	$114,622,893
Supplemental disclosures of cash flow information:
Interest paid	$5,116,806	$3,482,083
Operating lease right-of-use asset obtained in exchange for operating lease liability	561,380	—
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	34,400,000	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity™ (also referred to as "AXS-05") and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals ("Jazz"). Sunosi is a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS ("excessive daytime sleepiness") associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval of Auvelity and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated for the treatment of major depressive disorder in adults. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company refers herein to Sunosi, Auveity, AXS-05, AXS-07, AXS-12, AXS-14, solriamfetol, and its programs to develop additional indications for Sunosi and Auvelity, as the Company’s products.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $535.1 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings and the issuance of debt. Sales for Sunosi were recently initiated and as of September 30, 2022, the Company has not yet commercialized any of its other product candidates. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate additional revenues from its products.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. During that time, the Company expects that its expenses will increase due primarily to the commercialization of Sunosi and Auvelity while continuing to further develop the Company's pipeline assets. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

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

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products, if approved; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, if approved; and the Company’s ability to raise additional financing. If the Company's commercialization of its products is not financially successful, it will be unable to generate sufficient recurring product revenue to achieve and maintain profitability.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company did not generate any product related revenue until the Sunosi acquisition, and therefore the adoption of ASC Topic 606 did not have an impact to the Company’s financial statements for any prior periods or upon adoption. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, this occurs upon transfer of the title along with the physical transfer of the Company's goods to the Company's third-party logistics provider ("3PL") as that is when the customer has obtained control of significantly all of the economic benefits. The reported results for the three and nine months ended September 30, 2022 reflect the application of ASC Topic 606.

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

Product Sales, net

The Company sells Sunosi in the United States through a single 3PL, which takes title and control of the goods. The 3PL distributes the product to wholesale distributors (collectively the "Distributors") with whom the Company has entered into formal agreements for delivery to retail pharmacies. The Company did not record any product sales with respect to Auvelity for the period covered by this report.

Reserves for Variable Consideration

The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances - The Company generally provides discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its distributors for distribution services and data. These payments have been recorded as a reduction to product sales as well as a reduction to accounts receivables, net on the consolidated balance sheets.

Product Returns - Consistent with industry practice, the Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product sales is recognized, as well as a component of accrued expense and other current liabilities. The Company currently estimates product return liabilities using available industry data and its own sales information.

Chargebacks and Discounts - Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to distributors. Distributors charge the Company for the difference between what they pay for the product and the ultimate selling price. These reserves are established in the same period that the related product sales are recognized, resulting in a reduction to product sales and accounts receivables, net.

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third party administrator based on the statutory calculation defined in the Agreement with Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers ("PBMs") and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. The Company estimates these rebates and records such estimates in the same period the related product sales is recognized, resulting in a reduction to product sales as well as a component of accrued expense and other current liabilities.

Coverage Gap - The Medicare Part D coverage gap is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale resulting in a reduction to product sales as well as a component of accrued expense and other current liabilities.

Other Incentives - Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales as well as a component of accrued expense and other current liabilities.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2022, the balance of cash and cash equivalents was $227.5 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At September 30, 2022, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash. At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. In 2022, all of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms. The Company’s accounts receivable balance as of September 30, 2022 is compromised solely from transactions with the Company’s 3PL.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of September 30, 2022, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the nine months ended September 30, 2022.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of intangible assets during the nine months ended September 30, 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on future sales. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. In 2022, 100% of the Company's accounts receivables, net, was generated from the Company's 3PL. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2022, the Company has not recorded any allowances on receivables.

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

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The remaining inventory associated with the Sunosi acquisition is stated at fair value due to purchase accounting. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead, and shipping and handling costs on a first-in, first-out (“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.

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

Inventory levels are evaluated for amounts that would be sold within one year. If the level of inventory exceeds the estimated amount that would be sold beyond the next 12 months, the Company classifies the estimate of such inventory as non-current.

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

Cost of Product Sales

The Company's cost of product sales relates to sales of Sunosi. Cost of product sales primarily includes product royalty fees, overhead, and direct costs (inclusive of material, shipping, handling, and manufacturing costs). Cost of product sales excludes depreciation and amortization. Cost of product sales were approximately $1.9 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. There were no sales in 2021.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 and has not recorded an income tax benefit for the nine months ended September 30, 2022 and 2021 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2022, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2022 and 2021.

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

Note 3. Business Combination

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire commercial and development rights with respect Sunosi from Jazz (the “Acquisition”) in certain U.S. and ex-U.S. markets. The Acquisition is to occur in two separate closings. The sale and purchase of Specified Initial Assets as defined and contemplated by the Purchase Agreement occurred on May 9, 2022 (“Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of Specified Ex-U.S. Assets contemplated by the Purchase Agreement is expected to occur during the fourth quarter of 2022 (“Final Closing” or “Ex-U.S. Closing”). The Company accounted for the Initial Closing as a business combination using the acquisition method of accounting.

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing $300 million term loan facility with Hercules Capital, Inc.

In conjunction with the Acquisition, the Company incurred approximately $0.5 million in transaction costs, which were expensed as selling, general, and administrative expense in the consolidated statement of operations during the nine months ended September 30, 2022.

The Company's consolidated statement of operations for the three and nine months ended September 30, 2022, include $16.8 million and $25.7 million of net product sales, respectively, and $0.8 million and $5.4 million of net loss, respectively, associated with the result of operations of Sunosi.

Preliminary purchase consideration consisted of the following:

Cash at settlement	$53,000,000
Fair value of contingent consideration	36,140,000
Total	$89,140,000

The preliminary allocation of the fair value of the Sunosi acquisition is shown in table below:

Estimated fair value
Inventory	$10,601,000
Other current assets	3,551,000
Developed technology	63,800,000
Goodwill	11,897,000
Accrued expenses and other current liabilities	(709,000)
Total	$89,140,000

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

Inventories acquired included raw materials, work in process and finished goods for Sunosi. Inventories were recorded at their estimated fair values categorized as Level 3. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $1.1 million was originally recorded in connection with the Acquisition and is being amortized through cost of product sales as the underlying product is sold.

Other current assets acquired were sample inventory and the rebates for Sunosi sales by the Company after the Initial Closing to be covered by Jazz.

Intangible assets include acquired developed technology. The fair value of the acquired developed technology asset was determined by applying the income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs, using a discount rate of 43.5% that reflects the return requirements of the market. The intangible asset is being amortized over an estimated useful life of 10 years.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $11.9 million was established as a result of the Acquisition. The Company expects that the entire amount of the purchase price allocated to goodwill will be deductible for U.S. income tax purposes over a 15-year period.

Accrued expense and other current liabilities acquired were the Company's assumed sales returns liability for Sunosi after the transaction close date related to Jazz sales prior to the Initial Closing.

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2021, the earliest period presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$16,846,000	$17,645,000	$49,694,000	$38,973,000
Net Loss	(45,293,000)	(57,470,000)	(153,625,000)	(226,835,000)

These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 4. Goodwill

Goodwill of $11.9 million was recorded in connection with the Sunosi acquisition as described in Note 3 Business Combination.

The following table provides the Company’s goodwill as of September 30, 2022. There was no goodwill impairment during the nine months ended September 30, 2022.

Goodwill
Balance at December 31, 2021	$—
Goodwill from Sunosi Acquisition	11,897,000
Goodwill impairment	—
Balance at September 30, 2022	$11,897,000

Note 5. Intangible Asset

The gross carrying amount and net book value of the Company's intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2021	$—
Gross Carrying Amount	63,800,000	10-years
Accumulated Amortization	(2,532,439)
Net Book Value at September 30, 2022	$61,267,561

Based on finite-lived intangible assets recorded as of September 30, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2022	1,606,789
2023	6,374,760
2024	6,392,226
2025	6,374,760
2026	6,374,760
Thereafter	34,144,266
Total	$61,267,561

Note 6. Fair Value of Financial Instruments

In connection with the Sunosi acquisition, the Company pays a royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $7.0 million and non-current contingent consideration liability of $27.4 million in the consolidated balance sheet as of September 30, 2022.

The fair value of financial instruments measured on a recurring basis is as follows:

May 9, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$36,140,000	$36,140,000

September 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$34,400,000	$34,400,000
Total	$—	$—	$34,400,000	$34,400,000

The fair value of the contingent consideration was remeasured at September 30, 2022. The fair value of the financial instruments as of September 30, 2022 is as follows:

Contingent Consideration
Balance at December 31, 2021	$—
Initial estimate (Level 3)	36,140,000
Gain in fair value of contingent consideration	(902,120)
Payments	(837,880)
Balance at September 30, 2022 (Level 3)	$34,400,000

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of September 30, 2022	As of May 9, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent Consideration	Probability weighted income approach	Discount rate	15.1%	11.7%
		Revenue Discount rate	20.9%	20.8%

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of September 30, 2022, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $32.9 million to $35.9 million. As of September 30, 2022, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $33.3 million to $35.5 million.

Note 7. Inventory

Inventory consists of the following:

September 30, 2022
Raw materials	$2,148,471
Work in process	9,972,575
Finished goods	1,867,054
Total	$13,988,100

As of September 30, 2022, inventories included $1.0 million related to the purchase accounting inventory fair value step-up on inventory acquired in the Sunosi Acquisition for the U.S. Territory.

There were no material inventory reserves as of September 30, 2022. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

September 30, 2022
Balance sheet classification	$—
Inventories, net	2,103,477
Non-current inventory and other assets	11,884,623
Total	$13,988,100

Note 8. Accrued Expenses and Other Current Liabilities

At September 30, 2022 and December 31, 2021 accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued research and development	$4,879,849	$2,416,897
Accrued compensation	5,632,645	4,050,236
Accrued selling, general and administrative	12,856,390	2,442,700
Accrued sales discounts, rebates and allowances	14,458,129	—
Accrued royalties	1,347,663	—
Accrued interest	847,083	385,347
Total	$40,021,759	$9,295,180

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

The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020 (as amended by the First Amendment to the Loan and Security Agreement, dated of October 14, 2021) (the “Loan Agreement”). The changes in the Term Loan Advances (as defined in the Loan Agreement) amounts and dates are as follows: (i) increasing the Tranche 1 (as defined in the Loan Agreement) from $60.0 million to $95.0 million, whereby $45.0 million was drawn upon the Second Amendment closing date (ii) changing the Tranche 2 Advances to three sub-tranches of $35.0 million, $35.0 million and $30.0 million, respectively, for a same total value of $100.0 million, which is now accessible at the Company's option upon the achievement of the approval of AXS-05 (iii) changing the Tranche 3 Advance to two sub-tranches of $15.0 million and $5.0 million, respectively, for the same total value of $20.0 million, upon approval of AXS-07 (iv) decreasing the Tranche 4 Advance from $55.0 million to $50.0 million, available upon achievement of certain combined sales and outstanding debt criteria and (v) decreasing the Tranche 5 Advance from $75.0 million to $35.0 million, subject to the approval from Hercules. The outstanding balance of the debt bears interest at a floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%) to not exceed 10.70%.

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

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Only after additional amounts are drawn down by the Company in the future, if the Company decides to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

•
Effective upon closing of the Second Amendment of the Loan Agreement, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to $40.0 million, plus the amount of the Company’s accounts payable under U.S. GAAP not paid after the 180th day following the invoice for such account payable (such amount, the “Qualified Cash A/P Amount”). The $40.0 million threshold decreased to $25.0 million upon achievement of the AXS-05 milestone.
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

Loan Interest Expense and Amortization

The interest expense, amortization expense for the final payment fee and debt discount related to the issuance costs and warrants for our debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Expense	$2,579,910	$1,169,167	$5,578,542	$3,469,375
Amortization of final payment fee	203,656	155,226	461,695	448,096
Amortization of debt discount related issuance costs and warrants	250,273	135,885	675,256	403,767

The outstanding debt and unamortized debt discount balances are as follows:

	September 30, 2022	December 31, 2021
Total Outstanding Debt	$95,000,000	$50,000,000
Add: accreted liability of final payment fee	1,156,377	706,407
Less: unamortized debt discount, long-term	(2,243,218)	(1,616,885)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$93,913,159	$49,089,522

Scheduled Principal Payments on Outstanding Debt, as of September 30, 2022, are as follows:

2022	—
2023	—
2024	—
2025	15,202,884
2026	79,797,116
Total principal payments outstanding	$95,000,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the nine months ended September 30, 2022.

Note 10. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share:
Net loss	$(44,823,212)	$(34,882,677)	$(125,894,039)	$(96,426,856)
Weighted average common shares outstanding—basic and diluted	41,704,362	37,680,966	39,715,261	37,569,416
Net loss per common share—basic and diluted	$(1.07)	$(0.93)	$(3.17)	$(2.57)

The following potentially dilutive securities outstanding at September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2022	2021
Stock options	6,544,883	4,594,842
Restricted stock units	686,933	302,001
Warrants	50,796	15,541
Total	7,282,612	4,912,384

Note 11. Commitments and Contingencies

Operating Leases

For the three and nine months ended September 30, 2022 and 2021, the Company had the following operating lease expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021	2022	2021
Total operating lease expense	Selling, general and administrative	290,770	286,923	872,308	860,769

Future minimum lease payments of the Company’s operating leases as of September 30, 2022 were as follows:

2022	$315,000
2023	105,000
2024	—
2025	—
Thereafter	—
Total lease payments	420,000
Less imputed interest	(3,124)
Present value of operating lease liabilities	$416,876

In August 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street through April 30, 2023. As of September 30, 2022, the remaining lease term for our operating lease was 0.6 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Note 12. Stockholders’ Equity

Capital Structure

In December 2019, the Company entered into the December 2019 Sales Agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) (“SVB Securities”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement (as defined below). SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (see below).

In March 2022, the Company entered into the March 2022 Sales Agreement with SVB Securities, pursuant to which the Company may sell up to $200 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, the Company filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of the Company’s common stock The Company will pay SVB Securities a commission of up to 3.0% of the gross sales proceeds of any shares sold through SVB Securities, acting as sales agent, under the March 2022 Sales Agreement.

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the nine months ended September 30, 2022, the Company received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million.

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

Shelf Registration Statement

On December 5, 2019, the Company filed an automatic shelf registration statement (“2019 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has issued common stock of approximately $473.0 million pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 3,097,314 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September 30, 2022.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	5,090,377	$28.89
Granted	2,039,978	37.03
Exercised	(271,371)	12.68
Forfeited	(288,929)	40.00
Expired	(25,172)	49.22
Outstanding at September 30, 2022	6,544,883	$31.26	7.5	$117,059,731
Vested and expected to vest at September 30, 2022	6,544,883	$31.26	7.5	$117,059,731
Exercisable at September 30, 2022	3,184,788	$19.99	5.8	$88,486,468

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

The weighted average grant date fair value of options granted was $28.07 per option for the nine months ended September 30, 2022. As of September 30, 2022, there was $97.7 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.1 years. These amounts do not include 6,169 options outstanding as of September 30, 2022, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2022, total compensation cost not yet recognized related to unvested RSUs was $18.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table sets forth the RSU activity for the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	302,764	$42.93
Granted	517,853	26.39
Vested	(69,566)	43.39
Forfeited	(64,118)	30.06
Outstanding at September 30, 2022	686,933	$31.49

Stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,778,234	$1,979,765	$6,267,559	$5,816,664
Selling, general and administrative	7,419,427	3,745,452	20,690,109	9,095,892
Total	$9,197,661	$5,725,217	$26,957,668	$14,912,556

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2022:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2021	15,541	$80.43
Issued	35,255	31.91
Exercised	—	—
Outstanding at September 30, 2022	50,796	$46.75

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2022 and 2021, no milestone payments or royalties were paid to Pfizer by the Company.

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

At the initial closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of the Product and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones.

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

Overview

We are a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity™ (sometimes also referred to as "AXS-05") and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals ("Jazz"). Sunosi is a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness ("EDS") associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval, and in October 2022, the U.S. commercial availability, of Auvelity. Auvelity is an indication for the treatment of major depressive disorder in adults.

In addition to the approved Auvelity product, AXS-05 is also under development for the treatment of Alzheimer's disease agitation, or AD agitation. AXS-05 is also being developed for smoking cessation. AXS-07 is being developed for the acute treatment of migraine, for which an NDA was submitted and had a PDUFA target action date of April 30, 2022. On April 29, 2022, we received a Complete Response Letter (CRL) from the FDA regarding the NDA for AXS-07 for the acute treatment of migraine. AXS-12 is being developed for the treatment of narcolepsy. AXS-14 is being developed for the treatment of fibromyalgia. Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders.

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

We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. An open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial has also been completed. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We have submitted an NDA for AXS-07 for the acute treatment of migraine supported by the positive results from the MOMENTUM and INTERCEPT trials which was accepted for filing by the FDA with a PDUFA target action date of April 30, 2022. On April 29, 2022, the Company received a Complete Response Letter ("CRL") from the FDA regarding our NDA for AXS-07 for the acute treatment of migraine. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls ("CMC") considerations. We believe that the issues raised in the CRL are addressable and plan to resubmit our NDA for AXS-07 for the acute treatment of migraine in the third quarter of 2023.

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

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities and commencing the commercialization of Sunosi and Auvelity. Subsequent to our IPO, we have raised capital through proceeds from sales of our common stock and warrants to purchase shares of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Sunosi and Auvelity but we have limited experience with commercializing these products.

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $125.9 million and $96.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our accumulated deficit as of September 30, 2022 was $535.1 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to incur commercialization expenses for Sunosi and Auvelity as we look to continue to support the growth of both products. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. As we continue to seek regulatory approval for our product candidates, we expect to incur significant expenses in order to continue to create an infrastructure and support market readiness for the commercialization of our product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Auvelity

In August 2022, we announced the FDA approval, and in October 2022, the U.S. commercial availability, of Auvelity (AXS-05). Auvelity is indicated for the treatment of major depressive disorder in adults.

Sunosi

In March 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire Sunosi from Jazz (the "Acquisition"), a dual-acting dopamine and norepinephrine reuptake inhibitor indicated to improve wakefulness in adult patients living with excessive daytime sleepiness due to narcolepsy or obstructive sleep apnea, which was approved by the FDA in 2019 and by the European Medicines Agency, or EMA, in 2020. On May 9, 2022, we completed the acquisition of the U.S. rights for Sunosi. The closing of the ex-US rights contemplated by the Purchase Agreement is expected to occur during the fourth quarter of 2022.

In October 2022, we announced that Sunsosi met the primary endpoint in the SHARP (Solriamfetol's Effect on Cognitive Health in Apnea Participants During a Randomized Placebo-controlled Study) study and significantly improved cognitive function, measured using the Digit Symbol Substitution Test subtest of the Repeatable Battery for the Assessment of Neuropsychological Status (DSST RBANS), as compared to placebo in cognitively impaired patients with excessive daytime sleepiness ("EDS") associated with obstructive sleep apnea (OSA).

AXS-05

In September 2022, we enrolled our first patient in the ADVANCE-2 (Addressing Dementia via Agitation-Centered Evaluation-2) trial, a Phase 3, randomized, double-blind, placebo-controlled, multicenter, trial to assess the efficacy and safety of AXS-05 for the treatment of agitation associated with AD.

AXS-07

In February 2022, we entered into a Litigation Discontinuance Agreement with Baudax Bio, Inc. (“Baudax”) pursuant to which Baudax was to voluntarily dismiss, with prejudice, its lawsuit against us in the United States District Court for the District of Delaware (the “Baudax Action”). The Baudax Action, which was never served on us, alleged that our AXS-07 drug product candidate infringes on U.S. Patents 8,512,727 and 10,471,067, both owned by assignment by Baudax. A notice of dismissal with prejudice was filed by Baudax in the Baudax action on February 7, 2022.

In April 2022, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for AXS-07 for the acute treatment of migraine. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to CMC considerations.

In September 2022, we enrolled our first patient in the EMERGE (Evaluating Outcomes of AXS-07 after Acute Gepant Failures) trial, a Phase 3, open-label, multicenter trial to assess the efficacy and safety of AXS-07 in the acute treatment of migraine.

In September 2022, we announced our plans to resubmit our NDA for AXS-07 for the acute treatment of migraine in the third quarter of 2023.

Financial

In March 2022, we entered into a Sales Agreement with SVB Securities with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through SVB Securities, acting as sales agent, shares of our common stock of up to $200 million. The March 2022 Sales Agreement supersedes the prior Sales Agreement, dated December 5, 2019, by and between us and SVB Securities.

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

In August 2022, we filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of the Company’s common stock by the Company under the March 2022 Sales Agreement.

Financial Overview

Revenue

Net revenues from product sales consist of sales of Sunosi, which we acquired in May 2022. We generated approximately $16.8 million and $25.7 million in net revenue from product sales in the three and nine months ended September 30, 2022.

We expect that Sunosi and Auvelity revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may generate revenue in the future.

Cost of product sales

Cost of product sales includes adjustments to fair value of inventory acquired from Jazz, royalty expense, direct costs of formulating, manufacturing and packaging drug product, overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management and other miscellaneous operating costs.

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

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application, or NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Sunosi and Auvelity or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

The following table summarizes our research and development expenses for our primary products for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sunosi	$1,862,887	$—	$2,827,240	$—
AXS-05	6,217,166	6,021,979	18,731,599	18,250,901
AXS-07	1,942,194	2,415,945	6,291,624	12,237,561
AXS-12	1,675,998	1,420,240	5,199,315	2,973,667
AXS-14	395,822	98,263	1,340,271	102,302
Other research and development	1,004,720	1,244,066	2,596,756	4,898,177
Stock-based compensation	1,778,234	1,979,765	6,267,559	5,816,664
Total research and development expenses	$14,877,021	$13,180,258	$43,254,364	$44,279,272

During the nine months ended September 30 2021, the category "Other research and development expenses" primarily consisted of employee salaries and benefits, facilities, and overhead costs. Beginning July 2021, employee salaries and benefits were allocated to specific products.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock-based compensation and travel expenses. Also included in selling, general and administrative expenses are commercial costs, pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. Selling, general and administrative expenses are expensed when incurred.

Interest expense, net

Interest expense, net, primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest expense, net also includes interest income earned on cash.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$16,845,792	$—	$25,665,578	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	1,923,831	—	2,906,667	—
Research and development	14,877,021	13,180,258	43,254,364	44,279,272
Selling, general and administrative	40,892,443	20,226,884	97,756,314	47,819,618
Gain in fair value of contingent consideration	(42,120)	—	(902,120)	—
Intangible asset amortization	1,606,789	—	2,532,439	—
Total operating expenses	59,257,964	33,407,142	145,547,664	92,098,890
Loss from operations	(42,412,172)	(33,407,142)	(119,882,086)	(92,098,890)
Interest expense, net	(2,411,040)	(1,475,535)	(6,011,953)	(4,327,966)
Net loss	$(44,823,212)	$(34,882,677)	$(125,894,039)	$(96,426,856)

Comparison of the three months ended September 30, 2022 and 2021

Product sales, net. We acquired the U.S. rights to Sunosi from Jazz on May 9, 2022. We sell Sunosi in the United States through a single 3PL. The 3PL distributes the product to wholesale distributors with whom we have entered into formal distribution agreements. We did not record any product sales as with respect to Auvelity for such period.

Cost of product sales. In connection with the Sunosi acquisition, we acquired inventory which was sold through our 3PL as described above. This also includes the royalty expense to SK and Aerial.

Research and Development. Our research and development expenses for the three months ended September 30, 2022 were $14.9 million, compared to $13.2 million for the three months ended September 30, 2021, an increase of $1.7 million. The increase was primarily related to higher costs associated with ongoing clinical trials, including post-marketing commitments assumed for Sunosi.

Selling, general and administrative. Our selling, general and administrative expenses for the three months ended September 30, 2022 were $40.9 million, compared to $20.2 million for the three months ended September 30, 2021, an increase of $20.7 million. The increase was primarily related to commercial activities related to Sunosi and Auvelity, including sales force onboarding and marketing spend, and higher non-cash stock compensation expense.

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

Interest expense, net. Interest expense, net, for the three months ended September 30, 2022 was $2.4 million, compared to $1.5 million for the three months ended September 30, 2021, an increase of $0.9 million. The increase is mainly due to a higher debt balance compared to the prior comparable period due to the execution of the Second Amendment to the Loan and Security Agreement with Hercules in May 2022.

Comparison of the nine months ended September 30, 2022 and 2021

Product sales, net. We acquired the U.S. rights to Sunosi from Jazz on May 9, 2022. We sold Sunosi in the United States through a single 3PL. The 3PL distributes the product to wholesale distributors with whom we have entered into formal distribution agreements. We did not record any product sales as with respect to Auvelity for such period.

Cost of product sales. In connection with the Sunosi acquisition, we acquired inventory which was sold through our 3PL as described above. This also includes the royalty expense to SK and Aerial.

Research and Development. Our research and development expenses for the nine months ended September 30, 2022 were $43.3 million, compared to $44.3 million for the nine months ended September 30, 2021, a decrease of $1.0 million. The decrease was driven by NDA fees that were incurred in the prior comparable period.

Selling, general and administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2022 were $97.8 million, compared to $47.8 million for the nine months ended September 30, 2021, an increase of $50.0 million. . The increase was primarily related to commercial activities related to Sunosi and Auvelity, including sales force onboarding and marketing spend, and higher non-cash stock compensation expense.

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

Interest expense, net. Interest expense, net, for the nine months ended September 30, 2022 was $6.0 million, compared to $4.3 million for the nine months ended September 30, 2021, an increase of $1.7 million. The increase is mainly due to a higher debt balance compared to the prior comparable period due to the execution of the Second Amendment to the Loan and Security Agreement with Hercules in May 2022.

Liquidity and Capital Resources

Since our inception through September 30, 2022, we have financed our operations primarily through proceeds from equity offerings, debt borrowings and proceeds from product sales. See discussion below.

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

In December 2019, we entered into the December 2019 Sales Agreement with SVB Securities, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement.

In March 2022, we entered into the March 2022 Sales Agreement with SVB Securities, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, we entered into the August 2022 Sales Agreement with SVB Securities, pursuant to which we may sell up to $250 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. We will pay SVB Securities a commission of up to 3.0% of the gross sales proceeds of any shares sold through SVB Securities, acting as sales agent, under the March 2022 Sales Agreement. The August 2022 Sales Agreement supersedes the March 2022 Sales Agreement, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the nine months ended September 30, 2022, we received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million.

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

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations into 2025, based on the current operating plan, which includes the commercialization of Sunosi and Auvelity. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(88,947,556)	$(79,385,245)
Investing activities	(53,521,251)	(307,549)
Financing activities	283,516,171	10,439,234
Net increase (decrease) in cash	$141,047,364	$(69,253,560)

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2022 was $88.9 million as compared to $79.4 million for the nine months ended September 30, 2021. The increase of $9.5 million in net cash used was mainly due to the commercialization activities.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2022 was $53.5 million and was approximately $0.3 million for the nine months ended September 30, 2021. The increase was due to the Sunosi acquisition for $53.0 million.

Financing Activities. Cash provided by financing activities was $283.5 million for the nine months ended September 30, 2022, which included net proceeds of the sale of common stock through our Sales Agreement with SVB Securities of $231.8 million, net proceeds from Tranche 1B related to the Second Amendment of the Loan and Security Agreement with Hercules of $45.0 million along with the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, and proceeds from the issuance of common stock upon exercise of employee stock options of $3.4 million, offset by payment of contingent consideration and tax withholdings on stock award for a total of $1.2 million. Cash provided by financing activities was $10.4 million for the nine months ended September 30, 2021, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Securities of $7.2 million and proceeds from the issuance of common stock upon exercise of employee stock options of $3.3 million.

Funding requirements

We have not achieved profitability since our inception and we expect to continue to incur significant losses for the foreseeable future. We expect our losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products, including Sunosi and Auvelity. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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
•
the revenue, if any, received from commercial sales of our products and product candidates for which we receive marketing approval; and
•
the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

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

The Second Amendment changed the Term Loan Advance (as defined in the Loan Agreement) amounts and dates available under Tranche 1 through Tranche 5, including increasing the Tranche 1 Advance (as defined in the Loan Agreement) from $60.0 million to $95.0 million, changing the Tranche 2 Advances (as defined in the Loan Agreement) from two sub-tranches of $50.0 million each to three sub-tranches of $35.0 million, $35.0 million and $30.0 million, respectively, changing the Tranche 3 Advance (as defined in the Loan Agreement) from one tranche of $20.0 million to two sub-tranches of $15.0 million and $5.0 million, respectively, decreasing the Tranche 4 Advance (as defined in the Loan Agreement) from $55.0 million to $50.0 million, and decreasing the Tranche 5 Advance (as defined in the Loan Agreement) from $75.0 million to $35.0 million; (iii) modified the interest rate (a floating rate based on the greater of (a) 8.95% or (b) US WSJ Prime + 5.70%) to not exceed 10.70%; and (iv) changed the minimum cash requirement of the Company from $15,000,000 (plus certain accounts payable amounts) to $40,000,000 (plus certain accounts payable amounts), provided that upon U.S. Food and Drug Administration (the “FDA”) approval of the Company’s AXS-05 product candidate for the treatment of major depressive disorder, the minimum cash requirement shall be $25.0 million (plus certain accounts payable amounts). The $40.0 million threshold decreased to $25.0 million upon achievement of the AXS-05 milestone.

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

Employees and Human Capital Management

As of October 31, 2022, we had 352 full‑time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $227.5 million and $86.5 million as of September 30, 2022 and December 31, 2021, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2022 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2022, other than continuing changes to our internal control process resulting from acquisition of Sunosi, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et. al., in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and one director (the “Securities Class Action”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its New Drug Application with the FDA, with respect to one of its product candidates, AXS-07. The plaintiffs seek unspecified damages, fees, interest, and costs. On August 11, 2022, the Court appointed lead Plaintiffs in the Gru action. On October 7, 2022, the Gru plaintiffs filed an Amended Complaint. On November 4, 2022, Defendants filed a pre-motion to dismiss letter with the Court.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et. al., in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The complaint arises out of similar allegations as those made in the Securities Class Action. The plaintiff asserts claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Securities Exchange Act of 1934. The plaintiff seeks unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel matter is currently stayed pending further proceedings in the Gru matter.

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

•
We have a limited operating history and history of commercializing products, which may make it difficult to evaluate our business and prospects.
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
•
Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of AD agitation.
•
We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.
•
Even if we obtain FDA approval of an NDA for our product candidates, if we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, if they are approved, we may be unable to generate substantial product revenues.
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
•
We have and may continue to significantly increase the size of our organization, and we may experience difficulties in managing growth. If we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.
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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $125.9 million for the nine months ended September 30, 2022 and $130.4 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $535.1 million. To date, we have not received regulatory approvals for any of our product candidates apart from Auvelity. We recently begun commercial sale of Sunosi and Auvelity in the US. We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Sunosi, Auvelity, and our current and future product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•
seek regulatory approval for any additional product candidates that successfully complete late‑stage clinical trials;
•
hire additional commercial, clinical, medical, quality, regulatory, and scientific personnel;
•
add operational, financial, and management information systems and personnel, including personnel to support our product candidate development and planned commercialization efforts;
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
•
conduct our clinical trials with AXS‑05 AD agitation;
•
conduct our clinical trials with AXS-12 in narcolepsy;
•
continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and other CNS disorders;
•
continue to evaluate, plan for, and conduct, clinical trials for Sunosi in attention-deficit/hyperactivity disorder ("ADHD");
•
continue to evaluate, plan for, and potentially submit an NDA for AXS-14 in fibromyalgia;
•
continue to expand commercial sales of Sunosi and Auvelity;
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
•
fund our operations and continue our efforts to hire additional personnel and expand our commercial infrastructure to prepare for the commercialization of our current and future product candidates, if approved by the FDA or other comparable foreign regulatory authorities;
•
qualify and outsource the commercial‑scale manufacturing of our products under current good manufacturing practices, or cGMP;
•
develop additional product candidates; and
•
in‑license other product candidates.

We believe that our current available cash, along with the remaining committed capital from the $300 million term loan facility, is sufficient to fund anticipated operations into 2025, based on the current operating plan, which includes the commercialization of Auvelity and Sunosi. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if any product candidate is approved, which could require us to postpone, scale back, or eliminate some, or all, of these objectives, including our potential launch activities relating to our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

The covenants also include, upon the Second Amendment closing date, maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $40.0 million, plus the amount of our accounts payable under U.S generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. The $40.0 million threshold decreased to $25.0 million upon achievement of the AXS-05 milestone. Further, effective upon the later of (i) the last calendar month of the calendar quarter that is nine months following the earlier of (x) the date that the AXS-05 Milestone is achieved (y) the date that the AXS-07 Milestone is achieved, or (z) the final closing date of the Sunosi acquisition, we are obligated to (A) ensure that at all times our market capitalization exceeds $1.0 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 85% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per our board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.

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

We have a limited operating history and history of commercializing products, which may make it difficult to evaluate our business and prospects.

We commenced operations in 2012, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, including undertaking preclinical studies and conducting clinical trials of our product candidates, our recent acquisition and commercialization of Sunosi, and launch of Auvelity. In addition, as a relatively nascent business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown difficulties. If any of our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We currently have two products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business, including our ability to generate revenue, depends entirely on the successful commercialization of Sunosi and Auvelity and the successful development and commercialization of our product candidates, which may never occur. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our products within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our products may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future products.

Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our products.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, significant marketing efforts, and further investment before we generate any revenues from the sale of such product candidates. A Phase 3 trial with AXS-05 in AD agitation and a Phase 3 trial with AXS-12 in narcolepsy are ongoing. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Although we submitted NDAs to the FDA for Auvelity and for AXS-07 for the acute treatment of migraine, we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for ADHD, AXS-05 for the treatment of agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraine, AXS-12 for the treatment of narcolepsy and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the development of AXS-05, as well as two product candidates that are not currently in active development, but not with respect to the development of other product candidates, which may influence management’s decision concerning which product candidates or indications to pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Under the 505(b)(2) pathway, the FDA may approve our product candidates for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought pursuant to the Section 505(b)(2) process. The label, however, may require all or some of the limitations, contraindications, warnings, or precautions included in the reference product’s label, including a box warning (commonly referred to as a “black box warning”), or may require additional limitations, contraindications, warnings, or precautions, including class‑wide warnings. For instance, antidepressants, including Auvelity, include a class‑wide black box warning regarding the increased risk of suicidal thoughts and behavior.

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the Phase 3 ADVANCE trial and one additional Phase 3 trial to support an NDA for AXS-05 for the treatment of AD agitation; the Phase 2 CONCERT trial and ongoing SYMPHONY trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy; and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

Currently approved products containing meloxicam are subject to restrictive marketing and distribution regulations, which if applied to our product candidates could restrict their use and potentially reduce our ability to generate profits.

Currently approved products containing meloxicam require medication guides. Medication guides can be required independently or as part of REMS programs. REMS programs, in addition to medication guides, may require special communication plans to healthcare professionals, or elements to assure safe use, such as restricted distribution methods, distribution only to certain medical professionals, training for medical professionals prescribing our product candidates, patient registries, or other risk minimization tools. The FDA may determine that our product candidates will require a REMS program in addition to a medication guide. We cannot predict whether that will be required as part of the FDA’s approval of our product candidates. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates or could place a substantial burden on medical professionals, discouraging their use of our product candidates, if approved. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS or medication guides for such product candidates may also prevent or delay their approval for commercialization.

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

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of AD agitation.

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

Timelines for the review of our regulatory submissions by the FDA and other regulatory agencies are subject to change and uncertainty, which may delay the potential approval of any product candidates we seek to develop or commercialize.

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

If we obtain approval to commercialize our products or product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; Pfizer Inc.; Relmada Therapeutics Inc.; Sage Therapeutics, Inc.; and Takeda Pharmaceutical Company Limited.

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

Even if we obtain FDA approval of an NDA for our product candidates, if we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, if they are approved, we may be unable to generate substantial product revenues.

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

The use of any of our current or future product candidates in clinical trials, and the sale of any of our products exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any of our products. For example, we may be sued if any products we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue from including from:

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

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. We have also obtained local policies in those foreign jurisdictions where it was appropriate. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. fOn occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.

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

Our business model is to commercialize our product candidates in the United States and generally to seek future collaboration arrangements with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, in December 2017, we entered into a research collaboration agreement with Duke University for the conduct of a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was completed in April 2019. We currently have not entered into any sub‑license agreements. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we relied on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

We have and may continue to significantly increase the size of our organization, and we may experience difficulties in managing growth. If we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

As of October 31, 2022, we had 352 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As we continue to complete our clinical trials and commercialize our product candidates, and as our company continues to grow, we may experience significant strains on our resources, including to our administrative, operational and financial infrastructure, which will result in additional burdens on management. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

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
•
the commercial success of any of our current products and future product candidates, if approved by the FDA;

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

As of October 31, 2022, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 40% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of October 31, 2022, we have outstanding 43,426,162 shares of common stock and 7,346,278 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 35,424,162 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to our March 2022 “at-the-market” sales agreement with SVB Securities, which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

AXSOME THERAPEUTICS, INC.

Date: November 7, 2022	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)