Form 10-K
period 2022-12-31
Axsome Therapeutics, Inc.
filed 2023-02-28
CIK 1579428

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $1.2 billion as of June 30, 2022, based on the closing sale price of such stock as reported on the Nasdaq Global Market.

There were 43,516,501 shares of the registrant’s common stock outstanding as of February 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•
our expectations for the clinical and preclinical development, manufacturing and regulatory approval of our product candidates, and commercialization of our pharmaceutical products or any other products that we may acquire or in-license;
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
•
our expectations or ability to enter into product acquisitions and in-licensing transactions;
•
our expectations or ability to build our own commercial infrastructure to manufacture, market and sell our products;
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

ITEM 1. BUSINESS.

OVERVIEW

We are a commercial-stage biopharmaceutical company developing and delivering novel therapies for central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. Our portfolio primarily consists of two commercial products and the development programs described below.

Commercial Products

1.

Auvelity®.  Auvelity (dextromethorphan-bupropion) is a novel, oral, N-methyl-D-aspartate (NMDA) receptor antagonist with multimodal activity indicated for the treatment of major depressive disorder, also known as MDD. Auvelity was developed by the Company and approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of MDD in August 2022. We commenced the commercial sale of Auvelity in the United States in October 2022.

2.

Sunosi®.  Sunosi (solriamfetol) is a novel, oral medication indicated to the treatment of excessive daytime sleepiness, also known as EDS, in patients with narcolepsy or obstructive sleep apnea. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2022. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of Sunosi herein as the “Acquisition.” In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in European and certain Middle East / North Africa countries.

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of Alzheimer’s disease agitation (“AD agitation”) and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We have also completed an open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We submitted an NDA for AXS-07 in 2021, which was accepted, and received a complete response letter, or CRL, from the FDA in April 2022. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls, or CMC considerations.

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. We are currently conducting a randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy, which we refer to as the SYMPHONY study, and one open-label long-term safety extension study.

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

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor. We recently announced our intent to conduct a Phase 3 trial of solriamfetol in adults with attention-deficit/hyperactivity disorder.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034 and 2040 for AXS-05, to 2036 for AXS-07, and to 2039 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-12, and AXS-14. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2040. We also have patents in various other countries pertaining to Sunosi.

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

AXS-05 is potentially applicable to the treatment of a variety of CNS disorders, based on its mechanisms of action. We are developing AXS-05 for Alzheimer’s disease agitation, or AD agitation, and as an aid to smoking cessation.

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

ACCORD Study

In December 2020, we announced initiation of the Phase 3 ACCORD (Assessing Clinical Outcomes in Alzheimer’s Disease Agitation) trial. ACCORD was a randomized, double-blind, multicenter, placebo-controlled, trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. Enrolled patients first entered a 9-week, open-label stabilization period, during which they were treated with AXS-05 and monitored for a treatment response based on the CMAI. Patients who experienced a treatment response during the stabilization period were then randomized into the double-blind treatment period, in a 1:1 ratio, to continue treatment with AXS-05 or to switch to placebo, for up to 26 weeks or until a relapse of agitation occurs. The primary endpoint was time from randomization to relapse. Assessments included the CMAI, clinician- and caregiver-rated scales, and safety parameters.

In November 2022, we announced that AXS-05 achieved the primary endpoint in the ACCORD Phase 3 trial, and statistically significantly delayed time to relapse of Alzheimer’s disease agitation versus placebo (p=0.014). It was also reported that AXS-05 hit key secondary endpoints including statistically significantly prevented relapse of Alzheimer’s disease agitation versus placebo (p=0.018). In addition, AXS-05 demonstrated a statistically significant improvement in Alzheimer’s disease agitation, as measured by the CMAI total score, starting at Week 1 with open-label AXS-05 (p<0.001 vs baseline, all timepoints), improvement in Alzheimer’s disease agitation, assessed by the modified Alzheimer’s Disease Cooperative Study-CGIC scale, achieved by 66% of patients at 2 weeks and 86% at 5 weeks, and improvement in Alzheimer’s disease agitation, assessed by the PGI-C scale, achieved by 68% of patients at 2 weeks and 89% at 5 weeks. AXS-05 was well tolerated in the trial.

The rates of adverse events observed in the double-blind period were 28.3% in the AXS-05 group and 22.2% in the placebo group. Discontinuations in the double-blind period due to adverse events were low (0% for AXS-05 and 1.9% for placebo). One serious adverse event was reported in the AXS-05 group (faecaloma), which was determined by the investigator to be not related to study medication, and 2 serious adverse events were reported in the placebo group (cardiac arrest, femur fracture). Falls were reported in 4 patients in the AXS-05 group, none of which were associated with serious adverse events and all of which were determined by the investigators to be not related to study medication, and in 2 patients in the placebo group, one of which was associated with a femur fracture. One death was reported in the placebo group. There was no evidence of cognitive decline for patients treated with AXS-05 as shown by the Mini-Mental State Examination (MMSE), a widely utilized measure of general cognitive function. Treatment with AXS-05 was not associated with sedation.

ADVANCE-2 Study

In September 2022, we initiated the ADVANCE-2 study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter, trial to assess the efficacy and safety of AXS-05 for the treatment of agitation associated with AD. Approximately 350 patients will be randomized in a 1:1 ratio to receive AXS-05 or placebo for 5 weeks. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory (CMAI).

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

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS‑05 in a Phase 2 clinical trial in smoking cessation under an Investigator Sponsored IND. In April 2018, we announced the enrollment of the first patient into a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was being conducted under the research collaboration agreement between us and Duke University. In April 2019, we announced that AXS-05 met the prespecified primary endpoint in Phase 2 trial in smoking cessation. In November 2021, we announced we had received from the FDA positive Pre-Investigational New Drug Application, or Pre-IND, meeting written guidance on a proposed clinical developmental plan for dextromethorphan-bupropion as an aid to smoking cessation. Based on this feedback, Axsome plans to proceed to a pivotal Phase 2/3 trial in this indication.

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

In February 2019, we reached agreement with the FDA under a Special Protocol Assessment (SPA) for the design, endpoints, and statistical approach of the planned MOMENTUM (Maximizing Outcomes in Treating Acute Migraine) Phase 3 trial of AXS-07 in the acute treatment of migraine. The SPA provides agreement that the overall MOMENTUM trial design (e.g., entry criteria, dose selection, endpoints) and planned analysis adequately address objectives that, if met, will support filing of an NDA of AXS-07 for the indication of acute treatment of migraine in adults with or without aura. We submitted an NDA for AXS-07 in September 2021 and received a complete response letter (“CRL”) from the FDA in April 2022. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to CMC considerations. We believe that the issues raised in the CRL are addressable and plan to resubmit our NDA for AXS-07 for the acute treatment of migraine.

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

Commercial Agreements

We have customary clinical and commercial supply agreements and customary agreements with third-parties to help manage our clinical trials. Our commercial agreements are generally non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supply or request services to be performed.

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

Exclusive License Agreements with Antecip

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS‑05 anywhere in the world for veterinary and human therapeutic and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS‑05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS‑05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product‑by‑product and country‑by‑country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid‑up, royalty‑free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. Due to the product sales of Auvelity in the fourth quarter of 2022, we recorded an accrual for royalty payments due to Antecip equal to 3.0% of net sales. This is considered to be a related party transaction.

Royalty Agreement with Jazz Pharmaceuticals, SK Biopharmaceuticals Co., Ltd. and Aerial Biopharma, LLC

In connection with the acquisition of Sunosi, in addition to the upfront purchase price, we assumed certain liabilities in connection with the acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK Biopharmaceuticals Co., Ltd., or “SK”, and Aerial Biopharma, LLC, or Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties and certain sales and development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

Pharmanovia

In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in European and certain Middle East / North Africa countries. Refer to Note 18 – Subsequent Events to our consolidated financial statements included in Part IV, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for further detail.

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

As of February 21, 2023, our intellectual property portfolio contains 300 issued patents and more than 400 pending applications in the United States and worldwide. More than 114 issued United States patents and more than 70 issued foreign patents covering our AXS-05 product candidate has claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics with protection extending through 2034, and 2040. More than 83 issued United States patents and more than 107 issued foreign patents covering our AXS-07 product candidate, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2036. Five issued United States patents covering our AXS-12 product candidate with protection extending through 2039. We have pending PCT applications, as well as pending applications in Australia, Brazil, Belize, Canada, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, Europe, Guatemala, Honduras, Hong Kong, Israel, Japan, Malaysia, Mexico, Nicaragua, Panama, Peru, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2040. We also have patents in various other countries pertaining to Sunosi.

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

Sales and Marketing

We have built a commercial infrastructure in the United States to commercialize our products and will further expand that team as we plan for anticipated drug approvals of our product candidates. We believe that we have cost effectively implemented a targeted sales force required to commercialize our products. Support for this team includes sales management, internal sales support, market access, distribution support, and an internal marketing group. We may seek co-promotion partners for our sales efforts to achieve broader reach or call frequency with other United States target physicians. We believe that there are significant market opportunities for our products outside of the United States. As a result, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products outside the United States. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third‑party payors. Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: Prozac, which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Rexulti which is marketed by Otsuka and Lundbeck A/S; Vraylar and Viibryd, which are marketed by Abbvie; Effexor, which is marketed by Pfizer, Inc.; and Wellbutrin, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of depression including Relmada Therapeutics, Inc., and Sage Therapeutics, Inc. and Minerva Neurosciences. Patients with EDS have available to them a variety of medications. such was Xyrem and Xywav, which is marketed by Jazz; Wakix, which is marketed by Harmony; Provigil and Nuvigil, which are manufactured by Teva.

CNS Product Candidates

AXS‑05 Competition

We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine, and Otsuka and Lundbeck A/S, who are working on developing Rexulti for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including Maxalt, which is marketed by Merck & Co., Inc., Treximet, which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company; Nurtec, which is marketed by Pfizer, and Ubrelvy, which is marketed by AbbVie, and Trudhesa which is marketed by Impel.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include Ritalin, which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva Pharmaceutical Industries Ltd; Xyrem and Xywav, which are all marketed by Jazz Pharmaceuticals plc; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc and Jazz Pharmaceuticals plc.

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

Manufacturing

Manufacturing of the drug substance and drug product for our products and product candidates are done by third parties and must comply with FDA current good manufacturing practice, or cGMP, regulations. Our products and product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product and product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our commercial and clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

Pediatric exclusivity is a regulatory exclusivity in the United States that provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity periods described above as well as applicable patent terms. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studies; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot make an ANDA or 505(b)(2) application approval effective as a result of regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the prroduct will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA.

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

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources are subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS the Office of Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA, the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

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

Coverage and Reimbursement Generally

The commercial success of our products depends in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, or CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. If drug pricing reform is not meaningfully addressed before the 2020 election, policies to be pursued in the future may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes several provisions that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part D beginning in 2026 and Medicare Part B beginning in 2028, and require companies to pay rebates to Medicare beginning in 2023 for drug prices that increase faster than inflation. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

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

Foreign Regulation

We are subject to a variety of foreign regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union, or EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial prior to the pending introduction of an EU portal for EU-wide approvals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the United States.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $57.9 million, and $58.1 million for the years ended December 31, 2022 and 2021, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-12, AXS-14 and solriamfetol.

Employees and Human Capital Management

As of February 21, 2023, we had 383 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees.

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
•
We are substantially dependent on the success of our products and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.
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
•
Although Breakthrough Therapy, Fast Track and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of AD agitation.
•
We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.
•
If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products, we may be unable to generate substantial product revenues.
•
If any of our products do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

EAST\200834587.2

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

EAST\200834587.2

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability.

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net loss was $187.1 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $596.3 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

We expect to continue to incur substantial expenses and operating losses over the next several years, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Sunosi, Auvelity, and any other product candidate which may be approved or which we may in-license. We anticipate that our expenses will increase substantially as we:

•
seek regulatory approval for any additional product candidate;
•
hire additional commercial, clinical, medical, quality, regulatory, and scientific personnel;
•
add operational, financial, and management information systems and personnel;
•
expand our sales, marketing, and distribution infrastructure;
•
expand external manufacturing capabilities and production to commercialize any additional products for which we may obtain regulatory approval and that we choose not to license to a third-party;
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
•
conduct additional non‑clinical studies with any product candidates; and
•
maintain, expand, and protect our intellectual property portfolio.

EAST\200834587.2

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, which may include completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval, achieving market acceptance of our products, satisfying any post-marketing requirements, maintaining appropriate distribution, setting prices, and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of some of these activities with respect to certain products and product candidates. We may never succeed in some of these activities and, even if we do, may never achieve profitability.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, continue the commercialization of our products or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We may need additional funding to conduct our future clinical trials and to complete development and commercialization of our product candidates. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product candidates is a time‑consuming, expensive, and uncertain process that takes years to complete. We may need to raise additional capital to:

•
fund our future clinical trials for our current product candidates, especially if we encounter any unforeseen delays or difficulties in our planned development activities;
•
fund our operations and continue to commercialize our products;
•
qualify and outsource the commercial‑scale manufacturing of our products under current good manufacturing practices, or cGMP;
•
develop additional product candidates; and
•
in‑license other product candidates.

We believe that our current cash, along with the remaining committed capital from the $350 million term loan facility, is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan, which includes the continued commercialization of Sunosi and Auvelity. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives. Our future funding requirements will depend on many factors, including, but not limited to:

•
the rate of progress and costs related to the development of our product candidates, including the costs of preparing filings for regulatory approval;
•
the costs associated with conducting additional clinical and non-clinical studies with any of our product candidates;

EAST\200834587.2

•
the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
•
the costs associated with selling, marketing, and distributing our approved products;
•
the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•
the cost and timing of manufacturing, or having third parties manufacture, sufficient supplies of our product candidates in preparation for commercialization;
•
the effect of competing technological and market developments;
•
revenues from commercial sales of our approved products;
•
the terms and timing of any collaborative, licensing, co‑promotion, or other arrangements that we may establish; and
•
the success of the commercialization of any of our current products and, if approved, any of our product candidates.

Future capital requirements will also depend on the extent to which we acquire or invest in additional businesses, products, and technologies. Until we can generate a sufficient amount of product revenue, if ever, we may finance future cash needs through public or private equity offerings, debt financings, royalties, and corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or our commercialization efforts.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan and security agreement with Hercules and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that among other things, changed the terms of the Term Loan Advances (as defined in the 2020 Term Loan) upon the consummation of the Acquisition. In January 2023, we entered into a Third Amendment to the Loan Agreement that amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300,000,000 to $350,000,000, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement.

The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

EAST\200834587.2

The covenants also include maintaining cash in an account or accounts in which the Lenders have a first priority security interest, in an aggregate amount greater than or equal to $30.0 million, plus the amount of our accounts payable under U.S generally accepted accounting principles not paid after the 180th day following the invoice for such account payable, which we refer to as the Qualified Cash A/P Account. Furthermore, beginning with the reporting period ended June 30, 2023, we are obligated to (A) ensure that at all times our market capitalization exceeds $1.5 billion, and that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that we maintain cash in an account in which the Lenders have a first priority security interest in an amount not less than 95% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per our board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.

A breach of any of the covenants under the Loan Agreement could result in a default under the Term Loan. Upon the occurrence of an event of default under the Term Loan, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to it to secure such indebtedness.

We have a limited operating history of commercializing products, which may make it difficult to evaluate our business and prospects.

We are an early-stage commercial company. Prior to our commercialization of Auvelity and Sunosi in 2022, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We have transitioned from a company with solely a research and development focus to a company also capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical tensions.

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

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

EAST\200834587.2

Furthermore, because of current geopolitical tensions, the Biden administration has recently signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders regarding or potential sanctions on China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by these geopolitical issues to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

EAST\200834587.2

RISKS RELATED TO OUR BUSINESS AND THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our products and cannot guarantee that any of our product candidates will successfully complete any planned or ongoing clinical trials, receive regulatory approval, or be successfully commercialized.

We currently have two products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business, including our ability to generate revenue, depends entirely on the successful commercialization of Sunosi and Auvelity and the successful development and commercialization of our product candidates and/or future in-licensing activities, which may never occur. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our products within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our products may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future products. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our products.

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

Although we submitted NDAs to the FDA for Auvelity (which was approved) and for AXS-07 for the acute treatment of migraines (which received a CRL), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

EAST\200834587.2

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

EAST\200834587.2

Potential conflicts of interest exist with respect to the intellectual property rights that we license from an entity owned by our Chief Executive Officer and Chairman of the Board, and it is possible that our interests and their interests may diverge.

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of certain of the Company’s then current product candidates. The patents licensed from Antecip include certain intellectual property pertaining to the Company’s Auvelity product / AXS-05 portfolio product. Although Dr. Tabuteau dedicates all of his working time to us, because Antecip is an inactive intellectual property holding company, he may face potential conflicts of interest regarding these licensing transactions as a result of his ownership of Antecip. The license agreements provide that, subject to the reasonable consent of Antecip, we have the right to control the prosecution or defense, as the case may require, of a patent infringement claim involving the licensed intellectual property. Our interests with respect to pleadings and settlements in such cases may be at odds with those of Antecip. If there is a dispute between us and Antecip, Dr. Tabuteau will have a conflict of interest because he may, at the time of a prospective dispute, simultaneously have a financial interest in and owe a fiduciary duty to Antecip and simultaneously have a financial interest in and owe a fiduciary duty to us. For example, if a contractual dispute arises between us and Antecip under any of the license agreements we have with Antecip, Dr. Tabuteau may be in a position where he would benefit if Antecip prevails, to the detriment of our business or our investors, even though he is an officer and director of our company, because he is the sole owner of Antecip. Similarly, if we have a claim of any kind against Antecip, Dr. Tabuteau may be, even as our Chief Executive Officer and Chairman of the Board, reluctant to assert a claim by us against Antecip because of his financial interest in Antecip. We cannot assure you that any conflicts will be resolved in our favor, and as a result, our business could be impeded or materially harmed.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for ADHD, AXS-05 for the treatment of agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraines, AXS-12 for the treatment of narcolepsy and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the sales of the Company’s Auvelity product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

EAST\200834587.2

•
difficulty or inability to secure financing to fund business activities for such development;
•
disruption of our business and diversion of our management’s time and attention;
•
higher than expected development costs;
•
exposure to unknown liabilities;
•
difficulty in managing multiple product development programs; and
•
inability to successfully develop new products or clinical failure.

For instance, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Likewise, we received a CRL from the FDA relating to the Company’s AXS-07 portfolio product in 2022 (we intend to resubmit the NDA for AXS-07). We have limited resources to identify and execute the developments of products. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain product revenues in future periods.

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

In the United States, we currently plan to, at least initially, seek approval of some of our product candidates using the 505(b)(2) pathway. These 505(b)(2) product candidates include AXS-05 and AXS-07. The FDA interprets Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA, though, requires companies to perform additional clinical trials or preclinical studies to support any deviation from the previously approved product and to support reliance on the FDA’s prior findings of safety and efficacy or published literature.

EAST\200834587.2

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

Under the Hatch-Waxman Act, the holder of patents listed in the Orange Book for NDAs that a 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent or NDA owner’s receipt of notice triggers a one time, automatic, 30 month stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval will not be made effective until any existing non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, or exclusivities for changes to NCEs listed in the Orange Book for the referenced product have expired or, if possible, are carved out from the label.

EAST\200834587.2

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

EAST\200834587.2

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and may require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. To date, we have submitted two NDAs to the FDA and have obtained regulatory approval for one of our product candidates, Auvelity. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our products and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA, in Europe, and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third‑party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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

EAST\200834587.2

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the Phase 2 CONCERT trial and ongoing SYMPHONY trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

EAST\200834587.2

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

EAST\200834587.2

•
be subject to additional post‑marketing testing and surveillance requirements, including REMS; or
•
have the product removed from the market after obtaining marketing approval.

Our product candidate development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any additional preclinical tests or clinical trials will be required, will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of our collaborators, to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, such delays may ultimately lead to the denial of marketing approval of any of our product candidates. If any of this occurs, our business, financial condition, results of operations, and prospects may be materially harmed.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. For example, in the CRL with respect to our NDA for AXS-07, the FDA noted the need for additional CMC data. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as AD agitation or smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

EAST\200834587.2

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

Based on the side effects disclosed in the EMA required product label for marketed drugs that contain the same active molecule as our product candidate, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax.

Known side effects for Auvelity and Sunosi are described on the approved labels for those products. In relation to further development efforts with respect to these compounds, different patient populations may react to these compounds differently. For example, AD agitation patients in the case of AXS-05 or ADHD patients in the case of solriamfetol may experience different side effects than patients taking these products for their currently approved indications. This is particularly true where different dosing, formulations or methods of administration are implicated.

EAST\200834587.2

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

EAST\200834587.2

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

Certain product candidates of ours, including AXS-05 and AXS-07, are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. The FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

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

EAST\200834587.2

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

We have received a Fast Track product designation for AXS-05 for both the treatment of TRD as well as for the treatment of AD agitation, and we may seek Fast Track designation for other of our current or future product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees.

We also received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation, and we may seek Breakthrough Therapy designation for other current or future product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as Breakthrough Therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Breakthrough Therapy or Fast Track designation is within the discretion of the FDA. The receipt of a Breakthrough Therapy or Fast Track designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of product candidates by the FDA. In addition, the FDA may later decide to rescind the Breakthrough Therapy or Fast Track designation for one or more of our applicable product candidates if such product candidates no longer meet the conditions for qualification of this program. For example, we were initially granted Breakthrough Therapy designation for AXS-12 for the treatment of cataplexy in patients with narcolepsy in August 2020. In July 2021, the FDA rescinded our Breakthrough Therapy designation due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy.

EAST\200834587.2

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

EAST\200834587.2

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

Our product(s) are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP, for any clinical trials that we conduct post approval.

EAST\200834587.2

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

EAST\200834587.2

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

We are party to agreements pursuant to which we out-license our Sunosi product outside of the United States. The Company also markets Sunosi in Canada. We may enter into agreements with third parties to market Auvelity outside the United States, Sunosi in additional territories outside the United States and our pipeline products in international markets. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

EAST\200834587.2

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

EAST\200834587.2

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

Generic forms of the active ingredients of our product candidates, including dextromethorphan, bupropion, meloxicam, rizatriptan, and reboxetine, are available in the United States and abroad and could be used off-label. Any such off-label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though meloxicam is not currently approved for the treatment of acute migraine, we would not be able to prevent a physician from prescribing it for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

If the FDA or comparable foreign regulatory authorities approve generic or similar versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic or similar versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity.

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

EAST\200834587.2

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, if another sponsor receives FDA approval for a reboxetine containing product for the treatment of narcolepsy before we obtain FDA approval for AXS 12 for the treatment of narcolepsy, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor receives EMA approval for a reboxetine containing product for the treatment of narcolepsy before we EMA approval for AXS 12 for the treatment of narcolepsy, we would be prevented from launching our product in the EU for this indication for a period of at least 10 to 12 years.

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

EAST\200834587.2

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products, we may be unable to generate substantial product revenues.

We recently expanded our commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products, which included the creation of a sales force to launch our commercial stage products throughout the United States. This requires additional compliance with a range of federal and state laws. Additionally, we currently commercialize Sunosi outside the United States. Each global market we commercialize Sunosi in has its own set of applicable laws.

We have limited experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. We have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to maintain our marketing and sales infrastructure, we may not be able to successfully commercialize any of our existing commercial stage products or future product candidates, which would limit our ability to generate revenue. Factors that may inhibit our efforts to commercialize any of our products on our own include:

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

EAST\200834587.2

If additional product candidates are approved, we may incur expenses prior to product launch in expanding our sales force and compliant marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA requirements or other reasons, we may incur these expenses prior to being able to realize any revenue from sales of such product candidate(s). Furthermore, our sales force and marketing teams may not be successful in commercializing any of our current or future product candidates.

If any of our products do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

Our products, and, if approved, our product candidates, may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any of our products or product candidates, for which we obtain regulatory approval, do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Even if physicians prescribe our products, third-party payors may not consider them cost effective without a significant price concession, which could negatively impact our revenue. Third-party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

Efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our products will depend on a number of factors, including:

•
the efficacy of our products;
•
the prevalence and severity of adverse events associated with such product;
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
•
the relative convenience and ease of administration of such product;
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
•
the extent and strength of our marketing and distribution of such product;
•
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;

EAST\200834587.2

•
distribution and use restrictions imposed by the FDA with respect to such product or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
•
the timing of market introduction of such product, as well as competitive products;
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
•
potential product liability claims.

Our efforts to educate the medical community and third‑party payors on the benefits of our products may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of the approved indication. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of pain management products for acute pain may also limit acceptance of certain of our product candidates among physicians, patients, and third‑party payors.

The potential market opportunities for our products and/or product candidates are difficult to precisely estimate. Our estimates of the potential market opportunities are predicated on many assumptions including industry knowledge and publications, third‑party research reports, and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management and are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

EAST\200834587.2

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and may have to limit our products’ commercialization.

The use of any of our current or future product candidates in clinical trials, and the sale of any of our products exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and face an even greater risk for our commercialized products. For example, we may be sued if any products we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue from including from:

•
decreased demand for our products;
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

EAST\200834587.2

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

EAST\200834587.2

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

We rely on third‑parties to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, such as GCP for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of the third parties we engage fail to comply with applicable GCP, we or those third parties may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so or to meet the related submission requirements can result in enforcement actions, including civil monetary penalties and adverse publicity.

EAST\200834587.2

Third parties we engage to conduct research may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminates, we may not be able to enter into arrangements with alternative resources or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with these third party vendors, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

EAST\200834587.2

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

EAST\200834587.2

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

We have retained third‑party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. These service providers provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, much of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on this service provider as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

EAST\200834587.2

Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Our business model is to commercialize our product candidates in the United States, and we may either commercialize products outside the United States ourselves or collaborate with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, we currently commercialize Sunosi in Canada. In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in European and certain Middle East / North Africa countries. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we relied on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

EAST\200834587.2

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

EAST\200834587.2

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

RISKS RELATED TO INTELLECTUAL PROPERTY

It is difficult and costly to protect our proprietary rights, and, as a result, we may not be able to ensure their protection. In addition, patents have a limited lifespan and will eventually expire.

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for Sunosi expires on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication expiring on June 17, 2026. For Auvelity, the New Product Exclusivity expires on August 18, 2025. Neither of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filler may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings or that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay. Such a generic launch could materially impact our commercial success.

We seek to protect intellectual property relating to our products and portfolio products by prosecuting patents in the United States and elsewhere. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patent applications and patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents and patent applications or in third‑party patents and patent applications. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

•
we may not have been the first to conceive of and reduce to practice the inventions covered by each of our pending patent applications and issued patents;

EAST\200834587.2

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

EAST\200834587.2

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

EAST\200834587.2

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

EAST\200834587.2

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

In connection with the acquisition of Sunosi, in addition to the upfront purchase price, we assumed certain liabilities in connection with the acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz Pharmaceuticals on U.S. net sales. There are no royalty payments due to Jazz Pharmaceuticals for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz Pharmaceuticals to SK Biopharmaceuticals Co., Ltd. ("SK") and Aerial Biopharma, LLC ("Aerial"). The assumed commitments to SK and Aerial include single-digit tiered royalties and certain sales and development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

EAST\200834587.2

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

EAST\200834587.2

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal, state, and foreign healthcare laws, including fraud and abuse and transparency and health and other data protection, information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of the filed Annual Report on Form 10‑K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Physician Payments Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

EAST\200834587.2

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

In both domestic and foreign markets, sales of our products depends in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

EAST\200834587.2

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more of our products or product candidates. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low-cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

EAST\200834587.2

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our products to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost effectiveness of any our products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

EAST\200834587.2

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

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act, or the IRA, was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

EAST\200834587.2

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

EAST\200834587.2

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

EAST\200834587.2

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

As of December 31, 2022, we had 373 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

EAST\200834587.2

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

EAST\200834587.2

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

EAST\200834587.2

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

EAST\200834587.2

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. Throughout the course of fiscal years 2020, 2021, and 2022, we saw both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commercial success of our products;
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

EAST\200834587.2

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

EAST\200834587.2

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
the commercial success of our products;
•
whether the FDA requires us to complete additional, unanticipated studies, tests, or other activities prior to approving any of our current and future product candidates, which may delay any such approval;
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

EAST\200834587.2

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We may finance our cash needs through a combination of equity offerings, debt financings, grants, and license and development agreements in connection with any collaborations until such time, if ever, as our product sales are sufficient to meet our cash needs. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

As of February 21, 2023, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 44% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

EAST\200834587.2

As of February 21, 2023, we have outstanding 43,516,501 shares of common stock and 7,417,952 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 35,497,000 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to our March 2022 “at-the-market” sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC, or SVB Leerink), or SVB Securities, which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

EAST\200834587.2

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2022, we had U.S. federal net operating loss, NOL, carryforwards of approximately $458 million and foreign NOL carryforwards of $7.8 million. U.S. federal net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the net operating losses of approximately $398 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

EAST\200834587.2

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

EAST\200834587.2

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 22 Cortlandt Street in New York, New York. We currently have a lease agreement for this office space through April 30, 2023. In February 2023, we entered into a sub-lease agreement for office space located at One World Trade Center, for our corporate and executive offices, commencing March 2023. See “Item 9B – Other Information” for additional information. We believe that our current facilities are suitable and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et. al., in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and one director (the “Securities Class Action”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its New Drug Application with the FDA, with respect to one of its product candidates, AXS-07. The named plaintiff seeks unspecified damages, fees, interest, and costs. On August 11, 2022, the Court appointed co-lead Plaintiffs in the Gru action. On October 7, 2022, the Gru plaintiffs filed an Amended Complaint, which contains substantially similar allegations as in the initial complaint. Defendants filed their motion to dismiss the Amended Complaint on December 16, 2022, which motion remains pending before the court. One of the Co-Lead Plaintiffs, Santoshanand Thakkar, withdrew from the case on January 18, 2023.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al., in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al., in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel matter is currently stayed pending further proceedings in the Gru matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Global Market since March 3, 2017, under the symbol “AXSM”. Prior to that, our common stock was listed on the Nasdaq Capital Market since November 19, 2015, under the symbol “AXSM”. Prior to our initial public offering, there was no public market for our common stock.

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

Holders

The number of record holders of our common stock as of February 21, 2023, was six. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

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

In July 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which changes were meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are a commercial-stage biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (sometimes also referred to as "AXS-05") and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company completed the U.S. acquisition of Sunosi from Jazz Pharmaceuticals ("Jazz") and in November 2022, the Company acquired the ex-U.S. assets of Sunosi from Jazz for certain international markets (the "Acquisition"). Sunosi is a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness ("EDS") associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval, and in October 2022, the U.S. commercial availability, of Auvelity. Auvelity is an indication for the treatment of major depressive disorder in adults. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities, and the commercial launches of Sunosi and Auvelity. Subsequent to our IPO, we financed our operations primarily through proceeds from sales of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Sunosi and Auvelity but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $187.1 million and $130.4 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit as of December 31, 2022 was $596.3 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Product sales, net

Net revenues from product sales consist of Sunosi, which, subsequent to our acquisition from Jazz, we began selling in the U.S. in May 2022 and certain international markets in November 2022, and Auvelity, which was made available in October 2022.

We expect that Sunosi and Auvelity revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may not generate revenue in the future.

Cost of product sales

Cost of product sales include direct costs of formulating, manufacturing and packaging drug product, overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management, royalty expense, and other miscellaneous operating costs.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Sunosi	$2,834,120	$—
AXS-05	23,949,287	24,525,561
AXS-07	9,060,693	14,787,625
AXS-12	7,091,036	4,862,688
AXS-14	2,330,131	235,933
Other research and development	4,077,772	6,192,869
Stock-based compensation	8,604,408	7,456,049
Total research and development expenses	$57,947,447	$58,060,725

Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs. Beginning July 2021, employee salaries and benefits were allocated to specific products.

Selling, general and administrative expenses

Selling, general and administrative expenses were primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, and include stock-based compensation and travel expenses. Also included in selling, general and administrative expenses are commercial costs, marketing, pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. Selling, general and administrative expenses are expensed when incurred.

Interest expense, net

Interest expense, net, primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest expense, net also includes interest income earned on cash.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. We evaluate the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Fair value in contingent consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on our U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on our U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the estimated future cash outflows based on future sales.

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

While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from: invoice discounts for prompt payment and distribution service fees, government rebates, Pharmacy Benefit Managers ("PBMs") and Managed Care Organization rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to Accounts receivable, net or accrued expenses and other current liabilities. The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts.

We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third parties for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for our products, as it becomes available.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations. As of December 31, 2022, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the year ended December 31, 2022.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. We evaluate the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of intangible assets during the year ended December 31, 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. We estimate the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the estimated future cash outflows based on future sales. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2022, we do not believe any material uncertain tax positions are present.

As of December 31, 2022, we had U.S. federal net operating loss, or NOL carryforwards of approximately $458 million and foreign NOL carryforwads of $7.8 million. U.S. federal NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $398 million generated in 2018 and later have an indefinite carryforward period.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021

Revenues:
Product sales, net	$50,037,106	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	5,197,595	—
Research and development	57,947,447	58,060,725
Selling, general and administrative	159,253,663	66,646,205
Loss in fair value of contingent consideration	3,298,230	—
Intangible asset amortization	4,139,228	—
Total operating expenses	229,836,163	124,706,930
Loss from operations	(179,799,057)	(124,706,930)
Interest expense, net	(7,334,596)	(5,696,062)
Net loss	$(187,133,653)	$(130,402,992)
Net loss per common share, basic and diluted	$(4.60)	$(3.47)
Weighted average common shares outstanding, basic and diluted	40,655,941	37,618,599

Product sales, net. Auvelity was launched on October 19, 2022 and had U.S. net sales of $5.2 million for the year ended December 31, 2022. No Auvelity sales were reported by Axsome for the 2021 comparable period reflecting the timing of the Auvelity approval and launch. Additionally, we began selling Sunosi in the U.S. in May 2022 and in certain international markets in November 2022, and recorded net sales of $44.8 million for the year ended December 31, 2022, which included $0.9 million in ex-U.S. market net sales. No Sunosi sales were reported by us for the 2021 comparable periods, reflecting the acquisition of Sunosi.

Cost of product sales. Total cost of product sales was $5.2 million for the year ended December 31, 2022 compared to none for the 2021 comparable periods, reflecting the acquisition of Sunosi and launch of Auvelity.

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2022, were $57.9 million, compared to $58.1 million for the year ended December 31, 2021, a decrease of $0.2 million. See "Research and Development" section in the "Overview" section above for more further information.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2022, were $159.3 million, compared to $66.6 million for the year ended December 31, 2021, an increase of $92.7 million.

Loss in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in discount rates due to market changes.

Intangible asset amortization. As part of the Sunosi acquisition preliminary purchase price allocation, we determined the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years.

Interest expense, net. Interest expense, net for the year ended December 31, 2022, was $7.3 million, compared to $5.7 million for the year ended December 31, 2021, an increase of $1.6 million. The increase is mainly due to a higher debt balance compared to the prior comparable period due to the execution of the Second Amendment to the 2020 Term Loan in May 2022.

Liquidity and Capital Resources

Since our inception through December 31, 2022, we have financed our operations primarily through equity offerings, debt borrowings and proceeds from product sales. See discussion below.

Equity

On December 2, 2022, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2022 Shelf Registration Statement. It was declared effective by the SEC upon filing. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2022 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In December 2019, we entered into a sales agreement, or the December 2019 Sales Agreement, with SVB Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the automatic shelf registration statement we previously filed with the SEC on December 5, 2019, which we refer to as the 2019 Shelf Registration Statement. SVB Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement.

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement, with SVB Securities, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, we filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of our common stock under the March 2022 Sales Agreement. We will pay SVB Securities a commission of up to 3.0% of the gross sales proceeds of any shares sold through SVB Securities, acting as sales agent, under the March 2022 Sales Agreement.

In December 2022, in connection with the 2022 Shelf Registration Statement, we filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired 2019 Shelf Registration Statement. The new sales agreement prospectus covered the issuance and sale by us of up to the same $250 million of our common stock that may be issued and sold from time to time through SVB Securities, as our sales agent, under the March 2022 Sales Agreement.

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the year ended December 31, 2022, we received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million.

Debt

In March 2022, we entered into a Second Amendment to the Loan Agreement with Hercules. The Second Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment). In connection with the Second Amendment, the parties also clarified certain terms of the Warrant Agreement previously issued to Hercules. The Second Amendment was effective upon the closing of the Acquisition on May 9, 2022. See “Contractual Obligations and Commitments - March 2022 Second Amendment to the Loan and Security Agreement – Hercules'” section below for more information.

In January 2023, we entered into a Third Amendment to the Loan Agreement with Hercules. The Third Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022). The Third Amendment, among other things, increased the size of the aggregate principal amount of the 2020 Term Loan from $300,000,000 to $350,000,000, reduced the interest rate, and extended the maturity and interest-only period of the Loan Agreement. See “Contractual Obligations and Commitments - January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

In the future, we may conduct additional offerings of one or more of the securities covered by the 2022 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

We believe that our current cash, along with the remaining committed capital from the $350 million term loan facility, is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan, which includes the continued commercialization of Sunosi and Auvelity. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(116,510,798)	$(108,225,764)
Investing activities	(53,702,109)	(307,549)
Financing activities	284,582,008	11,129,714
Net increase (decrease) in cash	$114,369,101	$(97,403,599)

Operating Activities. Net cash used in operating activities for the year ended December 31, 2022, was $116.5 million as compared to $108.2 million for the year ended December 31, 2021. The increase of $8.3 million in net cash used was mainly due to commercialization activities.

Investing Activities. Cash used in investing activities for the year ended December 31, 2022 was $53.7 million as compared to $0.3 million for the year ended December 31, 2021. The increase was primarily due to the Sunosi acquisition for $53.0 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022, was $284.6 million, which included net proceeds of the sale of common stock through our December 2019 and March 2022 Sales Agreement with SVB Securities of $231.8 million, net proceeds from Tranche 1B related to the Second Amendment of the Loan and Security Agreement with Hercules of $45.0 million along with the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, and proceeds from the issuance of common stock upon exercise of employee stock options of $6.3 million, offset by payment of contingent consideration and tax withholdings on stock awards for a total of $3.0 million.

Funding requirements

We have not achieved profitability since our inception, and we expect to continue to incur significant losses for the foreseeable future. We expect our losses to decrease over time if we are able to successfully commercialize Auvelity and Sunosi. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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
the commercial success of our products;
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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2022:

		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Term loan	$133,947,600	$10,306,181	$43,329,631	$80,311,788	$—
Lease commitments	$427,875	427,875	—	—	—
Total contractual obligations	$134,375,475	$10,734,056	$43,329,631	$80,311,788	$—

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

License agreements with Antecip Bioventures

Under three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., we are obligated to make specified royalty payments ranging from 1.5% to 4.5%, subject to up to a 50% reduction depending on required payments to third parties, on net sales of licensed products. For a more detailed description of these agreements, please see “Business—Material License Agreements.” Due to the commercial launch of Auvelity in the fourth quarter of 2022, we recorded an accrual for royalty payments due to Antecip equal to 3.0% of net sales.

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

January 2023 Third Amendment to the Loan and Security Agreement – Hercules

In January 2023, we entered into a Third Amendment to the Loan Agreement with Hercules. The Third Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020, by and among us, Hercules and the Lenders (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022).

The Third Amendment amended the terms of the Loan Agreement to, among other things, (i) extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029; (ii) increase the aggregate principal amount under the Loan Agreement from $300,000,000 to $350,000,000; (iii) subject to the terms and conditions in the Loan Agreement, change the Term Loan Advance amounts and dates available under the Tranche 1 Advance (as defined in the Loan Agreement) through Tranche 5 Advance (as defined in the Loan Agreement), including increasing the Tranche 1 Advance from one tranche of $95,000,000 to five sub-tranches of $95,000,000, $55,000,000, $30,000,000, $35,000,000 and $35,000,000, respectively, changing the Tranche 2 Advance (as defined in the Loan Agreement) from three sub-tranches of $35,000,000, $35,000,000 and $30,000,000 to one tranche of $25,000,000, changing the Tranche 3 Advance (as defined in the Loan Agreement) from two sub-tranches of $15,000,000 and $5,000,000 to one tranche of $75,000,000, and removing the Tranche 4 Advance (as defined in the Loan Agreement) and Tranche 5 Advance entirely; (iv) revise the interest rate applicable to extensions of credit under the Loan Agreement to equal the greater of 9.95% per annum or the prime rate plus 2.20% per annum, (v) increase the minimum cash requirement of the Company to $30,000,000; and (vi) require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance (as defined in the Loan Agreement), Tranche 1C Advance (as defined in the Term Loan), Tranche 1D Advance (as defined in the Loan Agreement), Tranche 1E Advance (as defined in the Term Loan), Tranche 2 Advance and Tranche 3 Advance.

Royalty Agreements

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

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05 anywhere in the world for veterinary and human therapeutic and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual non exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. Due to the commercial launch of Auvelity in the fourth quarter of 2022, we recorded an accrual for royalty payments due to Antecip equal to 3.0% of net sales.

License Agreement with Pharmanovia

On February 21, 2023, Axsome Malta Ltd., a Malta limited company (“Axsome Malta”), a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Atnahs Pharma UK Limited (Pharmanovia), a company organized and existing under the laws of England and Wales (the “Licensee”), pursuant to which Axsome Malta will license certain Licensed Intellectual Property (as defined in the License Agreement) to the Licensee and grant an exclusive license to Licensee in the Territory (as defined in the License Agreement and which includes Europe and certain countries in the Middle East and Africa) for use of the Licensed Intellectual property for the development and commercialization of the Company’s Licensed Products (as defined in the License Agreement and which includes the Company’s product Sunosi).

Shelf Registration Statement

On December 2, 2022, we filed a Form S-3ASR (File No. 333-235372) with the SEC, or the 2022 Shelf Registration Statement, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $200.8 million as of December 31, 2022. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2022, would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting. During the year ended December 31, 2022, other than continuing changes to our internal control process resulting from acquisition of Sunosi and commercialization of Auvelity, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Except as described in the previous paragraph, there has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with Advance Magazine Publishers Inc. (d/b/a Condé Nast) to sublease approximately 48,000 rentable square feet of office space located at One World Trade Center, New York, NY. The term of the Sublease is for a period of ten years commencing on the date that is the later to occur of (A) the full execution and delivery of the Sublease by both Condé Nast and the Company, (B) the date Condé Nast receives Prime Landlord’s (as defined in the Sublease) written consent to the Sublease and (C) the date on which Conde Nast’s Work (as defined in the Sublease) is deemed to have been substantially completed and Condé Nast has delivered the Premises (as defined in the Sublease) to the Company in the Premises Condition (as defined in the Sublease).

Under the Sublease, the Company’s fixed rent obligation for the first five years is at the rate of $2,521,272 per annum, payable in equal monthly installments of $210,106, and for the next five years, at the rate of $2,763,702 per annum, payable in equal monthly installments of $230,308.

The Company expects this new leased facility to serve as its new corporate headquarters following the expiration of its current leased facility at 22 Cortlandt St, New York, NY in April 2023.

The foregoing description of the Sublease does not purport to be complete and is qualified in its entirety by reference to the complete terms and conditions of the Lease to be filed as an exhibit to the Company’s next periodic report filed with the SEC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Axsome Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of developed technology intangible asset acquired in a business combination and fair value of contingent consideration liability
Description of the Matter

On May 9, 2022, the Company completed the acquisition of Sunosi from Jazz Pharmaceuticals (the “Acquisition”) in U.S. markets. The Company accounted for the acquisition as a business combination using the acquisition method of accounting for total consideration of approximately $89.1 million, which included cash consideration of $53 million and contingent consideration of approximately $36.1 million as disclosed in Note 3 to the consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Auditing the Company’s valuation for the acquired intangible asset required complex auditor judgment due to the significant estimation uncertainty in determining the fair value of the developed technology of $63.8 million. The fair value estimate for the developed technology was sensitive to changes in significant underlying assumptions, including revenue growth rates, earnings before interest and tax (EBIT) margin and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Similarly, auditing the valuation of the contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as revenue growth rates and the revenue required metric risk premium rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the acquisition. For example, we tested controls over management's review of the valuation of the developed technology intangible asset and contingent consideration, including management’s review of the significant assumptions used in the valuation models.

To test the estimated fair value of the developed technology and contingent consideration liability, our audit procedures included, among others, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. We compared the revenue growth rates, and EBIT margin to historical results of the acquired business and current industry and market trends. We also performed sensitivity analyses of these significant assumptions to evaluate the change in fair value resulting from changes in the assumptions. In addition, we involved internal valuation specialists to assist in evaluating the discount rate and the revenue required metric risk premium used in the fair value estimates. To evaluate the discount rate and the revenue required metric risk premium, we independently developed a range of estimates and compared our estimates to those used by management.

Reserve for variable consideration for commercial managed care
Description of the Matter

As more fully disclosed in Note 2 to the consolidated financial statements, the Company reserves for variable consideration to determine net product sales. The rebates reserve related to commercial managed care involve the use of significant assumptions and judgments in the calculation.

Given the complexity involved in determining the significant assumptions used in calculating the commercial managed care rebate reserves, auditing these estimates involved especially subjective judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of recording rebates related to commercial managed care. For example, we tested management’s controls related to the identification and assessment of the terms and conditions of agreements and the completeness and accuracy of data utilized in the controls, and the calculations supporting management’s estimates.

To test the Company’s rebates related to commercial managed care, our audit procedures included, among others, understanding the methodology and assumptions applied by the Company to determine the accrual. We obtained management’s calculations for the respective estimates and tested management’s key inputs used in the determination of accrued rebates related to commercial managed care. For example, we reviewed the customer segment utilization mix data, current contract prices, claims submission time lags and inventory levels in the distribution channel. We assessed subsequent events to determine whether there was new information that would require adjustment to the initial accruals, evaluated trends in actual sales and accrued rebate balances, and agreed rates to the underlying contract terms.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axsome Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Axsome Therapeutics, Inc’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 27, 2023

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$200,841,955	$86,472,854
Accounts receivables, net	37,698,868	—
Inventories, net	4,319,921	—
Prepaid and other current assets	2,780,665	45,286
Total current assets	245,641,409	86,518,140
Equipment, net	722,515	283,846
Right-of-use asset - operating lease	420,298	660,162
Goodwill	10,310,000	—
Intangible asset, net	59,660,772	—
Non-current inventory and other assets	14,721,101	322,910
Total assets	$331,476,095	$87,785,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,605,312	$13,149,329
Accrued expenses and other current liabilities	51,630,813	9,295,180
Operating lease liability, current portion	424,673	620,675
Contingent consideration, current	5,900,000	—
Total current liabilities	96,560,798	23,065,184
Contingent consideration, non-current	31,100,000	—
Loan payable, long-term	94,258,888	49,089,522
Total liabilities	221,919,686	72,154,706
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 43,498,617 and 37,816,794 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	4,350	3,782
Additional paid-in capital	705,884,795	424,825,655
Accumulated deficit	(596,332,736)	(409,199,085)
Total stockholders’ equity	109,556,409	15,630,352
Total liabilities and stockholders’ equity	$331,476,095	$87,785,058

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2022	2021	2020

Revenues:
Product sales, net	$50,037,106	$—	$—
Operating expenses:
Cost of product sales (excluding amortization and depreciation)	5,197,595	—	—
Research and development	57,947,447	58,060,725	70,244,579
Selling, general and administrative	159,253,661	66,646,205	28,896,749
Loss in fair value of contingent consideration	3,298,230	—	—
Intangible asset amortization	4,139,228	—	—
Total operating expenses	229,836,161	124,706,930	99,141,328
Loss from operations	(179,799,055)	(124,706,930)	(99,141,328)
Interest expense, net	(7,334,596)	(5,696,062)	(2,565,838)
Tax credit	—	—	53,578
Loss on extinguishment of debt	—	—	(1,247,012)
Net loss	$(187,133,651)	$(130,402,992)	$(102,900,600)
Net loss per common share, basic and diluted	$(4.60)	$(3.47)	$(2.77)
Weighted average common shares outstanding, basic and diluted	40,655,941	37,618,599	37,206,928

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	36,933,217	$3,693	$354,614,189	$(175,895,493)	$178,722,389
Stock-based compensation	—	—	14,756,206	—	14,756,206
Issuance of common stock upon exercise of options	127,778	13	1,049,836	—	1,049,849
Exercise of warrants	63,831	6	—	—	6
Issuance of warrants upon debt financing	—	—	884,216	—	884,216
Issuance of common stock upon financing	167,243	17	14,125,489	—	14,125,506
Issuance of common stock related agreement	82,019	8	7,155,329	—	7,155,337
Net loss	—	—	—	(102,900,600)	(102,900,600)
Balance at December 31, 2020	37,374,088	3,737	392,585,265	(278,796,093)	113,792,909
Stock-based compensation	—	—	20,801,380	—	20,801,380
Issuance of common stock upon exercise of options	326,219	33	4,402,367	—	4,402,400
Issuance of common stock upon vesting of RSUs	6,191	1	—	—	1
Issuance of common stock upon financing	110,296	11	7,212,356	—	7,212,367
Shares tendered for withholding taxes	—	0	(175,713)	—	(175,713)
Net loss	—	0	—	(130,402,992)	(130,402,992)
Balance at December 31, 2021	37,816,794	3,782	424,825,655	(409,199,085)	15,630,352
Stock-based compensation	—	—	37,726,158	—	37,726,158
Issuance of common stock upon exercise of options	340,149	34	6,251,139	—	6,251,173
Issuance of common stock upon vesting of RSUs	21,214	2	(2)	—	0
Issuance of common stock upon financing	5,320,460	532	236,787,524	—	236,788,056
Exercise of warrants			826,153		826,153
Shares tendered for withholding taxes	—	—	(531,832)	—	(531,832)
Net loss	—	—	—	(187,133,651)	(187,133,651)
Balance at December 31, 2022	43,498,617	$4,350	$705,884,795	$(596,332,736)	$109,556,409

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(187,133,651)	$(130,402,992)	$(102,900,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,726,158	20,801,380	14,756,206
Non-cash research and development license expense	—	—	7,155,337
Amortization of intangible asset	4,139,228	—	—
Loss on extinguishment of debt	—	—	1,247,012
Amortization of debt discount	1,482,678	1,077,015	786,750
Depreciation	263,440	76,350	23,864
Loss in fair value of contingent consideration	3,298,230	—	—
Amortization of operating lease right-of-use asset	1,161,505	1,079,313	53,854
Change in operating lease liability	(1,117,643)	(1,181,620)	8,967
Changes in operating assets and liabilities:
Accounts receivable, net	(37,698,868)	—	—
Inventories, net	(1,330,916)	—	—
Prepaid expenses and other current assets	(2,735,379)	103,087	264,722
Non-current inventory and other assets	(3,944,196)	(5,535)	(177,500)
Accounts payable	25,455,983	(354,693)	2,560,697
Accrued expenses and other current liabilities	43,922,633	581,931	(2,235,878)
Net cash used in operating activities	(116,510,798)	(108,225,764)	(78,456,569)
Cash flows from investing activities
Purchases of equipment	(702,109)	(307,549)	(45,891)
Cash paid for business combination	(53,000,000)	—	—
Net cash used in investing activities	(53,702,109)	(307,549)	(45,891)
Cash flows from financing activities
Proceeds from draw down of debt	45,000,000	—	50,000,000
Payment of debt issuance costs	(487,160)	(309,340)	(1,102,609)
Repayment of principal on term loan	—	—	(21,660,000)
Proceeds from issuance of common stock upon financing, net	236,788,056	7,212,367	14,125,506
Proceeds from issuance of common stock upon exercise of options	6,251,173	4,402,400	1,049,849
Payment of contingent consideration	(2,438,230)	—	—
Payments of tax withholdings on stock award	(531,831)	(175,713)	—
Net cash provided by financing activities	284,582,008	11,129,714	42,412,746
Net (decrease) increase in cash	114,369,101	(97,403,599)	(36,089,714)
Cash at beginning of period	86,472,854	183,876,453	219,966,167
Cash at end of period	$200,841,955	$86,472,854	$183,876,453
Supplemental disclosures of cash flow information:
Interest paid	$7,686,292	$4,625,208	$2,097,292
Operating lease right-of-use asset obtained in exchange for operating lease liability	561,380	—	1,793,328
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	37,000,000	—	—
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	—	—	884,216

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (also referred to as "AXS-05") and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company acquired Sunosi from Jazz Pharmaceuticals ("Jazz") for sale in the U.S. and in November 2022, following the ex-U.S. assets acquisition from Jazz, the Company began selling Sunosi in certain ex-U.S. markets. Sunosi is a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS ("excessive daytime sleepiness") associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval of Auvelity and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated for the treatment of major depressive disorder in adults. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company refers herein to Sunosi, Auveity, AXS-05, AXS-07, AXS-12, AXS-14, solriamfetol, and its programs to develop additional indications for Sunosi and Auvelity, as the Company’s products.

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $596.3 million.

The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock in public offerings and the issuance of debt. Sales of Sunosi and Auvelity recently initiated. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its product candidates.

The Company believes its current cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. The actual amount of cash that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for its product candidates. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or in light of other strategic considerations to finance its future cash needs.

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

The Company currently has two commercially approved products, Auvelity and Sunosi, and there can be no assurance that the Company’s research and development efforts will result in successfully commercialized products in addition to Auvelity and Sunosi. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Revenue Recognition

In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company's goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment. The reported results for the year ended December 31, 2022 reflect the application of ASC Topic 606.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below). Payment terms are typically 90 days or less.

Product Sales, net

In 2022, the Company sold Sunosi and Auvelity in the United States through a single third-party logistic provider ("3PL"), which takes title and control of the goods. The 3PL distributed the product to wholesale distributors (collectively the "Distributors") with whom the Company has entered into formal agreements for delivery to retail pharmacies. The company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals. For the year ended December 31, 2022, Product sales, net were $44.8 million for Sunosi, including $0.9 million in ex-U.S. markets, and $5.2 million for Auvelity.

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

The provision for rebates, discounts, and other incentives is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for rebates, discounts, and other incentives and returns, which are established at the time of sale. The Company uses customer segment utilization mix data, changes to product price, government pricing calculations and prior payment history in order to estimate the variable consideration. Amounts accrued for rebates, discounts, and other incentives are adjusted when trends indicate that adjustment is appropriate and to reflect actual experience.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment and reporting unit, which is the business of developing and delivering novel therapies for the management of CNS disorders.

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2022, the balance of cash and cash equivalents was $200.8 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2022, the majority of the Company’s cash was held by one financial institution and the amount on deposit was in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception and does not believe that it is exposed to any significant credit risk with respect to cash and cash equivalents. See Accounts Receivables, net below for further information.

Concentration of Risk, Other- We have a limited number of contract manufacturers for our products. At times we may have only one manufacturer or supplier for a product.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company intends to complete its annual goodwill assessment in the first quarter. As of December 31, 2022, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the year ended December 31, 2022.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of intangible assets during the year ended December 31, 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the estimated future cash outflows based on future sales. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

Fair Value Measurements

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, current and non-current contingent consideration. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities, and therefore considered Level 1 within the fair value hierarchy. The carrying value of debt on the Company’s balance sheet (see Note 6 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics, and therefore considered Level 1 within the fair value hierarchy. The key assumptions used to determine the fair value of acquisition-related assets and liabilities are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. In 2022, primarily all of the Company's accounts receivables, net, was generated from the Company's contracted 3PL. Outside of the U.S., accounts receivables are derived from a variety of customers spread across different geographic areas. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of December 31, 2022, the Company has not recorded any allowances for doubtful accounts receivable. As of December 31, 2022, there is $9.1 million of reserves for Variable Consideration recorded as an allowance against Accounts Receivable, net primarily due to Trade Discounts and Allowances and Chargebacks.

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

Inventory

The Company values its inventories at the lower of average cost or estimated net realizable value. The remaining inventory associated with the Sunosi acquisition is stated at fair value due to purchase accounting. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.

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

Cost of Product Sales

The Company's cost of product sales relates to sales of Sunosi and Auvelity. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. Cost of product sales were $5.2 million for the year ended December 31, 2022. There were no sales in 2021.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company pays a royalty to Antecip equal to 3.0% of Auvelity net sales.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the year ended December 31, 2022, advertising costs were $35.3 million. The Company did not have commercial products in 2021 and 2020.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 and has not recorded an income tax benefit for the year ended December 31, 2022 and 2021 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2022, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the year ended December 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU for fiscal year ended December 31, 2022 and concluded it did not have a material impact on the Company's financial statements. See Note 3 - Business Combination for further information.

Note 3. Business Combination

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire commercial and development rights with respect Sunosi from Jazz (the “Acquisition”) in certain U.S. and ex-U.S. markets. The Acquisition occurred in two separate closings. The sale and purchase of Specified Initial Assets as defined and contemplated by the Purchase Agreement occurred on May 9, 2022 (“Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of Specified Ex-U.S. Assets contemplated by the Purchase Agreement occurred on November 14, 2022 (“Final Closing” or “Ex-U.S. Closing”), and primarily consisted of inventory. The Company accounted for the Initial Closing as a business combination using the acquisition method of accounting and the Ex-U.S. Closing as an asset acquisition.

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK Biopharmaceuticals (“SK)” and Aerial Biopharma (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its $300 million term loan facility with Hercules Capital, Inc.

In conjunction with the Acquisition, the Company incurred approximately $0.5 million in transaction costs, which were expensed as selling, general, and administrative expense in the consolidated statement of operations during the year ended December 31, 2022.

The Company's results of operations associated with Sunosi for the year ended December 31, 2022, include $44.8 million of net product sales and $13.1 million of net loss. This is included in the Company's consolidated statement of operations for the year ended December 31, 2022.

Preliminary purchase consideration consisted of the following:

Cash at settlement	$53,000,000
Fair value of contingent consideration	36,140,000
Total	$89,140,000

The preliminary allocation of the fair value of the Sunosi acquisition is shown in table below:

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments		Purchase Price Allocation
Inventory	$10,601,000	$—		$10,601,000
Other current assets	3,551,000	1,587,000	(1)	5,138,000
Developed technology	63,800,000	—		63,800,000
Goodwill	11,897,000	(1,587,000)	(1)	10,310,000
Accrued expenses and other current liabilities	(709,000)	—		(709,000)
Total	$89,140,000	$—		$89,140,000

(1) The adjustment to goodwill resulted from rebates covered by Jazz during the post acquisition period which were provisionally recorded as an asset as of the acquisition date.

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

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $10.3 million was established as a result of the Acquisition. The Company expects that the entire amount of the purchase price allocated to goodwill will be deductible for U.S. income tax purposes over a 15-year period.

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

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2021, the earliest period presented herein:

	Year Ended December 31,
	2022	2021
Net revenues	$74,065,000	$51,670,000
Net Loss	(211,571,000)	(283,831,000)

These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 4. Goodwill

Goodwill of $10.3 million was recorded in connection with the Sunosi acquisition as described in Note 3 Business Combination. The adjustment to goodwill resulted from rebates covered by Jazz during the post acquisition period which were provisionally recorded as an asset as of the acquisition date.

The following table provides the Company’s goodwill as of December 31, 2022.

Goodwill
Balance at December 31, 2021	$—
Goodwill from Sunosi Acquisition	11,897,000
Measurement period adjustment	(1,587,000)
Balance at December 31, 2022	$10,310,000

Note 5. Intangible Asset

The gross carrying amount and net book value of the Company's intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2021	$—
Gross Carrying Amount	63,800,000	10-years
Accumulated Amortization	(4,139,228)
Net Book Value at December 31, 2022	$59,660,772

Based on finite-lived intangible assets recorded as of December 31, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2023	6,374,760
2024	6,392,226
2025	6,374,760
2026	6,374,760
Thereafter	34,144,266
Total	$59,660,772

Note 6. Fair Value Measurements

In connection with the Sunosi acquisition, the Company pays an uncapped royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $5.9 million and non-current contingent consideration liability of $31.1 million in the consolidated balance sheet as of December 31, 2022.

The fair value of financial instruments measured on a recurring basis is as follows:

May 9, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$36,140,000	$36,140,000

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$37,000,000	$37,000,000
Total	$—	$—	$37,000,000	$37,000,000

The fair value of the contingent consideration was remeasured at December 31, 2022. The fair value of the financial instruments as of December 31, 2022 is as follows:

Contingent Consideration
Balance at December 31, 2021	$—
Initial estimate (Level 3)	36,140,000
Loss in fair value of contingent consideration	3,298,230
Payments	(2,438,230)
Balance at December 31, 2022 (Level 3)	$37,000,000

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of December 31, 2022	As of May 9, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent Consideration	Probability weighted income approach	Discount rate	12.0%	11.7%
		Revenue Required Metric Risk Premium rate	20.9%	20.8%

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of December 31, 2022, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $35.3 million to $38.8 million. As of December 31, 2022, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $35.8 million to $38.3 million.

Note 7. Inventory

Inventory consists of the following:

December 31, 2022
Raw materials	$2,473,058
Work in process	13,964,402
Finished goods	1,590,350
Total	$18,027,810

As of December 31, 2022, inventories included $1.0 million related to the purchase accounting inventory fair value step-up on inventory acquired in the Sunosi Acquisition for the U.S. Territory.

There were no material inventory reserves as of December 31, 2022. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

December 31, 2022
Balance sheet classification
Inventories, net	$4,319,921
Non-current inventory and other assets	13,707,889
Total	$18,027,810

Note 8. Accrued Expenses and Other Current Liabilities

At December 31, 2022 and 2021, accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Accrued research and development	$4,714,388	$2,416,897
Accrued compensation	11,283,646	4,050,236
Accrued selling, general and administrative	6,596,409	2,442,700
Accrued sales discounts, rebates and allowances	26,544,510	—
Accrued royalties	1,616,541	—
Accrued interest	875,319	385,347
Total	$51,630,813	$9,295,180

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

In January 2023, the Company entered into a Third Amendment (the "Third Amendment") to its Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350,000,000, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. $55.0 million was drawn upon the Third Amendment closing date. See Note 18 - Subsequent Events for further information.

The Third Amendment amended the terms of the Loan Agreement to, among other things, (i) extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029; (ii) increase the aggregate principal amount under the Loan Agreement from $300,000,000 to $350,000,000; (iii) subject to the terms and conditions in the Loan Agreement, change the Term Loan Advance amounts and dates available under the Tranche 1 Advance (as defined in the Loan Agreement) through Tranche 5 Advance (as defined in the Loan Agreement), including increasing the Tranche 1 Advance from one tranche of $95,000,000 to five sub-tranches of $95,000,000, $55,000,000, $30,000,000, $35,000,000 and $35,000,000, respectively, changing the Tranche 2 Advance (as defined in the Loan Agreement) from three sub-tranches of $35,000,000, $35,000,000 and $30,000,000 to one tranche of $25,000,000, changing the Tranche 3 Advance (as defined in the Loan Agreement) from two sub-tranches of $15,000,000 and $5,000,000 to one tranche of $75,000,000, and removing the Tranche 4 Advance (as defined in the Loan Agreement) and Tranche 5 Advance entirely; (iv) revise the interest rate applicable to extensions of credit under the Loan Agreement to equal the greater of 9.95% per annum or the prime rate plus 2.20% per annum, to not exceed 10.70% (v) increase the minimum cash requirement of the Company to $30,000,000; and (vi) require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance (as defined in the Loan Agreement), Tranche 1C Advance (as defined in the Term Loan), Tranche 1D Advance (as defined in the Loan Agreement), Tranche 1E Advance (as defined in the Term Loan), Tranche 2 Advance and Tranche 3 Advance.

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

Further information on warrants issued related to the debt financings and amendments are disclosed in Note 13 - Warrants.

Long-term debt and unamortized debt discount balances are as follows:

	December 31, 2022	December 31, 2021
Total Outstanding Debt	$95,000,000	$50,000,000
Add: accreted liability of final payment fee	1,362,733	706,407
Less: unamortized debt discount, long-term	(2,103,845)	(1,616,885)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$94,258,888	$49,089,522

The book value of debt approximates its fair value given its variable interest rate.

	Year ended December 31,
	2022	2021	2020
Interest Expense	$8,176,264	$4,616,597	$2,362,083
Amortization of final payment fee	668,051	554,493	469,676
Amortization of debt discount related issuance costs and warrants	814,627	522,522	317,074

Scheduled Principal Payments on Outstanding Debt, as of December 31, 2022, are as follows:

2022	—
2023	—
2024	—
2025	15,202,884
2026	79,797,116
Total principal payments outstanding	$95,000,000

Note 10. Commitments and Contingencies

Operating Leases

Leases are accounted for under ASC Topic 842. The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. Therefore, the Company is not recognizing a lease liability or right-of-use asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has entered into a lease agreement for the Company’s principal executive offices located in New York, New York. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

The Company entered into a lease for office space at 22 Cortlandt St, New York, NY consisting of the 16th floor effective August 1, 2020. In August 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street through April 30, 2023.

Rent expense incurred during the years ended December 31, 2022, 2021 and 2020 was $1,255,165, $1,175,139, and $870,275.

Operating lease expenses recognized for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year ended December 31,
	2022	2021	2020
Total operating lease expense	$1,207,837	$1,147,692	$47,821

Future minimum lease payments of our operating leases as of December 31, 2022, were as follows:

2023	427,875
2024	—
2025	—
Thereafter	—
Total lease payments	427,875
Less imputed interest	(3,202)
Present value of operating lease liabilities	$424,673

As of December 31, 2022, the remaining lease term for our operating lease was 0.3 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

In February 2023, the Company entered into a sub-lease agreement for new corporate and executive office space, commencing March 2023. See Note 18 - Subsequent Events for further information.

Note 11. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2022	2021	2020
Basic and diluted net loss per common share:
Net loss	$(187,133,651)	$(130,402,992)	$(102,900,600)
Weighted average common shares outstanding—basic and diluted	40,655,941	37,618,599	37,206,928
Net loss per common share—basic and diluted	$(4.60)	$(3.47)	$(2.77)

The following potentially dilutive securities outstanding at December 31, 2022, 2021, and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2022	2021	2020
Stock options	6,617,728	5,090,377	3,733,916
Restricted stock units	686,375	326,625	136,067
Warrants	50,796	15,541	15,541
Total	7,354,899	5,432,543	3,885,524

Note 12. Stockholders’ Equity

Capital Structure

In December 2019, the Company entered into a sales agreement (the “December 2019 Sales Agreement”) with SVB Securities LLC (formerly known as SVB Leerink LLC) (“SVB Securities”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the automatic shelf registration statement that the Company previously filed with the SEC on December 5, 2019 (the “2019 Shelf Registration Statement”). SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (see below).

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with SVB Securities, pursuant to which the Company may sell up to $200 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, the Company filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of the Company’s common stock under the March 2022 Sales Agreement. The Company will pay SVB Securities a commission of up to 3.0% of the gross sales proceeds of any shares sold through SVB Securities, acting as sales agent, under the March 2022 Sales Agreement.

In December 2022, in connection with the 2022 Shelf Registration Statement (as defined below), the Company filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired 2019 Shelf Registration Statement. The new sales agreement prospectus covered the issuance and sale by the Company of up to the same $250 million of our common stock that may be issued and sold from time to time through SVB Securities, as the Company’s sales agent, under the March 2022 Sales Agreement.

Under the December 2019 Sales Agreement and March 2022 Sales Agreement, for the year ended December 31, 2022, the Company received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million.

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

Shelf Registration Statement

On December 2, 2022, the Company filed an automatic shelf registration statement (“2022 Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has not issued common stock pursuant to such shelf registration statement.

Under SEC rules, the 2022 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plans

The Company had granted stock options under its 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted for employees and consultants for the purpose of advancing the interests of the Company's stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. The 2015 Plan is the successor to the Company's 2013 Plan. In conjunction with the adoption of the 2015 Plan, no additional grants were made from the 2013 Plan and options from the 2013 Plan remain outstanding. As of December 31, 2022, there were 2,944,176 shares available for future grant under the 2015 Plan.

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

Stock Options

The following table summarizes stock option activity as of December 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	5,090,377	$28.89
Granted	2,222,866	38.62
Exercised	(340,149)	18.38
Forfeited	(317,942)	39.50
Expired	(37,424)	54.76
Outstanding at December 31, 2022	6,617,728	$31.80	7.3	$300,653,467
Vested and expected to vest at December 31, 2022	6,617,728	$31.80	7.3	$300,653,467
Exercisable at December 31, 2022	3,470,813	$21.43	5.8	$193,768,216

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

The relevant data used to determine the value of the stock option grants for the years ended December 31, 2022, 2021, and 2020 is as follows:

Black-Scholes option valuation assumptions	2022	2021	2020
Risk-free interest rates	1.46 - 4.31%	0.63 - 1.47%	0.3 - 1.7%
Dividend yield	—	—	—
Volatility	90 - 95%	89 - 93%	67 - 99%
Weighted average expected term	5.0 - 6.11 years	5.0 - 6.17 years	3.51 - 6.14 years

The weighted average grant date fair value of options granted was $28.18, $39.64, and $36.77 per option for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $95.7 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.9 years. These amounts do not include 6,169 options outstanding as of December 31, 2022, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur. The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $13.2 million, $13.5 million, and $9.4 million, respectively.

Restricted Stock Units

In 2020, the Company began granting RSUs covering an equal number of its shares of common stock to employees. The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2022, total compensation cost not yet recognized related to unvested RSUs was $17.5 million, which is expected to be recognized over a weighted-average period of 2.9 years. The intrinsic value of RSUs lapsed during the year ended December 31, 2022 and 2021 was $1.5 million and $0.4 million, respectively.

The following table sets forth the RSU activity for the year ended December 31, 2022:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	302,764	$42.93
Granted	533,134	27.18
Vested	(81,639)	42.49
Forfeited	(67,884)	30.20
Outstanding at December 31, 2022	686,375	$31.80

Stock‑based compensation expense recognized for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year ended December 31,
	2022	2021	2020
Research and development	$8,604,408	$7,456,049	$3,953,939
Selling, general and administrative	29,121,750	13,345,331	10,802,267
Total	$37,726,158	$20,801,380	$14,756,206

Note 13. Warrants

The following table summarizes warrant activity as of December 31, 2022, 2021, and 2020:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2019	69,656	$7.21
Issued	15,541	80.43
Exercised	(69,656)	7.21
Outstanding at December 31, 2020	15,541	80.43
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2021	15,541	80.43
Issued	35,255	31.91
Exercised	—	—
Outstanding at December 31, 2022	50,796	$46.75

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

The outstanding warrants of 69,656 as of December 31, 2019 were fully exercised by Life Sciences Loans and WestRiver Innovation Lending during year ended December 31, 2020. These warrants were issued during 2016, 2018 and 2019 in connection with the Company's previous debt facility with SVB.

The initial fair value of the warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2022 warrants	2020 warrants	2019 warrants	2018 warrants	2016 warrants
Risk-free interest rate	3.1%	0.5%	2.8%	3.0%	1.8%
Dividend yield	—	—	—	—	—
Volatility	94%	88%	97%	85%	73%
Weighted average contractual term	7 years	7 years	7 years	7 years	7 years

Note 14. License Agreements

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the years ended December 31, 2022, 2021 and 2020, no milestone payments or royalties were paid to Pfizer by the Company.

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

Due to the sales of Auvelity in the fourth quarter of 2022, the Company recorded an accrual for royalty payments to Antecip equal to 3.0% of net sales.

Note 15. Income Taxes

As of December 31, 2022, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $458 million and foreign NOL carryforwards of $7.8 million. U.S. federal NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOL of approximately $398 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net federal operating loss carryforward	$96,156,250	$76,470,431
Net foreign operating loss carryforward	2,794,785	88,480
Net state operating loss carryforward	32,029,378	47,672,157
Non-cash compensation	11,027,745	13,228,425
Research and development credits	15,015,642	14,455,797
Interest Expense	318,798	4,117,655
Intangible Assets	10,422,110	—
Accrued expenses	2,113,054	1,479,728
Section 174 Capitalization	14,540,848	—
Other	109,988	219,760
Deferred tax asset, excluding valuation allowance	184,528,598	157,732,433
Deferred tax liabilities:
Lease Asset	(104,001)	(224,958)
Deferred tax liability, excluding valuation allowance	(104,001)	(224,958)

Less valuation allowance	(184,424,597)	(157,507,475)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased $26.9 million, $49.6 million, and $39.7 million, in 2022, 2021, and 2020, respectively, as a result of the increase of the deferred tax assets.

There was no income tax expense (benefit) recorded by the Company due to its net loss tax position and full valuation allowance during the years ended December 31, 2022, 2021, and 2020. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	14.0	13.7
Foreign Rate Differential	1.2	—	—
Stock based compensation - Excess tax benefit	1.0	1.8	1.8
Other permanent differences	(0.3)	(0.1)	(0.6)
Tax credit	(0.6)	1.3	2.5
Deferred tax adjustment	(2.9)	—	—
Change in valuation allowance	(23.9)	(38.0)	(38.4)
Effective tax rate	—%	—%	—%

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

The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.

Note 16. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s board of directors, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. Additionally, due to the sales of Auvelity in the fourth quarter of 2022, the Company recorded an accrual of $0.2 million for royalty payments to Antecip equal to 3.0% of net sales.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 14 – License Agreements for further information regarding the license agreements.

Note 17. Royalty Agreements

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

The Company is required to pay Antecip Bioventures II LLC, or Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., a royalty equal to 3.0% for AXS‑05 (Auvelity), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. Effective in the fourth quarter of 2022, the Company began recording royalty expense to Antecip as a component of cost of product sales.

Note 18. Subsequent Events

On January 9, 2023, the Company entered into a Third Amendment to its Loan and Security Agreement with Hercules Capital Inc. The Third Amendment increased the size of the aggregate principal amount under the Loan Agreement from $300 million to $350 million reduced the interest rate, and extended the maturity and interest-only period of the Loan Agreement. $55.0 million was drawn upon the Third Amendment closing date.

On February 21, 2023, the Company entered into a sublease agreement for office space for the Company's corporate and executive offices.

On February 21, 2023, Axsome Malta Ltd., a Malta limited company (“Axsome Malta”), a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Atnahs Pharma UK Limited (Pharmanovia), a company organized and existing under the laws of England and Wales (the “Licensee”), pursuant to which Axsome Malta will license certain Licensed Intellectual Property (as defined in the License Agreement) to the Licensee and grant an exclusive license to Licensee in the Territory (as defined in the License agreement to include Europe and certain countries in the Middle East and Africa) for use of the Licensed Intellectual property for the development and commercialization of the Company’s Licensed Products (as defined in the License Agreement and which includes the Company’s product Sunosi). The Company received an upfront payment of €62.0 million ($66.2 million) and is eligible to receive sales-based and other milestones totaling up to €94.5 million ($101.1 million). The Company will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the License Agreement) in the Territory (as defined in the License Agreement).

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

10.18

Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2022).8

10.19

Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

10.20

Form of Warrant Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

10.21

Share Transfer Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc., Hercules Capital, Inc., Hercules Private Global Venture Growth Fund I L.P. and Hercules Private Credit Fund I L.P. (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

21.1**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2023.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2023

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	February 27, 2023

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	February 27, 2023

/s/ Mark Saad Mark Saad	Director	February 27, 2023