Form 10-Q
period 2023-03-31
Axsome Therapeutics, Inc.
filed 2023-05-09
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4241907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center 22nd Floor New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

There were 43,573,213 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 1, 2023.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except for share and par value amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,515	$200,842
Accounts receivables, net	44,793	37,699
Inventories, net	7,940	4,320
Prepaid and other current assets	5,201	2,781
Total current assets	304,449	245,642
Equipment, net	703	722
Right-of-use asset - operating lease	106	420
Goodwill	10,310	10,310
Intangible asset, net	58,089	59,661
Non-current inventory and other assets	15,522	14,721
Total assets	$389,179	$331,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,770	$38,605
Accrued expenses and other current liabilities	58,774	51,631
Operating lease liability, current portion	108	425
Contingent consideration, current	6,000	5,900
Total current liabilities	100,652	96,561
Contingent consideration, non-current	29,100	31,100
Loan payable, long-term	147,615	94,259
Total liabilities	277,367	221,920
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 43,548,466 and 43,498,617 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	4	4
Additional paid-in capital	719,359	705,885
Accumulated deficit	(607,551)	(596,333)
Total stockholders’ equity	111,812	109,556
Total liabilities and stockholders’ equity	$389,179	$331,476

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product sales, net	$28,569	$—
License revenue	65,735	—
Royalty revenue	272	—
Total Revenues	94,576	—
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	7,556	—
Research and development	17,793	12,585
Selling, general and administrative	74,191	25,704
Gain in fair value of contingent consideration	(162)	—
Intangible asset amortization	1,572	—
Total operating expenses	100,950	38,289
Loss from operations	(6,374)	(38,289)
Interest expense, net	(2,264)	(1,343)
Income before provision for income taxes	(8,638)	(39,632)
Provision for income taxes	(2,580)	—
Net loss	$(11,218)	$(39,632)
Net loss per common share, basic and diluted	$(0.26)	$(1.03)
Weighted average common shares outstanding, basic and diluted	43,523,631	38,323,167

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except for share amounts)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	37,816,794	$4	$424,826	$(409,199)	$15,631
Stock-based compensation	—	—	7,598	—	7,598
Issuance of common stock upon exercise of options	18,015	—	182	—	182
Issuance of common stock upon vesting of RSUs	4,555	—	—	—	—
Issuance of common stock upon financing	1,044,081	—	31,008	—	31,008
Shares tendered for withholding taxes	—	—	(89)	—	(89)
Net loss	—	—	—	(39,632)	(39,632)
Balance at March 31, 2022	38,883,445	4	463,525	(448,831)	14,698
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	$4	$719,359	$(607,551)	$111,812

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,218)	$(39,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,943	7,598
Amortization of intangible asset	1,572	—
Amortization of debt discount	584	223
Depreciation	90	37
Gain in fair value of contingent consideration	(162)	—
Amortization of operating lease right-of-use asset	314	275
Change in operating lease liability	(317)	(215)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,094)	—
Inventories, net	(3,620)	—
Prepaid expenses and other current assets	(2,420)	(2,077)
Non-current inventory and other assets	(801)	—
Accounts payable	(2,835)	(554)
Accrued expenses and other current liabilities	7,143	1,692
Net cash used in operating activities	(5,821)	(32,653)
Cash flows from investing activities
Purchases of equipment	(71)	(214)
Net cash used in investing activities	(71)	(214)
Cash flows from financing activities
Proceeds from draw down of debt	55,000	—
Payment of debt issuance costs	(1,217)	—
Proceeds from issuance of common stock upon financing, net	—	31,009
Proceeds from issuance of common stock upon exercise of options	387	182
Payment of contingent consideration	(1,738)	—
Payments of tax withholdings on stock award	(867)	(89)
Net cash provided by financing activities	51,565	31,102
Net (decrease) increase in cash	45,673	(1,765)
Cash at beginning of period	200,842	86,473
Cash at end of period	$246,515	$84,708
Supplemental disclosures of cash flow information:
Interest paid	$3,216	$1,119
Operating lease right-of-use asset obtained in exchange for operating lease liability	561	561

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except for share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (the components of which are referred to as “AXS-05” and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc ("Jazz"). Sunosi is a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness (“EDS”) associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

In August 2022, the Company announced the FDA approval of Auvelity and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated for the treatment of major depressive disorder in adults. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company refers herein to Sunosi, Auvelity, AXS-07, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol, as the Company’s products.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $607.6 million.

The Company’s primary sources of cash have been proceeds from the sales of Sunosi and Auvelity, the issuance and sale of its common stock in public offerings, and the issuance of debt. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership with third parties. The Company may continue to incur substantial operating losses even as it begins to generate revenues from its product candidates.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. During that time, the Company expects that its expenses will increase primarily due to the commercialization of Sunosi and Auvelity while continuing to further develop the Company's pipeline assets. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

The Company’s common stock is listed on the Nasdaq Global Market and trades under the symbol “AXSM”.

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise additional financing. If the Company's commercialization of its products is not financially successful, it will be unable to generate sufficient recurring product revenue to achieve and maintain profitability.

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

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock‑based compensation expense; the determination of the fair value of the warrants; the accounting for research and development costs; accounting for acquisitions; impairments of goodwill and intangible assets; contingent consideration; chargebacks, cash discounts, sales rebates, returns and other adjustments; and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606") the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company's goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment.

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

License Agreements

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customers may include non-refundable upfront fees, payments based upon the achievement of defined milestones, and royalties on sales of products.

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

Product Sales, net

The Company sells Sunosi and Auvelity in the United States through wholesale distributors (collectively the "Distributors") with whom the Company has entered into formal agreements for delivery to retail pharmacies. The Company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals. For the three months ended March 31, 2023, product sales, net were $12.9 million for Sunosi, including $1.7 million in ex-U.S. markets, and $15.7 million for Auvelity, and includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.7 million for Auvelity and ($0.3) million for Sunosi.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third party administrator based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers ("PBMs") and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. The Company estimates these rebates and records such estimates in the same period the related product sales is recognized, resulting in a reduction to product sales as well as a component of accrued expense and other current liabilities.

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

License revenue

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023.

Cost of revenue

The Company's cost of revenue consists of cost of product sales related to sales of Sunosi and Auvelity of $2.6 million and a $5.0 million fee sharing expense related to the upfront license revenue received for the three months ended March 31, 2023. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. There were no product sales or license revenue for the three months ended March 31, 2022.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals Co. Ltd. (“SK”) and Aerial Biopharma, LLC (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. Additionally, the Company pays a royalty to Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., equal to 3.0% of Auvelity net sales.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2023, the balance of cash and cash equivalents was $246.5 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions which exceed insured limits. At March 31, 2023, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

Concentration of Risk, Other - We have a limited number of contract manufacturers for our products. At times we may have only one manufacturer or supplier for a product.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company intends to complete its annual goodwill assessment in the fourth quarter. As of March 31, 2023, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three months ended March 31, 2023.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of intangible assets during the three months ended March 31, 2023.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, current and non-current contingent consideration. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities, and therefore, are considered Level 1 within the fair value hierarchy. The carrying value of debt on the Company’s balance sheet (see Note 10 – Loan and Security Agreement), is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics, and therefore, are considered Level 1 within the fair value hierarchy. The key assumptions used to determine the fair value of acquisition-related assets and liabilities are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2023, the Company has not recorded any allowances for doubtful accounts receivable. Receivables from our three largest customers totaled 47% 24% and 24% of the Company's accounts receivable, net, balance as of March 31, 2023.

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

Inventory

The Company values its inventories at the lower of average cost or estimated net realizable value. The remaining inventory associated with the Sunosi acquisition is stated at fair value due to purchase accounting. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales as part of cost of revenue.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three months ended March 31, 2023, advertising costs were $21.4 million. The Company did not have commercial products for the three months ended March 31, 2022.

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

The Company used the Annual Effective Tax Rate (“AETR”) approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision and recorded an income tax expense for the three months ended March 31, 2023 of $2.6 million.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2023, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2023 and 2022.

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

The Company’s lease agreements contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has applied the practical expedient to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Payments under the Company’s lease arrangements are primarily fixed, however variable payments, are expensed as incurred and not included in the operating lease asset and liability.

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

Recent Accounting Pronouncements

There have been no recent accounting standards updates that impact the Company's financial statements during the three months ended March 31, 2023.

Note 3. Business Combination

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire commercial and development rights with respect to Sunosi from Jazz (the “Acquisition”) in certain U.S. and ex-U.S. markets. The Acquisition occurred in two separate closings. The sale and purchase of Specified Initial Assets as defined and contemplated by the Purchase Agreement occurred on May 9, 2022 (“Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of Specified Ex-U.S. Assets contemplated by the Purchase Agreement occurred on November 14, 2022 following the satisfaction or waiver of the closing conditions under the Purchase Agreement. (“Final Closing” or “Ex-U.S. Closing”). The Company accounted for the Initial Closing as a business combination using the acquisition method of accounting, and the Company accounted for the Final Closing as an asset acquisition.

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing term loan facility with Hercules Capital, Inc.

Preliminary purchase consideration consisted of the following:

Cash at settlement	$53,000
Fair value of contingent consideration	36,140
Total	$89,140

The preliminary allocation of the fair value of the Sunosi acquisition is shown in the table below:

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments		Purchase Price Allocation
Inventory	$10,601	$—		$10,601
Other current assets	3,551	1,587	(1)	5,138
Developed technology	63,800	—		63,800
Goodwill	11,897	(1,587)	(1)	10,310
Accrued expenses and other current liabilities	(709)	—		(709)
Total	$89,140	$—		$89,140

(1) The adjustment to goodwill resulted from rebates covered by Jazz during the post acquisition period which were provisionally recorded as an asset as of the acquisition date.

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. As such, the purchase price amount and allocations for this transaction are preliminary estimates including goodwill and other current assets, which may be subject to change within the measurement period.

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

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2022, the earliest period presented herein:

Three Months Ended March 31,
2022
Net revenues	$13,464
Net Loss	(61,502)

Note 4. Accounts receivable, net

As of March 31, 2023 and December 31, 2022, accounts receivable, net, consisted of the following:

	March 31, 2023	December 31, 2022
Trade receivables	$57,807	$46,796
Less: Reserves for Variable Consideration	(13,014)	(9,097)
Accounts Receivable, net	$44,793	$37,699

Note 5. Goodwill

The following table provides the Company’s goodwill balance as of March 31, 2023. There was no goodwill impairment during the three months ended March 31, 2023.

Goodwill
Balance at December 31, 2022	$10,310
Goodwill impairment	—
Balance at March 31, 2023	$10,310

Note 6. Intangible Asset

The gross carrying amount and net book value of the Company's intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2022	$59,661
Amortization Expense	(1,572)	9-years
Net Book Value at March 31, 2023	$58,089

Based on finite-lived intangible assets recorded as of March 31, 2023, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2023	6,375
2024	6,392
2025	6,375
2026	6,375
2027	6,375
Thereafter	26,197
Total	$58,089

Note 7. Fair Value of Financial Instruments

In connection with the Sunosi acquisition, the Company pays a royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $6.0 million and non-current contingent consideration liability of $29.1 million in the consolidated balance sheet as of March 31, 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$35,100	$35,100

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$37,000	$37,000

The fair value of the contingent consideration are marked-to-market each reporting period and was remeasured at March 31, 2023. Changes in the fair value of the contingent considerations as of March 31, 2023 is as follows:

Contingent Consideration
Balance at December 31, 2022	$37,000
Gain in fair value of contingent consideration	(162)
Payments	(1,738)
Balance at March 31, 2023 (Level 3)	$35,100

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of March 31, 2023	As of December 31, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	13.8%	12.0%
		Revenue discount rate	20.9%	20.9%

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of March 31, 2023, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $33.6 million to $36.8 million. As of March 31, 2023, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $34.0 million to $36.3 million.

Note 8. Inventory

As of March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$3,825	$2,473
Work in process	11,357	13,964
Finished goods	7,267	1,591
Total	$22,449	$18,028

There were no material inventory reserves as of March 31, 2023. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	March 31, 2023	December 31, 2022
Balance sheet classification
Inventories, net	$7,940	$4,320
Non-current inventory and other assets	14,509	13,708
Total	$22,449	$18,028

Note 9. Accrued Expenses and Other Current Liabilities

At March 31, 2023 and December 31, 2022 accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued research and development	$3,789	$4,714
Accrued compensation	7,271	11,284
Accrued selling, general and administrative	9,529	6,596
Accrued sales discounts, rebates and allowances	30,426	26,545
Accrued royalties	6,464	1,617
Accrued interest	1,295	875
Total	$58,774	$51,631

Note 10. Loan and Security Agreement

Hercules Capital, Inc.

Third Amendment to the Loan Agreement

On January 9, 2023, the Company entered into a Third Amendment (the "Third Amendment") to its Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022) (the “Loan Agrement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders.

The Third Amendment amended the terms of the Loan Agreement to, among other things:

•
Extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029;
•
Increase the aggregate principal amount under the Loan Agreement from $300.0 million to $350.0 million;
•
Subject to the terms and conditions in the Loan Agreement, change the Term Loan Advance amounts and dates available under the Tranche 1 Advance (as defined in the Loan Agreement) through Tranche 5 Advance (as defined in the Loan Agreement), including increasing the Tranche 1 Advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million and $35.0 million, respectively, changing the Tranche 2 Advance (as defined in the Loan Agreement) from three sub-tranches of $35.0 million, $35.0 million and $30,.0 million to one tranche of $25.0 million, changing the Tranche 3 Advance (as defined in the Loan Agreement) from two sub-tranches of $15.0 million and $5.0 million to one tranche of $75.0 million, and removing the Tranche 4 Advance (as defined in the Loan Agreement) and Tranche 5 Advance entirely;
•
Revise the interest rate applicable to extensions of credit under the Loan Agreement to equal (a) if the prime rate is greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate is less than 7.00%, 9.70%;
•
Increase the minimum cash requirement of the Company to $30.0 million; and
•
Require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance (as defined in the Loan Agreement), Tranche 1C Advance (as defined in the Loan Agreement), Tranche 1D Advance (as defined in the Loan Agreement), Tranche 1E Advance (as defined in the Loan Agreement), Tranche 2 Advance and Tranche 3 Advance.

On October 14, 2021, the Company entered into a First Amendment to the Loan and Security Agreement with Hercules. On March 27, 2022, in connection with the Acquisition (as described above), the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Hercules. The Second Amendment closed on May 9, 2022 concurrently with the closing of the Acquisition.

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, inclusive of intellectual property, which includes one of the Company’s existing license agreements (the “License Agreement”) with Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., subject to limited exceptions. Antecip consented to the collateral assignment of the License Agreement, among other things, under a direct agreement (the “Direct Agreement”) with the Company and Hercules.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Only after additional amounts are drawn down by the Company in the future, if the Company decides to do so, under the terms set forth in the Loan Agreement, there will be certain limited financial covenants that will apply, including:

•
Effective upon closing of the Third Amendment of the Loan Agreement, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to $30.0 million, plus the amount of the Company’s accounts payable under U.S. GAAP not paid after the 180th day following the invoice for such account payable (such amount, the “Qualified Cash A/P Amount”).

•
The Company must meet, beginning as of the reporting period ended June 30, 2023, any of the following conditions: (A) ensure that at all times its market capitalization exceeds $1.5 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the Term Loan Advances (as defined in the Loan Agreement) plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 95% of the sum of the outstanding principal amount of the Term Loan Advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.
•
Axsome Malta Ltd., a company organized under the laws of the Republic of Malta, shall not hold Cash (as defined in the Loan Agreement) outside of the United States in excess of $3.0 million in the aggregate at any time, which was amended to $10.0 million on May 8, 2023.
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

In addition, the Company is required to pay certain end of term charges, including (A) an initial end of term charge of $4.45 million and (B) a subsequent end of term charge of (i) 1.10% of the aggregate amount of all Tranche 1A Advances plus (ii) 4.95% of the aggregate amount of all Term Loan Advances (other than Tranche 1A Advances) funded. The end of term charges are being accreted into interest expense using the effective interest rate method over the term of the loan.

If the Maturity Extension Conditions (as defined in the Loan Agreement) are satisfied, the Company must pay an Extension End of Term Charge equal to 1.00% of the aggregate amount of all Term Loan Advances outstanding as of the date on which the Maturity Extension Conditions are satisfied, in addition to the end of term charges described above.

The Company may, at its option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to February 1, 2024, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after February 1, 2024 but prior to February 1, 2025, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after February 1, 2025 but prior to February 1, 2026.

The Company evaluated whether the Third Amendment entered into in January 2023 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the Third Amendment is less than 10% different from the remaining cash flows under the terms of the Second Amendment, the Third Amendment was accounted for as a debt modification. The unamortized balance of debt discount costs incurred in connection with those loans and additional debt discount costs incurred in connection with entry into the Third Amendment are being amortized through maturity in January 2028 utilizing the effective interest rate method.

Loan Interest Expense and Amortization

The interest expense, amortization expense for the final payment fee and debt discount related to the issuance costs and warrants for our debt is as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense	$3,635	$1,124
Amortization of final payment fee	250	98
Amortization of debt discount related issuance costs and warrants	334	125

The outstanding debt and unamortized debt discount balances are as follows:

	March 31, 2023	December 31, 2022
Total Outstanding Debt	$150,000	$95,000
Add: accreted liability of final payment fee	1,662	1,363
Less: unamortized debt discount, long-term	(4,047)	(2,104)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$147,615	$94,259

Scheduled Principal Payments on Outstanding Debt, as of March 31, 2023, are as follows:

2023	—
2024	—
2025	—
2026	—
2027	—
Thereafter	150,000
Total principal payments outstanding	$150,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2023.

Note 11. Commitments and Contingencies

Operating Leases

For the three months ended March 31, 2023 and 2022, the Company had the following operating lease expense:

		Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Total operating lease expense	Selling, general and administrative	$318	$291

Future minimum lease payments of the Company’s operating leases as of March 31, 2023 were as follows:

2023	$108
Total lease payments	108
Less imputed interest	—
Present value of operating lease liabilities	$108

In August 2022, the Company entered into an agreement to extend the lease of 22 Cortlandt Street through April 30, 2023. As of March 31, 2023, the remaining lease term for the Company's operating lease was 0.1 years with a discount rate of 6.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

During the second quarter of 2023, the sublease for the Company's new headquarters at One World Trade Center commenced. See Note 17 - Subsequent Event for further information.

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net loss per common share:
Net loss	$(11,218)	$(39,632)
Weighted average common shares outstanding—basic and diluted	43,523,631	38,323,167
Net loss per common share—basic and diluted	$(0.26)	$(1.03)

The following potentially dilutive securities outstanding at March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Stock options	8,038,119	6,219,030
Restricted stock units	787,134	667,366
Warrants	69,520	15,541
Total	8,894,773	6,901,937

Note 13. Stockholders’ Equity

Capital Structure

In December 2019, the Company entered into a sales agreement (the “December 2019 Sales Agreement”) with SVB Securities LLC (formerly known as SVB Leerink LLC) (“SVB Securities”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement (the “2019 Shelf Registration Statement”) the Company filed with the SEC on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (see below).

In March 2022, the Company entered into a sales agreement (the "March 2022 Sales Agreement") with SVB Securities, pursuant to which the Company may sell up to $200 million in shares of the Company’s common stock from time to time through SVB Securities, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

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

The Company did not utilize the March 2022 Sales Agreement with SVB Securities during the three months ended March 31, 2023.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

Shelf Registration Statement

On December 2, 2022, the Company filed an automatic shelf registration statement (“2022 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration. Through the date of this report, the Company has not issued common stock pursuant to such shelf registration statement.

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

Equity Incentive Plans

There were 1,241,793 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at March 31, 2023.

Stock Options

The following table sets forth the stock option activity for the three months ended March 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	6,617,728	$31.80
Granted	1,536,960	65.27
Exercised	(28,876)	12.77
Forfeited	(87,693)	51.01
Outstanding at March 31, 2023	8,038,119	$38.06	7.5	$161,918
Vested and expected to vest at March 31, 2023	8,038,119	$38.06	7.5	$161,918
Exercisable at March 31, 2023	3,707,362	$22.78	5.7	$58,467

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Starting in 2023, the expected volatility was estimated based on historical volatility information of the Company since the Company's initial public offering in 2015.

The weighted average grant date fair value of options granted was $51.44 per option for the three months ended March 31, 2023. As of March 31, 2023, there was $160.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.1 years. These amounts do not include 6,169 options outstanding as of March 31, 2023, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $29.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table sets forth the RSU activity for the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2022	686,375	$31.80
Granted	261,759	53.71
Vested	(152,621)	29.95
Forfeited	(8,379)	45.73
Outstanding at March 31, 2023	787,134	$39.30

Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was allocated as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$2,414	$1,809
Selling, general and administrative	10,529	5,789
Total	$12,943	$7,598

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2023:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2022	50,796	$46.75
Issued	18,724	55.01
Exercised	—	—
Outstanding at March 31, 2023	69,520	$48.97

Outstanding Warrants

In connection with the entry into the Third Amendment, Hercules received warrants to purchase an aggregate 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share ("2023 warrants"). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share ("2022 warrants"), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share ("2020 warrants").

The 2023 warrants, 2022 warrants and 2020 warrants were priced using the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $1.0 million for the 2023 warrants, $0.8 million for the 2022 warrants, and $0.9 million for the 2020 warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Note 14. License Agreements

License Agreement with Pharmanovia

In February 2023, Axsome Malta Ltd., a Malta limited company (“Axsome Malta”) and a wholly-owned subsidiary of the Company, entered into an exclusive license agreement with Pharmanovia (the “Pharmanovia License Agreement”) to commercialize and further develop Sunosi in Europe and certain countries in the Middle East and North Africa (the “Territory”). Under the terms of the Pharmanovia License Agreement, the Company retains its existing interest in the Sunosi intellectual property and licenses those rights in the Territory to Pharmanovia. Pharmanovia is solely responsible for the clinical development and commercialization in the Territory. The Company will continue to manufacture Sunosi and provide product supply to Pharmanovia for an indefinite period of time and the Company will recognize revenue as a component of product sales, net, when performance obligation criteria are met as per the product supply agreement.

In consideration for entering the Pharmanovia License Agreement, the Company received a non-refundable upfront payment of €62.0 million ($65.7 million). The Company also will receive a royalty percentage in the mid-twenties on Sunosi net sales in the Territory, and is eligible to receive sales-based milestone payments totaling up to €94.5 million.

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 as the requirements for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the three months ended March 31, 2023, the Company recognized royalty revenue of $0.3 million related to Pharmanovia sales of Sunosi.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2023 and 2022, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owed by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity in the fourth quarter of 2022. For the three months ended March 31, 2023, the Company recorded an accrued expense of $0.5 million for royalty payments to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

In connection with the 2020 Term Loan, the Company entered into the Direct Agreement with Antecip pursuant to which Antecip consented to the collateral assignment of the License Agreement to Hercules, among other things.

Note 15. Royalty Agreements

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

Note 16. Income Taxes

The table below presents the Company's provision for income taxes and effective tax rates for all periods presented:

	Three Months Ended March 31,
	2023	2022
Income before provision for income taxes	$(8,638)	$—
Provision for income taxes	$2,580	$—
Effective tax rate	(29.9)%	—%

The Company is subject to income taxes in the United States and foreign jurisdictions in which the Company does business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company's effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws. The Company regularly assesses the likelihood of adverse outcomes resulting from the examination of the Company's tax returns by the Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from the Company's current expectations, charges or credits to our income tax expense may become necessary.

The increase in the effective tax rate from the three months ended March 31, 2023 as compared to comparable prior period was primarily due to the tax expense associated with income earned from the Company's foreign operations related to the Pharmanovia License Agreement.

The Company did not have any unrecognized tax benefits as of March 31, 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized.

Note 17. Subsequent Events

In February 2023, the Company entered into a sublease for office space for the Company's corporate and executive offices. The sublease commenced in April 2023. The Company will recognize a right-of-use asset - operating lease of $7.8 million, and an operating lease liability, current portion and long-term of $0.3 million and $7.4 million, respectively, at the beginning of the second quarter of 2023.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.

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
2.
Sunosi®. Sunosi (solriamfetol) is a novel, oral medication indicated to the treatment of excessive daytime sleepiness, also known as EDS, in patients with narcolepsy or obstructive sleep apnea. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2020. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in Europe and certain countries in the Middle East / North Africa.

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion combination contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of Alzheimer’s disease agitation, or AD agitation, and smoking cessation. AXS-05 utilizes a proprietary combination and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of cataplexy in narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. We are currently conducting a randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy, which we refer to as the SYMPHONY study, and one open-label long-term safety extension study.

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer Inc., or Pfizer, that includes a completed Phase 2 trial and Phase 3 trial in fibromyalgia, both of which were positive.

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

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities and commencing the commercialization of Sunosi and Auvelity. We have raised capital through proceeds from sales of our common stock and warrants to purchase shares of our common stock to equity investors, debt borrowings, and sales of Auvelity and Sunosi. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Sunosi and Auvelity but we have limited experience with commercializing these products.

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $11.2 million and $39.6 million for the three months ended March 31, 2023 and 2022, respectively. Our accumulated deficit as of March 31, 2023 was $607.6 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to incur commercialization expenses for Sunosi and Auvelity as we look to continue to support the growth of both products. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. As we continue to seek regulatory approval for our product candidates, we expect to incur significant expenses in order to continue to create an infrastructure and support market readiness for the commercialization of our product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Auvelity

In February 2023, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to us that Teva has submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity® (dextromethorphan HBr-bupropion HCl). On March 24, 2023, we commenced a patent infringement action against Teva in the United States District Court for the District of New Jersey relating to its Abbreviated New Drug Application.

Sunosi

In February 2023, we entered into a license agreement with Atnahs Pharma UK Limited, or the Pharmanovia License Agreement, to expand commercialization and further develop Sunosi® (solriamfetol) in Europe and certain countries in the Middle East and North Africa.

Corporate

In February 2023, we entered into a sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY. This space is utilized by the Company for its corporate and executive offices.

Financial

In January 2023, we entered into a Third Amendment to Loan and Security Agreement, or the Third Amendment, with Hercules Capital, Inc, or Hercules. The Third Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022), or the Loan Agreement, by and among the Company, Hercules and the lenders party thereto.

In March 2023, Silicon Valley Bank (SVB) and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC), which created significant market disruption and uncertainty with respect to the financial condition of a number of banking institutions in the U.S., in particular those with exposure to certain types of depositors and large portfolios of investment securities. At the time of these closures, we had approximately $4.0 million in cash in deposit accounts at SVB. Other Company funds were held at Citibank and on the Company’s behalf by a third-party financial institution and invested in U.S. government securities. On March 12, 2023, the U.S. Department of the Treasury announced that the FDIC will fully protect all SVB depositors. The Company has not suffered any losses in connection with the failure of SVB or any other financial institution.

Financial Overview

Revenue

We generated approximately $28.6 million in net revenue from product sales in the three months ended March 31, 2023.

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

Additionally, in the first quarter of 2023, we recorded license revenue of $65.7 million related to the Pharmanovia License Agreement. See below for more detail.

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement, to commercialize and further develop Sunosi® in Europe and certain countries in the Middle East and North Africa, or the Territory. Pharmanovia is a UK-based global lifecycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the three months ended March 31, 2023 and are eligible to receive sales-based and other milestones totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the three months ended March 31, 2023, we recognized royalty revenue of $0.3 million related to Pharmanovia's sales of Sunosi.

A copy of the Pharmanovia License Agreement is included as Exhibit 10.1 to this filing.

Cost of revenue

Cost of revenue includes direct costs of formulating, manufacturing and packaging drug product, overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management, royalty expense, and other miscellaneous operating costs.

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

The following table summarizes our research and development expenses for our primary products for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Sunosi	$2,401	$-
AXS-05	6,651	6,031
AXS-07	1,979	2,146
AXS-12	2,210	1,882
AXS-14	1,060	241
Other research and development	1,078	476
Stock-based compensation	2,414	1,809
Total research and development expenses	$17,793	$12,585

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

There have been no material changes to the critical accounting policies disclosed in our 2022 Annual Report on Form 10-K except for revenue recognition related to license agreements. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product sales, net	$28,569	$—
License revenue	65,735	—
Royalty revenue	272	—
Total Revenues	94,576	—
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	7,556	—
Research and development	17,793	12,585
Selling, general and administrative	74,191	25,704
Gain in fair value of contingent consideration	(162)	—
Intangible asset amortization	1,572	—
Total operating expenses	100,950	38,289
Loss from operations	(6,374)	(38,289)
Interest expense, net	(2,264)	(1,343)
Income before provision of income taxes	(8,638)	(39,632)
Provision for income taxes	(2,580)	—
Net loss	$(11,218)	$(39,632)

Comparison of the three months ended March 31, 2023 and 2022

Product sales, net. Auvelity was launched on October 19, 2022 and had U.S. net sales of $15.7 million for the three months ended March 31, 2023. No Auvelity sales were reported by Axsome for the 2022 comparable period reflecting the timing of the Auvelity approval and launch. Additionally, we began selling Sunosi in the U.S. in May 2022 and in certain international markets in November 2022, and recorded net sales of $12.9 million for the three months ended March 31, 2023, which included $1.7 million in ex-U.S. market net sales. No Sunosi sales were reported for the 2022 comparable periods, reflecting the timing of the Sunosi acquisition.

License revenue. We entered into a license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue.

Royalty revenue. In connection with the license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $0.3 million related to sales of Sunosi by Pharmanovia.

Cost of revenue. Cost of revenue was $7.6 million for the three months ended March 31, 2023 compared to none for the 2022 comparable periods. The cost of revenue consists of $2.6 million in material and production costs for Sunosi and Auvelity and $5.0 million license revenue sharing expense related to the Pharmanovia agreement.

Research and development. Research and development expenses for the three months ended March 31, 2023 were $17.8 million, compared to $12.6 million for the three months ended March 31, 2022, an increase of $5.2 million. The increase was primarily related to higher personnel costs associated with ongoing clinical trials, post-marketing commitments for Auvelity and Sunosi and non-cash stock-based compensation expense.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2023 were $74.2 million, compared to $25.7 million for the three months ended March 31, 2022, an increase of $48.5 million. The increase was primarily related to commercial activities for Auvelity and Sunosi and higher non-cash stock-based compensation expense.

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

Interest expense, net. Interest expense, net, for the three months ended March 31, 2023 was $2.3 million, compared to $1.3 million for the three months ended March 31, 2022, an increase of $1.0 million. The increase is mainly due to a higher debt balance compared to the prior comparable period due to the execution of the Second Amendment in March 2022 and Third Amendment to the Loan and Security Agreement with Hercules in January 2023.

Provision for income taxes. We recorded tax expense of $2.6 million for the three months ended March 31, 2023 on income earned in foreign jurisdictions in relation to the license revenue recognized from the license agreement with Pharmanovia.

Net loss. Net loss for the three months ended March 31, 2023 was $11.2 million, compared to $39.6 million for the three months ended March 31, 2022, a decrease of $28.4 million. The decrease was primarily due to the upfront payment of $65.7 million from Pharmanovia as license revenue, offset by an increase in selling, general and administrative expenses related to commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through March 31, 2023, we have financed our operations primarily through proceeds from equity offerings, debt borrowings and proceeds from product sales. See discussion below.

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

In December 2019, we entered into a sales agreement, or the December 2019 Sales Agreement, with SVB Securities LLC, or SVB Securities, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement we filed with the SEC on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement.

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement with SVB Securities, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through SVB Securities, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between the Company and SVB Securities. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, we filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of our common stock. SVB Securities is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement.

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

We did not utilize the March 2022 Sales Agreement with SVB Securities during the three months ended March 31, 2023.

In January 2023, we entered into the Third Amendment to the Loan Agreement with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. See the “Contractual Obligations and Commitments - January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

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

We believe that our current available cash, along with the remaining committed capital from the $350 million term loan facility, is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,821)	$(32,653)
Investing activities	(71)	(214)
Financing activities	51,565	31,102
Net increase (decrease) in cash	$45,673	$(1,765)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2023 was $5.8 million as compared to $32.7 million for the three months ended March 31, 2022. The overall cash used in operating activities for the first quarter of 2023 was impacted by the upfront payment of $65.7 million received from Pharmanovia and product sales, net, from Auvelity and Sunosi, offset by cash used in commercial and clinical activities.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2023 was $0.1 million, as compared to $0.2 million for the three months ended March 31, 2022. In first quarter of 2022, we increased our spending on purchase of equipment due to ramp up of commercial activities.

Financing Activities. Cash provided by financing activities was $51.6 million for the three months ended March 31, 2023, which included net proceeds related to the Third Amendment of the Loan and Security Agreement with Hercules of $53.8 million, and proceeds from the issuance of common stock upon exercise of employee stock options of $0.4 million, offset by payment of contingent consideration and tax withholdings on stock award for a total of $2.6 million. Cash provided by financing activities was $31.1 million for the three months ended March 31, 2022, which included net proceeds from the sale of common stock through our Sales Agreement with SVB Securities of $31.0 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.2 million.

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

Pfizer can also receive up to $323 million upon the achievement of certain regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales of any such approved clinical products containing compounds reboxetine esreboxetine. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14.

License agreements with Antecip Bioventures

Under three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., we are obligated to make specified royalty payments ranging from 1.5% to 4.5%, subject to up to a 50% reduction depending on required payments to third parties, on net sales of our products containing the licensed technology of AXS-02, AXS-05, and AXS-04. The amount, timing, and likelihood of such payments are not known.

In connection with the Loan Agreement (see below), Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement with us and Hercules.

January 2023 Third Amendment to the Loan and Security Agreement – Hercules

On January 9, 2023, we entered into the Third Amendment to the Loan Agreement, with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders.

The Third Amendment amended the terms of the Loan Agreement to, among other things:

•
Extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029;
•
Increase the aggregate principal amount under the Loan Agreement from $300.0 million to $350.0 million;

•
Subject to the terms and conditions in the Loan Agreement, change the Term Loan Advance amounts and dates available under the Tranche 1 Advance (as defined in the Loan Agreement) through Tranche 5 Advance (as defined in the Loan Agreement), including increasing the Tranche 1 Advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million and $35.0 million, respectively, changing the Tranche 2 Advance (as defined in the Loan Agreement) from three sub-tranches of $35.0 million, $35.0 million and $30.0 million to one tranche of $25.0 million, changing the Tranche 3 Advance (as defined in the Loan Agreement) from two sub-tranches of $15.0 million and $5.0 million to one tranche of $75.0 million, and removing the Tranche 4 Advance (as defined in the Loan Agreement) and Tranche 5 Advance entirely;
•
Revise the interest rate applicable to extensions of credit under the Loan Agreement to equal (a) if the prime rate is greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate is less than 7.00%, 9.70%;
•
Increase the minimum cash requirement of the Company to $30.0 million; and
•
Require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance (as defined in the Loan Agreement), Tranche 1C Advance (as defined in the Loan Agreement), Tranche 1D Advance (as defined in the Loan Agreement), Tranche 1E Advance (as defined in the Loan Agreement), Tranche 2 Advance and Tranche 3 Advance.

A copy of the Third Amendment is included as Exhibit 10.2 to this filing.

Royalty Agreements

Pursuant to the Asset Purchase Agreement, dated as of March 25, 2022, or the Purchase Agreement, we agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high-single digit royalty for any Current Indication or (B) mid-single digit royalty for any Future Indication, of Net Sales in the U.S. Territory made during the applicable Royalty Term (in each case, as those terms are defined in the Purchase Agreement). There are no royalty payments due to Jazz for Net Sales outside of the U.S. Territory.

At the initial closing, we assumed all of the commitments of Jazz to SK Biopharmaceuticals Co. Ltd., or SK and Aerial Biopharma, LLC, or Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on our sales of Sunosi, and we are committed to pay up to $165.0 million based on revenue milestones and $1.0 million based on development milestones.

World Trade Center Lease

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY, or the Sublease. This space is utilized by the Company for its corporate and executive offices. The Sublease commenced on April 7, 2023 and will run for ten (10) years. The Company has a one-time option to terminate the Sublease on its fifth anniversary upon the payment of a fee to the sublandlord. The Company is responsible for base rent under the Sublease and certain additional customary variable costs such as an allocable portion of building taxes and operating expenses. In connection with the Sublease, the Company received certain rent and work concessions from the sublandlord.

A copy of the Sublease is included as Exhibit 10.3 to this filing.

Employees and Human Capital Management

As of May 1, 2023, we had 393 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $246.5 million and $200.8 million as of March 31, 2023 and December 31, 2022, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2023 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2023, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et. al. in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and one director, or the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its New Drug Application with the FDA, with respect to one of its product candidates, AXS-07. The named plaintiff seeks unspecified damages, fees, interest, and costs. On August 11, 2022, the District Court appointed co-lead plaintiffs in the Gru action. On October 7, 2022, the Gru plaintiffs filed an amended complaint, which contains substantially similar allegations as in the initial complaint. Defendants filed their motion to dismiss the amended complaint on December 16, 2022, which motion remains pending before the court. One of the co-lead plaintiffs, Santoshanand Thakkar, withdrew from the case on January 18, 2023.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et. al. in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and are currently stayed pending further proceedings in the Gru matter.

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva relating to Teva's Abbreviated New Drug Application for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey. No substantive proceedings have occurred in this action to date.

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. Investors should carefully consider all of the information set forth in this Quarterly Report on Form 10-Q, including the following risk factors, before deciding to invest in any of the Company’s securities.

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
•
As an NDA applicant and a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.
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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net loss was $11.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $607.6 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

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
•
continue to evaluate, plan for, and conduct, clinical trials for solriamfetol in attention-deficit/hyperactivity disorder (“ADHD”);

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
•
in‑license other product candidates.

We believe that our current cash, along with the remaining committed capital from the $350.0 million term loan facility, is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into a Third Amendment to the Loan Agreement that amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement.

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

The covenants under the Loan Agreement also require maintaining a minimum amount of cash in an account or accounts in which the Lenders have a first priority security interest.

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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted NDAs for AXS-05 and AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of these product candidates.

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
•
in connection with the chemistry, manufacturing, and controls (CMC) data necessary for our NDA filing and approval, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating periods applicable to all future drug substance and drug product batches manufactured, packaged, and stored under similar circumstances, to establish the long-term storage conditions, and to provide evidence of the effect of various environmental conditions on the quality of the drug substance and drug product -- our product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results;
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

We are, and may become party to further agreements, pursuant to which we out-license our products outside of the United States. The Company also currently markets Sunosi in Canada. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of CNS disorders. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

The FDA or the EMA may grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, if another sponsor receives FDA approval for a reboxetine containing product for the treatment of narcolepsy before we obtain FDA approval for AXS-12 for the treatment of narcolepsy, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years. If another sponsor receives EMA approval for a reboxetine containing product for the treatment of narcolepsy before we obtain EMA approval for AXS-12 for the treatment of narcolepsy, we would be prevented from launching our product in the EU for this indication for a period of at least 10 to 12 years.

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

As an NDA applicant and a potential commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

We have retained third‑party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. These service providers provide key services related to warehousing and inventory control, distribution, government price reporting, and customer service and, as a result, much of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on this service provider as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

Our business model is to commercialize our product candidates in the United States, and we may either commercialize products outside the United States ourselves or collaborate with pharmaceutical or biotechnology companies, or academic institutions, for the development or commercialization of our product candidates in the rest of the world. For example, we currently commercialize Sunosi in Canada. In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in Europe and certain countries in the Middle East / North Africa. Our current and future collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. For clinical trials of our product candidates being conducted by our collaborators, for example, the Phase 2 clinical trial of AXS-05 for smoking cessation in collaboration with Duke University, we relied on timeline estimates provided by our collaborators for these trials. Such timeline estimates may differ materially from actual trial completion dates. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

Our ability to develop, manufacture, market, and sell any of our current and future products depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the general field of treatment and management of CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending against litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future products may infringe. There could also be existing patents of which we are not aware that any of our current or future products may inadvertently infringe.

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

Many of our competitors are larger than we are and have substantially greater resources than we do. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our products to market.

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

In connection with the acquisition of Sunosi, in addition to the upfront purchase price, we assumed certain liabilities in connection with the acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK and Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties and certain sales and development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

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

In both domestic and foreign markets, sales of our products depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

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

It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the Patient Protection and Affordable Care Act, or the ACA and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Furthermore, we anticipate that the Biden administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior four years may be rescinded. Further, the Biden administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business.

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

As of May 1, 2023, we had 393 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

•
continue the hiring and training of personnel for an effective commercial organization, and establish appropriate systems, policies and infrastructure to support that organization;
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

As of May 1, 2023, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 44% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of May 1, 2023, we have outstanding 43,573,213 shares of common stock and 8,960,627 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 35,553,712 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 13,705,956 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan (inclusive of shares registered pursuant to the Form S-8 filed contemporaneously herewith). Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2022, we had U.S. federal net operating loss, NOL, carryforwards of approximately $458 million and foreign NOL carryforwards of $7.8 million. U.S. federal net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the U.S. federal net operating losses of approximately $398 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 10.0 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. We do not currently have any preferred stock outstanding. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1**	License Agreement, dated February 21, 2023, by and between Axsome Malta Ltd. and Atnahs Pharma UK Limited.

10.2**

Third Amendment to Loan and Security Agreement, dated January 9, 2023, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

10.3**	Sublease, dated February 21, 2023, between Advance Magazine Publishers d/b/a Conde Nast and Axsome Therapeutics, Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: May 8, 2023	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)