Form 10-Q
period 2023-06-30
Axsome Therapeutics, Inc.
filed 2023-08-07
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 47,190,970 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2023.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except for share and par value amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$437,113	$200,842
Accounts receivables, net	67,410	37,699
Inventories, net	9,252	4,320
Prepaid and other current assets	5,911	2,781
Total current assets	519,686	245,642
Equipment, net	736	722
Right-of-use asset - operating lease	7,412	420
Goodwill	12,042	10,310
Intangible asset, net	56,500	59,661
Non-current inventory and other assets	15,262	14,721
Total assets	$611,638	$331,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,958	$38,605
Accrued expenses and other current liabilities	65,324	51,631
Operating lease liability, current portion	350	425
Contingent consideration, current	6,342	5,900
Total current liabilities	114,974	96,561
Contingent consideration, non-current	33,500	31,100
Loan payable, long-term	176,820	94,259
Operating lease liability, long-term	7,540	—
Total liabilities	332,834	221,920
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 46,726,794 and 43,498,617 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	5	4
Additional paid-in capital	953,520	705,885
Accumulated deficit	(674,721)	(596,333)
Total stockholders’ equity	278,804	109,556
Total liabilities and stockholders’ equity	$611,638	$331,476

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$46,017	$8,820	$74,586	$8,820
License revenue	—	—	65,735	—
Royalty revenue	683	—	955	—
Total Revenues	46,700	8,820	141,276	8,820
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	4,599	983	12,155	983
Research and development	20,581	15,792	38,374	28,377
Selling, general and administrative	78,935	31,160	153,126	56,864
Loss (Gain) in fair value of contingent consideration	6,053	(860)	5,891	(860)
Intangible asset amortization	1,589	926	3,161	926
Total operating expenses	111,757	48,001	212,707	86,290
Loss from operations	(65,057)	(39,181)	(71,431)	(77,470)
Interest expense, net	(2,730)	(2,257)	(4,994)	(3,601)
Loss before income taxes	(67,787)	(41,438)	(76,425)	(81,071)
Income tax benefit (expense)	617	—	(1,963)	—
Net loss	$(67,170)	$(41,438)	$(78,388)	$(81,071)
Net loss per common share, basic and diluted	$(1.54)	$(1.06)	$(1.80)	$(2.09)
Weighted average common shares outstanding, basic and diluted	43,669,820	39,081,100	43,597,131	38,704,227

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except for share amounts)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	37,816,794	$4	$424,826	$(409,199)	$15,631
Stock-based compensation	—	—	7,598	—	7,598
Issuance of common stock upon exercise of options	18,015	—	182	—	182
Issuance of common stock upon vesting of RSUs	4,555	—	—	—	—
Issuance of common stock upon financing	1,044,081	—	31,008	—	31,008
Shares tendered for withholding taxes	—	—	(89)	—	(89)
Net loss	—	—	—	(39,632)	(39,632)
Balance at March 31, 2022	38,883,445	4	463,525	(448,831)	14,698
Stock-based compensation	—	—	10,162	—	10,162
Issuance of common stock upon exercise of options	6,691	—	176	—	176
Issuance of common stock upon vesting of RSUs	1,122	—	—	—	—
Issuance of common stock upon financing	1,023,153	—	30,795	—	30,795
Issuance of warrants upon debt financing	—	—	826		826
Shares tendered for withholding taxes	—	—	(19)		(19)
Net loss	—	—	—	(41,438)	(41,438)
Balance at June 30, 2022	39,914,411	4	505,465	(490,269)	15,200
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	$4	$719,359	$(607,551)	$111,812
Stock-based compensation	—	—	15,922	—	15,922
Issuance of common stock upon exercise of options	169,998	0	6,570	—	6,570
Issuance of common stock upon vesting of RSUs	8,330	—	—	—	—
Issuance of common stock upon financing	3,000,000	0	211,378	—	211,378
Issuance of warrants upon debt financing	—	—	624	—	624
Shares tendered for withholding taxes	—	—	(333)	—	(333)
Net loss	—	—	—	(67,170)	(67,170)
Balance at June 30, 2023	46,726,794	5	953,520	(674,721)	278,804

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(78,388)	$(81,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,865	17,760
Amortization of intangible asset	3,161	926
Amortization of debt discount	1,493	683
Depreciation	190	104
Loss in fair value of contingent consideration	5,891	(860)
Non-cash lease expense	772	554
Change in operating lease liability	(299)	(473)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,711)	(16,168)
Inventories, net	(4,932)	277
Prepaid expenses and other current assets	(3,130)	(1,204)
Non-current inventory and other assets	(541)	(185)
Accounts payable	4,353	6,282
Accrued expenses and other current liabilities	11,106	7,185
Net cash used in operating activities	(61,170)	(66,190)
Cash flows from investing activities
Purchases of equipment	(204)	(455)
Cash paid for business combination	—	(53,000)
Net cash used in investing activities	(204)	(53,455)
Cash flows from financing activities
Proceeds from draw down of debt	85,000	45,000
Payment of debt issuance costs	(1,441)	(487)
Proceeds from issuance of common stock upon financing	225,000	63,560
Cash paid for common stock issuance costs	(13,622)	(1,757)
Proceeds from issuance of common stock upon exercise of options	6,957	358
Payment of contingent consideration	(3,049)	—
Payments of tax withholdings on stock award	(1,200)	(108)
Net cash provided by financing activities	297,645	106,566
Net (decrease) increase in cash	236,271	(13,079)
Cash and cash equivalents at beginning of period	200,842	86,473
Cash and cash equivalents at end of period	$437,113	$73,394
Supplemental disclosures of cash flow information:
Interest paid	$7,132	$2,586
Operating lease right-of-use asset obtained in exchange for operating lease liability	7,764	561
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	39,842	35,280

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except for share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (the components of which are referred to as “AXS-05”, and Sunosi® - both of which are also being developed for further indications. The Company refers herein to Sunosi, Auvelity, AXS-07, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol, as the Company’s products.

The Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc (“Jazz”) in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. Sunosi is a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness (“EDS”) associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

In August 2022, the Company announced the FDA approval of Auvelity, and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated for the treatment of major depressive disorder in adults.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $674.7 million.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company's goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below).

License Agreements

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain products. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customer may include non-refundable upfront fees, payments based upon the achievement of defined milestones, and royalties on sales of products.

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

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

Product Sales, net

The Company sells Sunosi and Auvelity in the United States through wholesale distributors (collectively the "Distributors") with whom the Company has entered into formal agreements for delivery to retail pharmacies. The Company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals. For the three months ended June 30, 2023, product sales, net were $18.4 million for Sunosi, including $0.6 million in ex-U.S. market sales, and $27.6 million for Auvelity, and includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.4 million for Sunosi and $0.1 million for Auvelity. For the six months ended June 30, 2023, product sales, net were $31.3 million for Sunosi, including $2.3 million in ex-U.S. market sales, and $43.3 million for Auvelity, and includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.1 million for Sunosi and $0.8 million for Auvelity.

Reserves for Variable Consideration

The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Product Returns - Consistent with industry practice, the Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product sales is recognized, as well as a component of accrued expense and other current liabilities. The Company currently estimates product return liabilities using available industry data, product sales information and actual returns experience.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers ("PBMs") and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. The Company estimates these rebates and records such estimates in the same period the related product sales is recognized, resulting in a reduction to product sales as well as a component of accrued expense and other current liabilities.

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

Cost of revenue

The Company's cost of revenue consists of cost of product sales and a fee sharing expense related to the upfront license revenue received. The cost of product sales for both Sunosi and Auvelity were $4.6 million and $7.2 million for the three and six months ended June 30, 2023, respectively. For the six months ended June 30, 2023, the Company recorded a $5.0 million fee sharing expense related to the upfront license revenue received. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. Cost of product sales, which only related to sales of Sunosi, was approximately $1.0 million for the three and six months ended June 30, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2023, the balance of cash and cash equivalents was $437.1 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions which exceed insured limits. At June 30, 2023, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company intends to complete its annual goodwill assessment in the fourth quarter. As of June 30, 2023, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the six months ended June 30, 2023.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of ten years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of intangible assets during the six months ended June 30, 2023.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid-single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the estimated future cash outflows based on future sales. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, current and non-current contingent consideration. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities, and therefore, are considered Level 1 within the fair value hierarchy. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated, and therefore, is considered Level 3 within the fair value hierarchy. The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees. Payment terms are typically 60 days or less.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2023, the Company has not recorded any allowances for doubtful accounts receivable. Receivables from our three largest customers totaled 35%, 34% and 26% of the Company's accounts receivable, net, balance as of June 30, 2023.

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

Inventory

The Company values its inventories at the lower of average cost or estimated net realizable value. The remaining inventory associated with the Sunosi acquisition is stated at fair value due to purchase accounting. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of revenue.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three and six months ended June 30, 2023, advertising costs were $26.7 million and $48.1 million, respectively. For the three and six months ended June 30, 2022, advertising costs were $9.1 million and $18.6 million, respectively.

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

The Company used the Annual Effective Tax Rate (“AETR”) approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision and recorded an income tax expense for the six months ended June 30, 2023 of $2.0 million.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2023, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2023 and 2022.

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

Recent Accounting Pronouncements

There have been no recent accounting standards updates that impact the Company's financial statements during the six months ended June 30, 2023.

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

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid-single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing term loan facility with Hercules Capital, Inc.

The purchase consideration consisted of the following:

Cash at settlement	$53,000
Fair value of contingent consideration	36,140
Total	$89,140

The allocation of the fair value of the Sunosi acquisition is shown in the table below:

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments (1)	Purchase Price Allocation
Inventory	$10,601	$—	$10,601
Other current assets	3,551	1,587	5,138
Developed technology	63,800	—	63,800
Goodwill	11,897	145	12,042
Accrued expenses and other current liabilities	(709)	(1,732)	(2,441)
Total	$89,140	$—	$89,140

(1) The adjustment to goodwill resulted from rebates and returns during the post acquisition period which were provisionally recorded as of the acquisition date.

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

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2022, the earliest period presented herein:

Six Months Ended June 30,
2022
Net revenues	$32,848
Net Loss	(108,332)

Note 4. Accounts receivable, net

As of June 30, 2023 and December 31, 2022, accounts receivable, net, consisted of the following:

	June 30, 2023	December 31, 2022
Trade receivables	$83,063	$46,796
Less: Reserves for Variable Consideration	(15,653)	(9,097)
Accounts Receivable, net	$67,410	$37,699

Note 5. Goodwill

The following table provides the Company’s goodwill balance as of June 30, 2023. There was no goodwill impairment during the six months ended June 30, 2023.

Goodwill
Balance at December 31, 2022	$10,310
Measurement period adjustment	1,732
Balance at June 30, 2023	$12,042

Note 6. Intangible Asset

The gross carrying amount and net book value of the Company's intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2022	$59,661
Amortization Expense	(3,161)	9-years
Net Book Value at June 30, 2023	$56,500

Based on finite-lived intangible assets recorded as of June 30, 2023, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2023	3,214
2024	6,392
2025	6,375
2026	6,375
2027	6,375
Thereafter	27,769
Total	$56,500

Note 7. Fair Value of Financial Instruments

In connection with the Sunosi acquisition, the Company pays a royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $6.3 million and non-current contingent consideration liability of $33.5 million in the consolidated balance sheet as of June 30, 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$855	$855
Contingent consideration	—	—	39,842	39,842

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$37,000	$37,000

The fair value of the contingent consideration are marked-to-market each reporting period and was remeasured at June 30, 2023. Changes in the fair value of the contingent considerations as of June 30, 2023 is as follows:

Contingent Consideration
Balance at December 31, 2022	$37,000
Adjustment to fair value	5,891
Payments	(3,049)
Balance at June 30, 2023 (Level 3)	$39,842

In the second quarter of 2023, the Company changed its accounting for contingently issued warrants and recognized a $0.9 million contingent warrant liability, included in Accrued expenses and other current liabilities. The adjustment was not material to previously reported consolidated balance sheets.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of June 30, 2023	As of December 31, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	12.4%	12.0%
		Revenue discount rate	20.2%	20.9%

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of June 30, 2023, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $36.6 million to $40.3 million. As of June 30, 2023, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $37.1 million to $39.8 million.

Note 8. Inventory

As of June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$4,012	$2,473
Work in process	10,944	13,964
Finished goods	8,545	1,591
Total	$23,501	$18,028

There were no material inventory reserves as of June 30, 2023. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	June 30, 2023	December 31, 2022
Balance sheet classification
Inventories, net	$9,252	$4,320
Non-current inventory and other assets	14,249	13,708
Total	$23,501	$18,028

Note 9. Accrued Expenses and Other Current Liabilities

At June 30, 2023 and December 31, 2022 accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued research and development	$2,653	$4,714
Accrued compensation	9,938	11,284
Accrued selling, general and administrative	7,124	6,596
Accrued sales discounts, rebates and allowances	36,034	26,545
Accrued royalties	8,129	1,617
Accrued interest	1,446	875
Total	$65,324	$51,631

Note 10. Loan and Security Agreement

Hercules Capital, Inc.

Fourth Amendment to the Loan Agreement

On May 8, 2023, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to its Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, and as further amended by the Third Amendment to Loan and Security Agreement, dated as of January 9, 2023) (the “Loan Agreement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders.

The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd. (“Axsome Malta”) outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment.

Third Amendment to the Loan Agreement

On January 9, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders.

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
•
Axsome Malta, a company organized under the laws of the Republic of Malta, shall not hold Cash (as defined in the Loan Agreement) outside of the United States in excess of $3.0 million in the aggregate at any time. This amount, however, was increased by the Fourth Amendment to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter.
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

Loan Interest Expense and Amortization

The interest expense, amortization expense for the final payment fee and debt discount related to the issuance costs and warrants for our debt is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$4,067	$1,875	$7,702	$2,999
Amortization of final payment fee	272	160	522	258
Amortization of debt discount related issuance costs and warrants	637	299	971	425

The outstanding debt and unamortized debt discount balances are as follows:

	June 30, 2023	December 31, 2022
Total Outstanding Debt	$180,000	$95,000
Add: accreted liability of final payment fee	1,934	1,363
Less: unamortized debt discount, long-term	(5,114)	(2,104)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$176,820	$94,259

Scheduled Principal Payments on Outstanding Debt, as of June 30, 2023, are as follows:

2023	—
2024	—
2025	—
2026	—
2027	—
Thereafter	180,000
Total principal payments outstanding	$180,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the six months ended June 30, 2023.

Note 11. Commitments and Contingencies

Operating Leases

In April 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center. However, based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of June 30, 2023, the remaining lease term for the Company's operating lease was 4.8 years with a discount rate of 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The lease at 22 Cortlandt Street expired in April 2023.

For the three and six months ended June 30, 2023 and 2022, the Company had the following operating lease expense:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2023	2022	2023	2022
Total operating lease expense	Selling, general and administrative	$689	$291	1,007	582

Future minimum lease payments of the Company’s operating leases as of June 30, 2023 were as follows:

2023	$141
2024	720
2025	2,452
2026	2,521
2027	2,521
Thereafter	3,204
Total lease payments	11,559
Less imputed interest	(3,669)
Present value of operating lease liabilities	$7,890

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share:
Net loss	$(67,170)	$(41,438)	$(78,388)	$(81,071)
Weighted average common shares outstanding—basic and diluted	43,669,820	39,081,100	43,597,131	38,704,227
Net loss per common share—basic and diluted	$(1.54)	$(1.06)	$(1.80)	$(2.09)

The following potentially dilutive securities outstanding at June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Stock options	7,930,579	6,522,561
Restricted stock units	776,708	713,311
Warrants	79,220	50,796
Total	8,786,507	7,286,668

Note 13. Stockholders’ Equity

Public Offerings

At-the-Market Offerings

In December 2019, the Company entered into a sales agreement (the “December 2019 Sales Agreement”) with SVB Securities LLC (now known as Leerink Partners LLC) (“Leerink”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement (the “2019 Shelf Registration Statement”) the Company filed with the SEC on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (see below).

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink, pursuant to which the Company may sell up to $200 million in shares of the Company’s common stock from time to time through Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and Leerink. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, the Company filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of the Company’s common stock. The Company will pay Leerink a commission of up to 3.0% of the gross sales proceeds of any shares sold through Leerink, acting as sales agent, under the March 2022 Sales Agreement.

In December 2022, in connection with the 2022 Shelf Registration Statement (as defined below), the Company filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired 2019 Shelf Registration Statement. The new sales agreement prospectus covered the issuance and sale by the Company of up to the same $250 million of the Company’s common stock that may be issued and sold from time to time through Leerink, as the Company’s sales agent, under the March 2022 Sales Agreement.

The Company did not utilize the March 2022 Sales Agreement with Leerink during the six months ended June 30, 2023.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors.

June 2023 Public Offering

In June 2023, the Company completed an underwritten public offering of its common stock (the “June 2023 Public Offering”). The Company sold 3.0 million shares of its common stock at a public offering price of $75.00 per share. The net proceeds were $211.3 million, net of underwriting discounts and commissions of $13.5 million and other offering costs of $0.2 million. Additionally, in connection with this public offering, in July 2023, the underwriters fully exercised their option to purchase 450,000 additional shares of the Company's common stock at a public offering price of $75.00 per share. The net proceeds from the exercise of the option were $31.7 million, net of underwriting discounts and commissions of $2.0 million and other minimal offering costs.

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

Equity Incentive Plans

There were 2,916,940 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at June 30, 2023.

Stock Options

The following table sets forth the stock option activity for the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	6,617,728	$31.80
Granted	1,738,908	66.28
Exercised	(198,874)	34.87
Forfeited	(227,183)	50.45
Outstanding at June 30, 2023	7,930,579	$38.75	7.4	$264,781
Vested and expected to vest at June 30, 2023	7,930,579	$38.75	7.4	$264,781
Exercisable at June 30, 2023	3,939,866	$24.25	5.7	$188,573

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

The weighted average grant date fair value of options granted was $52.18 per option for the six months ended June 30, 2023. As of June 30, 2023, there was $153.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.0 years. These amounts do not include 6,169 options outstanding as of June 30, 2023, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $27.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table sets forth the RSU activity for the six months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2022	686,375	$31.80
Granted	278,250	54.84
Vested	(165,386)	30.15
Forfeited	(22,531)	46.14
Outstanding at June 30, 2023	776,708	$39.99

Employee Stock Purchase Plan

The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The Company commenced the first offering pursuant to the ESPP on June 1, 2023, and such offering will end on May 31, 2024. During the three and six months ended June 30, 2023, no shares of common stock were purchased pursuant to the ESPP, and $0.2 million of expense was recorded for the same period.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,238	$2,680	$5,652	$4,489
Selling, general and administrative	12,684	7,482	23,213	13,271
Total	$15,922	$10,162	$28,865	$17,760

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2023:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2022	50,796	$46.75
Issued	28,424	74.75
Exercised	—	—
Outstanding at June 30, 2023	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment, Hercules received warrants to purchase an aggregate 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of Tranche 1C of the Third Amendment to the Loan and Security Agreement, Hercules received warrants to purchase 9,700 shares of the Company's common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (“2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (“2020 warrants”).

The 2023 warrants, 2022 warrants and 2020 warrants were priced using the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $1.6 million for the 2023 warrants, $0.8 million for the 2022 warrants, and $0.9 million for the 2020 warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

Note 14. License Agreements

License Agreement with Pharmanovia

In February 2023, Axsome Malta, a Malta limited company and a wholly-owned subsidiary of the Company, entered into an exclusive license agreement with Pharmanovia (the “Pharmanovia License Agreement”) to commercialize and further develop Sunosi in Europe and certain countries in the Middle East and North Africa (the “Territory”). Under the terms of the Pharmanovia License Agreement, the Company retains its existing interest in the Sunosi intellectual property and licenses those rights in the Territory to Pharmanovia. Pharmanovia is solely responsible for the clinical development and commercialization in the Territory. The Company will continue to manufacture Sunosi and provide product supply to Pharmanovia for an indefinite period of time and the Company will recognize revenue as a component of product sales, net, when performance obligation criteria are met as per the product supply agreement.

In consideration for entering the Pharmanovia License Agreement, the Company received a non-refundable upfront payment of €62.0 million ($65.7 million). The Company also will receive a royalty percentage in the mid-twenties on Sunosi net sales in the Territory, and is eligible to receive sales-based milestone payments totaling up to €94.5 million.

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 as the requirements for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the three and six months ended June 30, 2023, the Company recognized royalty revenue of $0.7 million and $1.0 million, respectively, related to Pharmanovia sales of Sunosi.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and six months ended June 30, 2023 and 2022, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owed by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity in the fourth quarter of 2022. For the six months ended June 30, 2023, the Company recorded an accrued expense of $1.5 million for royalty payments to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

Note 16. Income Taxes

The table below presents the Company's loss before income taxes and effective tax rates for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(67,787)	$—	$(76,425)	$—
Income tax benefit (expense)	617	—	(1,963)	—
Effective tax rate	(0.9)%	—%	2.6%	—%

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

The Company recorded a tax benefit of $0.6 million for the three months ended June 30, 2023 and tax expense of $2.0 million for the six months ended June 30, 2023 on income earned in foreign jurisdictions in relation to the license revenue recognized from the license agreement with Pharmanovia.

The Company did not have any unrecognized tax benefits as of June 30, 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. In July 2023, we initiated a Phase 3 trial of solriamfetol in adults with attention-deficit/hyperactivity disorder, or ADHD.

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

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Sunosi and Auvelity, but we have limited experience with commercializing these products.

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $78.4 million and $81.1 million for the six months ended June 30, 2023 and 2022, respectively. Our accumulated deficit as of June 30, 2023 was $674.7 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to incur commercialization expenses for Sunosi and Auvelity as we look to continue to support the growth of both products. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. As we continue to seek regulatory approval for our product candidates, we expect to incur significant expenses in order to continue to create an infrastructure and support market readiness for the commercialization of our product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Auvelity

In February 2023, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to us that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity® (dextromethorphan HBr-bupropion HCl). On March 24, 2023, we commenced a patent infringement action against Teva in the United States District Court for the District of New Jersey relating to its Abbreviated New Drug Application.

Sunosi

In February 2023, we entered into a license agreement with Atnahs Pharma UK Limited, or the Pharmanovia License Agreement, to expand commercialization and further develop Sunosi® (solriamfetol) in Europe and certain countries in the Middle East and North Africa.

In August 2023, we received a Paragraph IV Certification Notice Letter from Hikma Pharmaceuticals USA Inc., or Hikma, providing notification to us that Hikma has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi® (solriamfetol hydrochloride).

Corporate

In February 2023, we entered into a sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY. This space is utilized by the Company for its corporate and executive offices.

Financial

In January 2023, we entered into a Third Amendment to Loan and Security Agreement, or the Third Amendment, with Hercules Capital, Inc, or Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders. The Third Amendment amends the terms of that certain Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, and as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022), or the Loan Agreement, by and among the Company, Hercules and the lenders party thereto.

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

In May 2023, we entered into a Waiver and Fourth Amendment to Loan and Security Agreement, or the Fourth Amendment, with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders. The Fourth Amendment amends the terms of the Loan Agreement (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, and as further amended by the Third Amendment to Loan and Security Agreement, dated as of January 9, 2023).

In June 2023, we completed a public offering of 3,000,000 shares of common stock at the public offering price of $75.00 per share. The aggregate gross proceeds to us, before deducting underwriting discounts and commissions and offering expenses, were $225.0 million. Additionally, in connection with this public offering, in July 2023, the underwriters fully exercised their option to purchase 450,000 additional shares of the Company's common stock at a public offering price of $75.00 per share. The aggregate gross proceeds to us, before deducting underwriting discounts and commissions and offering expenses, were $33.75 million. We intend to use the proceeds from these offerings to advance our late-stage pipeline, including funding existing and potential new clinical programs, products, and product candidates, to expand commercialization efforts, and for other general corporate purposes.

Financial Overview

Revenue

We generated $46.0 million and $74.6 million in net revenue from product sales in the three and six months ended June 30, 2023, respectively.

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

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement to commercialize and further develop Sunosi® in Europe and certain countries in the Middle East and North Africa, or the Territory. Pharmanovia is a UK-based global lifecycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestones totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the three and six months ended June 30, 2023, we recognized royalty revenue of $0.7 million and $1.0 million, respectively, related to Pharmanovia’s sales of Sunosi.

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

There have been no material changes to the critical accounting policies disclosed in our 2022 Annual Report on Form 10-K, except for revenue recognition related to license agreements. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$46,017	$8,820	$74,586	$8,820
License revenue	—	—	65,735	—
Royalty revenue	683	—	955	—
Total Revenues	46,700	8,820	141,276	8,820
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	4,599	983	12,155	983
Research and development	20,581	15,792	38,374	28,377
Selling, general and administrative	78,935	31,160	153,126	56,864
Loss in fair value of contingent consideration	6,053	(860)	5,891	(860)
Intangible asset amortization	1,589	926	3,161	926
Total operating expenses	111,757	48,001	212,707	86,290
Loss from operations	(65,057)	(39,181)	(71,431)	(77,470)
Interest expense, net	(2,730)	(2,257)	(4,994)	(3,601)
Loss before income taxes	(67,787)	(41,438)	(76,425)	(81,071)
Income tax benefit (expense)	617	—	(1,963)	—
Net loss	$(67,170)	$(41,438)	$(78,388)	$(81,071)

Product sales, net. Auvelity was launched on October 19, 2022 and had U.S. net sales of $27.6 million and $43.3 million for the three and six months ended June 30, 2023, respectively. No Auvelity sales were reported for both 2022 comparable periods reflecting the timing of the Auvelity approval and launch. Sunosi sales began in the U.S. in May 2022 and in certain international markets in November 2022. Sunosi product sales were $18.4 million and $31.3 million for the three and six months ended June 30, 2023, respectively, and $8.8 million for both the three and six months ended June 30, 2022. The increase in sales was primarily due to an increase in sales volume and the timing of the Sunosi acquisition and the launch of Auvelity.

License revenue. In February 2023, we entered into a license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue. We did not have license revenue for the comparable periods in 2022.

Royalty revenue. In connection with the license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $0.7 million and $1.0 million for the three and six months ended June 30, 2023, respectively, related to sales of Sunosi by Pharmanovia. We did not have royalty revenue for the comparable periods in 2022.

Cost of revenue. Cost of revenue was $4.6 million and $12.2 million for the three and six months ended June 30, 2023, respectively, as compared to $1.0 million for both the three and six months ended June 30, 2022. The increase in both comparable periods is in line with the increase in sales for Auvelity and Sunosi. Additionally, in the first quarter of 2023, we recognized a $5.0 million license revenue sharing expense related to the Pharmanovia agreement. In 2022, cost of revenue consisted only of cost of product sales related to Sunosi. Cost of revenue is expected to increase as Auvelity product that was expensed prior to regulatory approval transitions to post-regulatory approved manufactured product supply.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Solriamfetol	$2,185	$964	$4,586	$964
AXS-05	8,352	6,484	15,003	12,514
AXS-07	1,126	2,203	3,105	4,349
AXS-12	2,651	1,642	4,861	3,523
AXS-14	1,638	703	2,698	944
Other research and development (*)	1,391	1,116	2,469	1,594
Stock-based compensation	3,238	2,680	5,652	4,489
Total research and development expenses	$20,581	$15,792	$38,374	$28,377

(*) Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs.

Research and development expenses increased by $4.8 million and $10.0 million for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The increases in both comparable periods were primarily related to the initiation of the FOCUS trial, a Phase 3 trial of solriamfetol in adults with ADHD, ongoing clinical trial spend for ADVANCE-2 (AXS-05) and SYMPHONY (AXS-12) trials, post-marketing commitments for Auvelity and Sunosi, and higher personnel costs, including non-cash stock-based compensation. We expect research and development costs to increase moderately as we continue to conduct non-clinical and pre-clinical testing, conduct ongoing and planned clinical trials, and manufacture drug products in anticipation of FDA approvals for the further development of our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses was $78.9 million and $153.1 million for the three and six months ended June 30, 2023, respectively, as compared to $31.2 million and $56.9 million for the same comparable periods in 2022. The increases in both comparable periods were primarily related to new commercial initiatives to support the continued growth of Sunosi and continued dedicated spend to achieve commercialization optimization for Auvelity. Additional drivers include higher personnel costs, including non-cash stock-based compensation due to organizational growth. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising for our products and continue our increased efforts to educate physicians and expand market access.

Loss (Gain) in Fair Value of Contingent Consideration. The loss position of $6.0 million and $5.9 million for the three and six months ended June 30, 2023, respectively, as compared to a gain position of $0.9 million for the same periods in 2022 is related to the change in fair value of contingent consideration which was primarily due to the change in significant unobservable inputs primarily the discount rates.

Intangible asset amortization. As part of the purchase price allocation for the Sunosi acquisition that occurred on May 9, 2023, we determined the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years. Intangible asset amortization was $1.6 million and $3.2 million for the three and six months ended June 30, 2023, respectively, as compared to $0.9 million for the same periods in 2022. The increase from 2022 is related to recognizing a full quarter and year-to-date expense in 2023.

Interest expense, net. Interest expense, net, was $2.7 million and $5.0 million for the three and six months ended June 30, 2023, respectively, as compared to $2.3 million and $3.6 million for the same periods in 2022. The increases in both comparable periods was mainly due to a higher debt balance compared to the prior comparable period due to additional drawn tranches on our Loan and Security Agreement with Hercules.

Income tax benefit (expense). We recorded a tax benefit of $0.6 million for the three months ended June 30, 2023 due to losses incurred in foreign jurisdictions during the quarter. Tax expense was $2.0 million for the six months ended June 30, 2023 due to income earned in foreign jurisdictions in relation to the license revenue recognized from the license agreement with Pharmanovia. We did not record an income tax benefit (expense) in 2022.

Net loss. Net loss was $67.2 million and $41.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to higher selling, general and administrative expenses for Sunosi and Auvelity commercial activities, which includes expenses related to our sales force, marketing, and higher non-cash stock compensation expense.

Net loss was $78.4 million and $81.1 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to higher product sales and the $65.7 million license revenue received from Pharmanovia, offset by increases in selling, general and administrative expenses related to commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher personnel costs, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through June 30, 2023, we have financed our operations primarily through proceeds from equity offerings, debt borrowings and proceeds from product sales. See discussion below.

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

In December 2019, we entered into a sales agreement, or the December 2019 Sales Agreement, with SVB Securities LLC (now known as Leerink Partners LLC), or Leerink, pursuant to which we may sell up to $80 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement we filed with the SEC on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an unlimited amount, which we refer to as the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement.

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement with Leerink, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between the Company and Leerink. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

In August 2022, we filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of our common stock. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement.

In December 2022, in connection with the 2022 Shelf Registration Statement, we filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired 2019 Shelf Registration Statement. The new sales agreement prospectus covered the issuance and sale by us of up to the same $250 million of our common stock that may be issued and sold from time to time through Leerink, as the Company’s sales agent, under the March 2022 Sales Agreement.

We did not utilize the March 2022 Sales Agreement with Leerink during the six months ended June 30, 2023.

In January 2023, we entered into the Third Amendment to the Loan Agreement with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. The Company recently drew down upon Tranche 1C of the Hercules Loan Facility, and as of June 30, 2023, the Company had approximately $180 million outstanding and $170 million remaining under the Hercules Loan Facility. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

In June 2023, we completed an underwritten public offering of our common stock and sold 3.0 million shares of our common stock at a public offering price of $75.00 per share. Net proceeds were $211.3 million, net of underwriting discounts and commissions of 13.5 million and other offering costs of $0.2 million. Additionally, in connection with this public offering, in July 2023, the underwriters fully exercised their option to purchase 450,000 additional shares of our common stock, at a public offering price of $75.00 per share. The net proceeds were $31.7 million, net of underwriting discounts and commissions of $2.0 million and other minimal offering costs.

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

We believe that our current available cash is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan. Because the process of commercializing products and evaluating product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(61,170)	$(66,190)
Investing activities	(204)	(53,455)
Financing activities	297,645	106,566
Net increase (decrease) in cash	$236,271	$(13,079)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2023 was $61.2 million as compared to $66.2 million for the six months ended June 30, 2022. The overall cash used in operating activities for the six months ended June 30, 2023 was favorably impacted by the upfront payment of $65.7 million received from Pharmanovia and net product revenues, from Auvelity and Sunosi, offset by cash used in commercial and clinical activities.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 was $0.2 million, as compared to $53.5 million for the six months ended June 30, 2022. In the second quarter of 2022, we made an upfront payment of $53.0 million to acquire Sunosi.

Financing Activities. Cash provided by financing activities was $297.6 million for the six months ended June 30, 2023, which included net proceeds related to the June 2023 public offering of $211.3 million, net proceeds related to drawing upon tranches related to the Loan and Security Agreement with Hercules of $83.6 million, and proceeds from the issuance of common stock upon exercise of employee stock options of $7.0 million, offset by payments of contingent consideration and tax withholdings on stock awards for a total of $4.2 million. Cash provided by financing activities was $106.6 million for the six months ended June 30, 2022, which included net proceeds from drawing upon tranches related to our Loan and Security Agreement with Hercules of $45.0 million along with the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, the sale of common stock through our Sales Agreement with Leerink of $56.8 million and proceeds from the issuance of common stock upon exercise of employee stock options of $0.4 million.

Funding requirements

We have not achieved profitability since our inception, and we expect to continue to incur significant losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products while further investing in Auvelity and Sunosi. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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
•
the costs and timing of our commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our products and our product candidates for which we receive marketing approval;
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

May 2023 Fourth Amendment to the Loan and Security Agreement - Hercules

On May 8, 2023, we entered into the Fourth Amendment with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders. The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment.

A copy of the Fourth Amendment is included as Exhibit 10.1 to this filing.

January 2023 Third Amendment to the Loan and Security Agreement – Hercules

On January 9, 2023, we entered into the Third Amendment.

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

Employees and Human Capital Management

As of July 31, 2023, we had 422 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $437.1 million and $200.8 million as of June 30, 2023 and December 31, 2022, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2023 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2023, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva relating to Teva's Abbreviated New Drug Application for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey. This action is currently pending.

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated February 27, 2023 and filed with the SEC on February 28, 2023. Investors should carefully consider all of the information set forth in this Quarterly Report on Form 10-Q, including the following risk factors, before deciding to invest in any of the Company’s securities.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will continue to have losses, and may never achieve or maintain profitability.
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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred significant losses since our inception, anticipate that we will continue to have losses, and may never achieve or maintain profitability;

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net loss was $78.4 million for the six months ended June 30, 2023 and $187.1 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $674.7 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

We expect to continue to incur substantial expenses and operating losses as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Sunosi, Auvelity, and any other product candidate which may be approved or which we may in-license. We anticipate that our expenses will increase substantially as we:

•
seek regulatory approval for additional product candidates;
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

•
conduct our clinical trials with AXS‑05 in AD agitation;
•
conduct our clinical trials with AXS-12 in narcolepsy;
•
continue to evaluate, plan for, and conduct, clinical trials for AXS-05 as an aid to smoking cessation treatment and other CNS disorders;
•
conduct our clinical trials for solriamfetol in attention-deficit/hyperactivity disorder (“ADHD”);
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
•
in‑license other product candidates.

We believe that our current cash is sufficient to fund anticipated operations into cash flow positivity, based on the current operating plan. Our assumptions may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into a Third Amendment to the Loan Agreement that amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into a Waiver and Fourth Amendment to the Loan Agreement that increased the amount of cash that could be held by the Malta Subsidiary outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment.

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

We are an early-stage commercial company. Prior to our commercialization of Auvelity and Sunosi in 2022, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, significant marketing efforts, and further investment before we generate any revenues from the sale of such product candidates. A Phase 3 trial with AXS-05 in AD agitation, a Phase 3 trial with AXS-12 in narcolepsy, and a Phase 3 trial with solriamfetol in ADHD are ongoing. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

For instance, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Likewise, we received a CRL from the FDA relating to the Company’s AXS-07 portfolio product in 2022 (we intend to resubmit the NDA for AXS-07). We have limited resources to identify and execute the development of products. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of CNS disorders. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Generic forms of the active ingredients of our product candidates, including dextromethorphan, bupropion, meloxicam, rizatriptan, and reboxetine, are available in the United States and/or abroad and could be used off-label. Any such off-label use could adversely affect our profitability and have a negative effect on our operating results and financial condition. For example, even though meloxicam is not currently approved for the treatment of acute migraine, we would not be able to prevent a physician from prescribing it for such treatment. Nor could we prevent a payor from offering favorable coverage for such product and disadvantaging our product candidates, even if the generics would be used off-label.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity. Additionally, in August 2023, we received a paragraph IV certification notice letter from Hikma Pharmaceuticals USA Inc., or Hikma, providing notification to the Company that Hikma has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi.

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

We have obtained limited product liability insurance coverage for our products and our clinical trials. We have also obtained local policies in those foreign jurisdictions where it was appropriate. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.

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

If any of our relationships with these third parties terminates, we may not be able to enter into arrangements with alternative resources or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third-party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with these third-party vendors, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. We currently outsource all manufacturing of our products to third parties typically without any guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Any delays in obtaining adequate supplies with respect to our products may delay or disrupt the development or commercialization of our products. Moreover, we do not yet in all cases have agreements established regarding commercial supply of our product candidates, and we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our current or future product candidates for which we obtain approval in the future.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for Sunosi expires on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication expiring on June 17, 2026. For Auvelity, the New Product Exclusivity expires on August 18, 2025. Neither of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings or that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay. Such a generic launch could materially impact our commercial success.

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

It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the Patient Protection and Affordable Care Act, or the ACA, and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of July 31, 2023, we had 422 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

•
continue the hiring and training of personnel for an effective commercial organization, and maintain appropriate systems, policies and infrastructure to support that organization;
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

As of July 31, 2023, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of July 31, 2023, we have outstanding 47,190,970 shares of common stock and 8,936,950 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 39,171,469 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 13,705,956 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan and an additional 1,100,000 shares of common stock reserved for future issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including the proceeds from sales pursuant to our Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to our March 2022 “at-the-market” sales agreement with SVB Securities LLC (now known as Leerink Partners LLC), or Leerink, which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Item 5. Other Information.

During the second quarter of 2023, the following Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to Be Sold
Mark Coleman, M.D.	Director	June 15, 2023	March 15, 2024	Up to 18,572 shares of common stock(1)(3)
Mark Coleman, M.D.	Director	June 15, 2023	March 15, 2024	Up to 11,016 shares of common stock(2)(3)

(1) Includes one or more accounts directly and/or indirectly beneficially owned by the director.

(2) Reflects the exercise and sale of non-qualified stock options, which are due to expire within the next 12 months.

(3) Such shares to be sold no less than a predetermined minimum price per share.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1**

Fourth Amendment to Loan and Security Agreement, dated May 8, 2023, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

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

AXSOME THERAPEUTICS, INC.

Date: August 7, 2023	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)