Form 10-Q
period 2023-09-30
Axsome Therapeutics, Inc.
filed 2023-11-06
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 47,319,547 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2023.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except for share and par value amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$416,564	$200,842
Accounts receivables, net	78,415	37,699
Inventories, net	9,985	4,320
Prepaid and other current assets	6,799	2,781
Total current assets	511,763	245,642
Equipment, net	971	722
Right-of-use asset - operating lease	7,068	420
Goodwill	12,042	10,310
Intangible asset, net	54,893	59,661
Non-current inventory and other assets	14,120	14,721
Total assets	$600,857	$331,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,098	$38,605
Accrued expenses and other current liabilities	78,454	51,631
Operating lease liability, current portion	438	425
Contingent consideration, current	6,672	5,900
Total current liabilities	114,662	96,561
Contingent consideration, non-current	31,550	31,100
Loan payable, long-term	177,446	94,259
Operating lease liability, long-term	7,691	—
Total liabilities	331,349	221,920
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 47,317,381 and 43,498,617 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	5	4
Additional paid-in capital	1,006,423	705,885
Accumulated deficit	(736,920)	(596,333)
Total stockholders’ equity	269,508	109,556
Total liabilities and stockholders’ equity	$600,857	$331,476

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$57,127	$16,846	$131,713	$25,666
License revenue	—	—	65,735	—
Royalty revenue	667	—	1,622	—
Total Revenues	57,794	16,846	199,070	25,666
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	6,532	1,924	18,687	2,907
Research and development	28,767	14,877	67,141	43,254
Selling, general and administrative	83,188	40,892	236,314	97,756
Loss (Gain) in fair value of contingent consideration	(180)	(42)	5,711	(902)
Intangible asset amortization	1,607	1,607	4,768	2,532
Total operating expenses	119,914	59,258	332,621	145,547
Loss from operations	(62,120)	(42,412)	(133,551)	(119,881)
Interest expense, net	(757)	(2,411)	(5,751)	(6,012)
Loss before income taxes	(62,877)	(44,823)	(139,302)	(125,893)
Income tax benefit (expense)	678	—	(1,285)	—
Net loss	$(62,199)	$(44,823)	$(140,587)	$(125,893)
Net loss per common share, basic and diluted	$(1.32)	$(1.07)	$(3.14)	$(3.17)
Weighted average common shares outstanding, basic and diluted	47,117,196	41,704,362	44,783,380	39,715,261

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except for share amounts)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	37,816,794	$4	$424,826	$(409,199)	$15,631
Stock-based compensation	—	—	7,598	—	7,598
Issuance of common stock upon exercise of options	18,015	—	182	—	182
Issuance of common stock upon vesting of RSUs	4,555	—	—	—	—
Issuance of common stock upon financing	1,044,081	—	31,008	—	31,008
Shares tendered for withholding taxes	—	—	(89)	—	(89)
Net loss	—	—	—	(39,632)	(39,632)
Balance at March 31, 2022	38,883,445	4	463,525	(448,831)	14,698
Stock-based compensation	—	—	10,162	—	10,162
Issuance of common stock upon exercise of options	6,691	—	176	—	176
Issuance of common stock upon vesting of RSUs	1,122	—	—	—	—
Issuance of common stock upon financing	1,023,153	—	30,795	—	30,795
Issuance of warrants upon debt financing	—	—	826	—	826
Shares tendered for withholding taxes	—	—	(19)	—	(19)
Net loss	—	—	—	(41,439)	(41,439)
Balance at June 30, 2022	39,914,411	4	505,465	(490,270)	15,199
Stock-based compensation	—	—	9,198	—	9,198
Issuance of common stock upon exercise of options	246,665	—	3,064	—	3,064
Issuance of common stock upon vesting of RSUs	11,405	—	—	—	—
Issuance of common stock upon financing	3,253,226	—	174,985	—	174,985
Shares tendered for withholding taxes	—	—	(262)	—	(262)
Net loss	—	—	—	(44,823)	(44,823)
Balance at September 30, 2022	43,425,707	$4	$692,450	$(535,093)	$157,361
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants upon debt financing	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	4	719,359	(607,551)	111,812
Stock-based compensation	—	—	15,922	—	15,922
Issuance of common stock upon exercise of options	169,998	0	6,570	—	6,570
Issuance of common stock upon vesting of RSUs	8,330	—	—	—	—
Issuance of common stock upon financing	3,000,000	0	211,378	—	211,378
Issuance of warrants upon debt financing	—	—	624	—	624
Shares tendered for withholding taxes	—	—	(333)	—	(333)
Net loss	—	—	—	(67,170)	(67,170)
Balance at June 30, 2023	46,726,794	5	953,520	(674,721)	278,804
Stock-based compensation	—	—	17,237	—	17,237
Issuance of common stock upon exercise of options	131,512	—	4,317	—	4,317
Issuance of common stock upon vesting of RSUs	9,075	—	—	—	—
Issuance of common stock upon financing	450,000	—	31,704	—	31,704
Shares tendered for withholding taxes	—	—	(355)	—	(355)
Net loss	—	—	—	(62,199)	(62,199)
Balance at September 30, 2023	47,317,381	$5	$1,006,423	$(736,920)	$269,508

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(140,587)	$(125,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	43,705	26,958
Amortization of intangible asset	4,768	2,532
Amortization of debt discount	2,120	1,137
Depreciation	326	178
Loss (gain) in fair value of contingent consideration	5,711	(902)
Non-cash lease expense	1,115	836
Change in operating lease liability	(59)	(765)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,716)	(20,302)
Inventories, net	(3,268)	(9)
Prepaid expenses and other current assets	(4,018)	(2,412)
Non-current inventory and other assets	601	(727)
Accounts payable	(9,507)	(305)
Accrued expenses and other current liabilities	25,091	30,727
Net cash used in operating activities	(114,718)	(88,948)
Cash flows from investing activities
Purchases of equipment	(575)	(521)
Cash paid for business combination	—	(53,000)
Net cash used in investing activities	(575)	(53,521)
Cash flows from financing activities
Proceeds from draw down of debt	85,000	45,000
Payment of debt issuance costs	(2,297)	(487)
Proceeds from issuance of common stock upon financing	258,750	243,763
Cash paid for common stock issuance costs	(15,668)	(6,975)
Proceeds from issuance of common stock upon exercise of options	11,274	3,422
Payment of contingent consideration	(4,489)	(838)
Payments of tax withholdings on stock award	(1,555)	(369)
Net cash provided by financing activities	331,015	283,516
Net increase in cash	215,722	141,047
Cash and cash equivalents at beginning of period	200,842	86,473
Cash and cash equivalents at end of period	$416,564	$227,520
Supplemental disclosures of cash flow information:
Interest paid	$11,862	$5,117
Operating lease right-of-use asset obtained in exchange for operating lease liability	7,764	561
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	38,222	34,400

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except for share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (the components of which are referred to as “AXS-05”), and Sunosi® - both of which are also being developed for further indications. The Company refers herein to Sunosi, Auvelity, AXS-07, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol, as the Company’s products.

The Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc (“Jazz”) in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. Sunosi is a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness (“EDS”) associated with narcolepsy or obstructive sleep apnea. Sunosi was approved in Europe in January 2020 by the European Commission. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

In August 2022, the Company announced the FDA approval of Auvelity, and in October 2022, the U.S. commercial availability of Auvelity for the treatment of major depressive disorder in adults.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $736.9 million.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below) and Note 14 - Revenues.

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

Product Sales, net

The Company sells Sunosi and Auvelity in the United States through wholesale distributors with whom the Company has entered into formal agreements for delivery to retail pharmacies (collectively the “Distributors”). The Company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals. See Note 14 - Revenues for a further breakout of product sales, net, for the three and nine months ended September 30, 2023 and 2022.

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

Product Returns - The Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product sales is recognized, as well as a component of accrued expense and other current liabilities. The Company currently estimates product return liabilities using available industry data, product sales information and actual returns experience.

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

Cost of revenue

The Company's cost of revenue consists of cost of product sales and a fee sharing expense related to the upfront license revenue received. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. The cost of product sales for both Sunosi and Auvelity were $6.5 million and $18.7 million for the three and nine months ended September 30, 2023, respectively. In the first quarter of 2023, the Company recorded a $5.0 million fee sharing expense related to the upfront license revenue received. Cost of product sales, which only related to sales of Sunosi, was approximately $1.9 million and $2.9 million for the three and nine months ended September 30, 2022. There were no cost of product sales for Auvelity in three or nine months ended September 30, 2022, as the product was launched in the fourth quarter of 2022.

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

Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2023, the balance of cash and cash equivalents was $416.6 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions which exceed insured limits. At September 30, 2023, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

Concentration of Risk, Other - We have a limited number of contract manufacturers for our products. At times we may have only one manufacturer or supplier for a product.

Business Combination

The Company accounted for the Sunosi acquisition as a business combination using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing the intangible asset include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the acquisition of Sunosi from Jazz, the Company recorded goodwill and an intangible asset.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company intends to complete its annual goodwill assessment in the fourth quarter. As of September 30, 2023, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the nine months ended September 30, 2023.

Intangible Asset

The Company's intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates the recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the nine months ended September 30, 2023.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, contingent warrant liability, current and long-term debt, and current and non-current contingent consideration. The carrying values for cash, accounts payable and accrued liabilities reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities, and therefore, are considered Level 1 within the fair value hierarchy. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated, and therefore, is considered Level 3 within the fair value hierarchy. The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees. Payment terms are typically 60 days or less.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2023, the Company has not recorded any allowances for doubtful accounts receivable. Receivables from the Company's three largest customers totaled 37%, 29% and 27% of the Company's accounts receivable, net, balance as of September 30, 2023.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses including salaries, benefits, travel, and stock‑based compensation expense, contract services, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. Research, preclinical and clinical study expenses are estimated based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf, including discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, accruals are adjusted accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three and nine months ended September 30, 2023, advertising costs were $28.1 million and $76.2 million, respectively. For the three and nine months ended September 30, 2022, advertising costs were $13.8 million and $32.3 million, respectively.

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

The Company used the Annual Effective Tax Rate (“AETR”) approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision and recorded an income tax expense for the nine months ended September 30, 2023 of $1.3 million.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2023, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock-Based Compensation

For stock options issued, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management’s judgment. In addition, the Company adjusts expense for equity award forfeitures as they occur.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and RSUs, which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022.

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

Recent Accounting Pronouncements

There have been no recent accounting standards updates that impact the Company's financial statements during the nine months ended September 30, 2023.

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

The purchase consideration consisted of the following:

Cash at settlement	$53,000
Fair value of contingent consideration	36,140
Total	$89,140

The allocation of the fair value of the Sunosi acquisition is shown in the table below:

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments (1)	Purchase Price Allocation
Inventory	$10,601	$—	$10,601
Other current assets	3,551	1,587	5,138
Intangible Asset	63,800	—	63,800
Goodwill	11,897	145	12,042
Accrued expenses and other current liabilities	(709)	(1,732)	(2,441)
Total	$89,140	$—	$89,140

(1) The adjustment to goodwill resulted from rebates and returns during the post-acquisition period which were provisionally recorded as of the acquisition date.

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

The intangible asset is acquired developed technology. Fair value was determined by applying the income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs, using a discount rate of 43.5% that reflects the return requirements of the market. The intangible asset is being amortized over an estimated useful life of 10 years.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. The Company expects that the entire amount of the purchase price allocated to goodwill will be deductible for U.S. income tax purposes over a 15-year period.

Accrued expense and other current liabilities acquired were the Company's assumed sales returns liability for Sunosi after the transaction close date related to Sunosi sales recorded by Jazz prior to the Initial Closing.

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2022, the earliest period presented herein:

Nine Months Ended September 30,
2022
Net revenues	$49,694
Net Loss	(153,625)

Note 4. Accounts receivable, net

As of September 30, 2023 and December 31, 2022, accounts receivable, net, consisted of the following:

	September 30, 2023	December 31, 2022
Trade receivables	$88,387	$46,796
Less: Reserves for Variable Consideration	(9,972)	(9,097)
Accounts Receivable, net	$78,415	$37,699

Note 5. Inventory

As of September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$4,509	$2,473
Work in process	10,194	13,964
Finished goods	8,706	1,591
Total	$23,409	$18,028

There were no material inventory reserves as of September 30, 2023. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond the Company’s normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	September 30, 2023	December 31, 2022
Balance sheet classification
Inventories, net	$9,985	$4,320
Non-current inventory and other assets	13,424	13,708
Total	$23,409	$18,028

Note 6. Goodwill

The following table provides the Company’s goodwill balance as of September 30, 2023. There was no goodwill impairment during the nine months ended September 30, 2023.

Goodwill
Balance at December 31, 2022	$10,310
Measurement period adjustment	1,732
Balance at September 30, 2023	$12,042

Note 7. Intangible Asset

The gross carrying amount and net book value of the Company's intangible asset are as follows:

	Estimated fair value	Remaining Weighted-Average Useful Life
Balance at December 31, 2022	$59,661
Amortization Expense	(4,768)	9-years
Net Book Value at September 30, 2023	$54,893

Based on the finite-lived intangible asset recorded as of September 30, 2023, and assuming the underlying assets will not be impaired and that the expected life of the asset will not change, future amortization expenses were estimated as follows:

Estimated Amortization Expense
2023	1,607
2024	6,392
2025	6,375
2026	6,375
2027	6,375
Thereafter	27,769
Total	$54,893

Note 8. Fair Value of Financial Instruments

In connection with the Sunosi acquisition, the Company pays a royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $6.7 million and non-current contingent consideration liability of $31.6 million in the consolidated balance sheet as of September 30, 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$3,225	$—	$—	$3,225
Liabilities:
Warrant liability	$—	$—	$922	$922
Contingent consideration	—	—	38,222	38,222

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$195,475	$—	$—	$195,475
Liabilities:
Contingent consideration	$—	$—	$37,000	$37,000

The fair value of the contingent consideration is marked-to-market each reporting period and was remeasured at September 30, 2023. Changes in the fair value of the contingent considerations as of September 30, 2023 is as follows:

Contingent Consideration
Balance at December 31, 2022	$37,000
Adjustment to fair value	5,711
Payments	(4,489)
Balance at September 30, 2023 (Level 3)	$38,222

In the second quarter of 2023, the Company changed its accounting for contingently issued warrants and recognized a $0.9 million contingent warrant liability, included in Accrued expenses and other current liabilities on the consolidated balance sheet. During the three months ended September 30, 2023, the Company recorded a $0.1 million loss for the remeasurement of the warrant liability on the consolidated statement of operations. The adjustment was not material to previously reported consolidated balance sheets. The fair value of the warrant liability is marked-to-market each reporting period.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of September 30, 2023	As of December 31, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	14.0%	12.0%
		Revenue discount rate	20.4%	20.9%

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of September 30, 2023, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $36.5 million to $39.9 million. As of September 30, 2023, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $37.0 million to $39.4 million.

Note 9. Accrued Expenses and Other Current Liabilities

At September 30, 2023 and December 31, 2022 accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued research and development	$4,323	$4,714
Accrued compensation	14,485	11,284
Accrued selling, general and administrative	6,400	6,596
Accrued sales discounts, rebates and allowances	42,396	26,545
Accrued royalties	9,245	1,617
Accrued interest	1,605	875
Total	$78,454	$51,631

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

The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd. (“Axsome Malta”) outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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
•
The Company must meet, beginning June 30, 2023, any of the following conditions: (A) ensure that at all times its market capitalization exceeds $1.5 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the Term Loan Advances (as defined in the Loan Agreement) plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 95% of the sum of the outstanding principal amount of the Term Loan Advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the board of directors approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.
•
Axsome Malta, a company organized under the laws of the Republic of Malta, shall not hold Cash (as defined in the Loan Agreement) outside of the United States in excess of $3.0 million in the aggregate at any time. This amount, however, was increased by the Fourth Amendment to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. Furthermore, in August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.
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

Loan Interest Expense and Amortization

The interest expense, amortization expense for the final payment fee and debt discount related to the issuance costs and warrants for the Company’s debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$4,890	$2,580	$12,592	$5,579
Amortization of final payment fee	333	204	855	462
Amortization of debt discount related issuance costs and warrants	294	250	1,265	675

The outstanding debt and unamortized debt discount balances are as follows:

	September 30, 2023	December 31, 2022
Total Outstanding Debt	$180,000	$95,000
Add: accreted final payment fee	2,267	1,363
Less: unamortized debt discount, long-term	(4,821)	(2,104)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$177,446	$94,259

Scheduled Principal Payments on Outstanding Debt, as of September 30, 2023, are as follows:

2023	—
2024	—
2025	—
2026	—
2027	—
Thereafter	180,000
Total principal payments outstanding	$180,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the nine months ended September 30, 2023.

Note 11. Commitments and Contingencies

Operating Leases

In April 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center. Based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of September 30, 2023, the remaining lease term for the Company's operating lease was 4.5 years with a discount rate of 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The lease at 22 Cortlandt Street ended in April 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company had the following operating lease expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2023	2022	2023	2022
Total operating lease expense	Selling, general and administrative	$583	$291	$1,590	$872

Future minimum lease payments of the Company’s operating leases as of September 30, 2023 were as follows:

2023	$141
2024	720
2025	2,452
2026	2,521
2027	2,521
Thereafter	3,204
Total lease payments	11,559
Less imputed interest	(3,430)
Present value of operating lease liabilities	$8,129

Note 12. Stockholders’ Equity

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

The Company did not utilize the March 2022 Sales Agreement with Leerink during the nine months ended September 30, 2023.

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

Equity Incentive Plans

There were 2,530,629 shares available for the issuance of stock options or stock-based awards under the Company’s 2015 Omnibus Incentive Compensation Plan at September 30, 2023.

Stock Options

The following table sets forth the stock option activity for the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	6,617,728	$31.80
Granted	2,165,411	67.87
Exercised	(330,386)	34.02
Forfeited	(302,564)	52.17
Outstanding at September 30, 2023	8,150,189	$40.52	7.3	$244,068
Vested and expected to vest at September 30, 2023	8,150,189	$40.52	7.3	$244,068
Exercisable at September 30, 2023	4,193,559	$26.42	5.7	$183,507

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Currently, expected volatility is based on historical volatility information of the Company's common stock since the Company's initial public offering in 2015.

The weighted average grant date fair value of options granted was $53.38 per option for the nine months ended September 30, 2023. As of September 30, 2023, there was $160.6 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.9 years. These amounts do not include 6,169 options outstanding as of September 30, 2023, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $27.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table sets forth the RSU activity for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2022	686,375	$31.80
Granted	320,160	55.71
Vested	(178,997)	32.09
Forfeited	(29,252)	47.45
Outstanding at September 30, 2023	798,286	$40.75

Employee Stock Purchase Plan

The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The Company commenced the first offering pursuant to the ESPP on June 1, 2023, and such offering will end on May 31, 2024. During the three and nine months ended September 30, 2023, no shares of common stock were purchased pursuant to the ESPP, and $0.5 million and $0.6 million of expense was recorded for the same period.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,029	$1,778	$9,681	$6,268
Selling, general and administrative	12,339	7,419	34,024	20,690
Total	$16,368	$9,197	$43,705	$26,958

Stock-based compensation expense capitalized into inventory totaled $0.9 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2023:

		Weighted
		average
	Warrants	exercise price
Outstanding at December 31, 2022	50,796	$46.75
Issued	28,424	74.75
Exercised	—	—
Outstanding at September 30, 2023	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of the Tranche 1C Advance of the Third Amendment to the Loan and Security Agreement, Hercules received warrants to purchase 9,700 shares of the Company's common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (“2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (“2020 warrants”).

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

Note 13. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share:
Net loss	$(62,199)	$(44,823)	$(140,587)	$(125,893)
Weighted average common shares outstanding—basic and diluted	47,117,196	41,704,362	44,783,380	39,715,261
Net loss per common share—basic and diluted	$(1.32)	$(1.07)	$(3.14)	$(3.17)

The following potentially dilutive securities outstanding at September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Stock options	8,150,189	6,544,883
Restricted stock units	798,286	686,933
Warrants	79,220	50,796
Total	9,027,695	7,282,612

Note 14. Revenues

The Company sells Sunosi and Auvelity in the United States through the Distributors. The Company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023 and royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues (in thousands):

By Product

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Auvelity	$37,653	$—	$81,045	$—
Sunosi	19,474	16,846	50,668	25,666
Total product sales, net	57,127	16,846	131,713	25,666
Sunosi license revenue	—	—	65,735	—
Sunosi royalty revenue	667	—	1,622	—
Total Revenues	$57,794	$16,846	$199,070	$25,666

By Geographic Location

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Product sales, net
United States	$55,781	$16,846	$128,125	$25,666
Outside of the United States	1,346	—	3,588	—
Total product sales, net	57,127	16,846	131,713	25,666
License Revenue
Outside of the United States	—	—	65,735	—
Royalty revenue
Outside of the United States	667	—	1,622	—
Total Revenues	$57,794	$16,846	$199,070	$25,666

For the nine months ended September 30, 2023, product sales, net, includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.1 million for Sunosi and $0.8 million for Auvelity.

Note 15. License Agreements

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 as the requirements for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the three and nine months ended September 30, 2023, the Company recognized royalty revenue of $0.7 million and $1.6 million, respectively, related to Pharmanovia sales of Sunosi.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2023 and 2022, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owed by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which it was granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-02, AXS-05, and AXS-04, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize AXS-02, AXS-05, and AXS-04. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 4.5% for AXS-02, 3.0% for AXS-05, and 1.5% for AXS-04, of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the nine months ended September 30, 2023, the Company recorded an accrued expense of $2.6 million for royalty payments to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

In connection with the 2020 Term Loan, the Company entered into the Direct Agreement with Antecip pursuant to which Antecip consented to the collateral assignment of the License Agreement to Hercules, among other things.

Note 16. Royalty Agreements

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

Note 17. Income Taxes

The table below presents the Company's loss before income taxes and effective tax rates for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(62,877)	$—	$(139,302)	$—
Income tax benefit (expense)	678	—	(1,285)	—
Effective tax rate	(1.1)%	—%	0.9%	—%

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

The Company recorded a tax benefit of $0.7 million for the three months ended September 30, 2023 and tax expense of $1.3 million for the nine months ended September 30, 2023 on income earned in foreign jurisdictions in relation to the license revenue recognized from the license agreement with Pharmanovia.

The Company did not have any unrecognized tax benefits as of September 30, 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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
2.
Sunosi®. Sunosi (solriamfetol) is a novel, oral medication indicated to the treatment of excessive daytime sleepiness, also known as EDS, in patients with narcolepsy or obstructive sleep apnea. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2020. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in Europe and certain countries in the Middle East and North Africa.

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion combination contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist and sigma-1 receptor agonist under development for the treatment of Alzheimer’s disease agitation, or AD agitation, and smoking cessation. AXS-05 utilizes a proprietary combination and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of cataplexy in narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. We are currently conducting a randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy, which we refer to as the SYMPHONY study, and an open-label long-term safety extension study.

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

We have incurred significant operating expenses and net losses since inception. We incurred net losses of $140.6 million and $125.9 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit as of September 30, 2023 was $736.9 million, and we expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect to incur commercialization expenses for Sunosi and Auvelity as we look to continue to support the growth of both products. We expect to continue to incur expenses in connection with the development of our product candidates, including with respect to conducting clinical trials and seeking regulatory approval for our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. As we continue to seek regulatory approval for our product candidates, we expect to incur significant expenses in order to continue to create an infrastructure and support market readiness for the commercialization of our product candidates, including manufacturing, sales, marketing, and distribution functions. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public and/or private equity, debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

Auvelity

In February 2023, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to us that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity (dextromethorphan HBr-bupropion HCl). On March 24, 2023, we commenced a patent infringement action against Teva in the United States District Court for the District of New Jersey relating to its Abbreviated New Drug Application.

Sunosi

In February 2023, we entered into a license agreement with Atnahs Pharma UK Limited, or the Pharmanovia License Agreement, to expand commercialization and further develop Sunosi (solriamfetol) in Europe and certain countries in the Middle East and North Africa.

In August 2023, we received a Paragraph IV Certification Notice Letter from Hikma Pharmaceuticals USA Inc., or Hikma, providing notification to us that Hikma has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi® (solriamfetol hydrochloride). We subsequently received Paragraph IV Certification Notice Letters from five additional ANDA filers. On September 13, 2023, we commenced a patent infringement action against Hikma and the five other ANDA filers in the United States District Court for the District of New Jersey.

Corporate

In February 2023, we entered into a sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY. This space is utilized by the Company for its corporate and executive offices.

In October 2023, Axsome announced the appointment of Susan Mahony, PhD, to its board of directors. Dr. Mahony most recently served on the board of directors of Horizon Therapeutics from 2019 until its acquisition by Amgen in October 2023. She was formerly Senior Vice President of Eli Lilly and Company and President of Lilly Oncology.

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

Financial Overview

Revenue

We generated $57.1 million and $131.7 million in net revenue from product sales in the three and nine months ended September 30, 2023, respectively.

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

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement to commercialize and further develop Sunosi® in Europe and certain countries in the Middle East and North Africa, or the Territory. Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestones totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the three and nine months ended September 30, 2023, we recognized royalty revenue of $0.7 million and $1.6 million, respectively, related to Pharmanovia’s sales of Sunosi.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock-based compensation and travel expenses. Also included in selling, general and administrative expenses are marketing costs, other commercial costs, pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. Selling, general and administrative expenses are expensed when incurred.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$57,127	$16,846	$131,713	$25,666
License revenue	—	—	65,735	—
Royalty revenue	667	—	1,622	—
Total Revenues	57,794	16,846	199,070	25,666
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	6,532	1,924	18,687	2,907
Research and development	28,767	14,877	67,141	43,254
Selling, general and administrative	83,188	40,892	236,314	97,756
Loss in fair value of contingent consideration	(180)	(42)	5,711	(902)
Intangible asset amortization	1,607	1,607	4,768	2,532
Total operating expenses	119,914	59,258	332,621	145,547
Loss from operations	(62,120)	(42,412)	(133,551)	(119,881)
Interest expense, net	(757)	(2,411)	(5,751)	(6,012)
Loss before income taxes	(62,877)	(44,823)	(139,302)	(125,893)
Income tax benefit (expense)	678	—	(1,285)	—
Net loss	$(62,199)	$(44,823)	$(140,587)	$(125,893)

Product sales, net. Auvelity was launched on October 19, 2022 and had U.S. net sales of $37.7 million and $81.0 million for the three and nine months ended September 30, 2023, respectively. No Auvelity sales were reported for both 2022 comparable periods reflecting the timing of the Auvelity approval and launch. Sales of Sunosi began in the U.S. in May 2022 and in certain international markets in November 2022. Sunosi product sales were $19.4 million and $50.7 million for the three and nine months ended September 30, 2023, respectively, and $16.8 million and $25.7 million for the three and nine months ended September 30, 2022, respectively. The increase in sales was primarily due to an increase in sales volume and the timing of the Sunosi acquisition and the launch of Auvelity.

License revenue. In February 2023, we entered into a license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue. We did not have license revenue for the comparable periods in 2022.

Royalty revenue. In connection with the license agreement with Pharmanovia to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $0.7 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, related to sales of Sunosi by Pharmanovia. We did not have royalty revenue for the comparable periods in 2022.

Cost of revenue. Cost of revenue was $6.5 million and $18.7 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.9 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. The increase in both comparable periods is in line with the increase in sales for Sunosi, and the 2023 periods also include Auvelity as it was launched in the fourth quarter of 2022 Additionally, in the first quarter of 2023, we recognized a $5.0 million license revenue sharing expense related to the Pharmanovia agreement. In 2022, cost of revenue consisted only of cost of product sales related to Sunosi.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Solriamfetol	$7,317	$1,863	$11,903	$2,827
AXS-05	8,964	6,217	23,967	18,732
AXS-07	1,764	1,942	4,869	6,292
AXS-12	2,503	1,676	7,364	5,199
AXS-14	2,364	396	5,062	1,340
Other research and development (*)	1,826	1,005	4,295	2,597
Stock-based compensation	4,029	1,778	9,681	6,268
Total research and development expenses	$28,767	$14,877	$67,141	$43,255

(*) Other research and development expenses primarily consist of employee salaries and benefits, facilities and overhead costs.

Research and development expenses increased by $13.9 million and $23.9 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. The increases in both comparable periods were primarily related to the FOCUS trial of solriamfetol in ADHD, the advancement of ongoing trials of AXS-05 and AXS-12, CMC costs associated with the anticipated NDAs for AXS-07 and AXS-14, post-marketing commitments for Auvelity and Sunosi, and higher personnel costs, including non-cash stock-based compensation. We expect research and development costs to increase moderately as we continue to conduct non-clinical and pre-clinical testing, conduct ongoing and planned clinical trials, and manufacture drug products in anticipation of FDA approvals for the further development of our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses was $83.2 million and $236.3 million for the three and nine months ended September 30, 2023, respectively, as compared to $40.9 million and $97.8 million for the same periods in 2022. The increases in both comparable periods were primarily related to commercial activities for Auvelity and Sunosi, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising for our products and continue our increased efforts to educate physicians and expand market access.

Loss (Gain) in Fair Value of Contingent Consideration. The gain position of $0.2 million and loss position of $5.7 million for the three and nine months ended September 30, 2023, respectively, as compared to a gain position of under $1.0 million for the same periods in 2022 is related to the change in fair value of contingent consideration which was primarily due to the change in significant unobservable inputs, including the discount rate.

Intangible asset amortization. As part of the purchase price allocation for the Sunosi acquisition that occurred on May 9, 2022, we determined the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended September 30, 2023 and 2022, and $4.8 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. The year-to-date increase is related to the timing of the Sunosi acquisition.

Interest expense, net. Interest expense, net, was $0.8 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, as compared to $2.4 million and $6.0 million for the same periods in 2022. The decreases in both comparable periods were mainly due to interest income on higher cash balances which offset the interest expense, issuance costs and fees related to the Loan Agreement with Hercules.

Income tax benefit (expense). We recorded a tax benefit of $0.7 million for the three months ended September 30, 2023 due to losses incurred in foreign jurisdictions during the quarter. Tax expense was $1.3 million for the nine months ended September 30, 2023 due to income earned in foreign jurisdictions in relation to the license revenue recognized from the license agreement with Pharmanovia. We did not record an income tax benefit (expense) in 2022.

Net loss. Net loss increased by $17.4 million and $14.7 million for the three and nine months ended September 30, 2023, respectively, as compared to same periods in 2022. The increase is primarily due to higher selling, general and administrative expenses related to commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher personnel costs, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through September 30, 2023, we have financed our operations primarily through proceeds from equity offerings, debt borrowings and proceeds from product sales. See discussion below.

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

We did not utilize the March 2022 Sales Agreement with Leerink during the nine months ended September 30, 2023.

In January 2023, we entered into the Third Amendment to the Loan Agreement with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. The Company recently drew down upon Tranche 1C of the Hercules Loan Facility, and as of September 30, 2023, the Company had approximately $180 million outstanding and $170 million remaining under the Hercules Loan Facility. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(114,718)	$(88,948)
Investing activities	(575)	(53,521)
Financing activities	331,015	283,516
Net increase (decrease) in cash	$215,722	$141,047

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2023 was $114.7 million as compared to $88.9 million for the nine months ended September 30, 2022. The overall cash used in operating activities for the nine months ended September 30, 2023 was favorably impacted by the upfront payment of $65.7 million received from Pharmanovia and net product revenues from Auvelity and Sunosi, offset by cash used in commercial and clinical activities.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $0.6 million, as compared to $53.5 million for the nine months ended September 30, 2022. In the second quarter of 2022, we made an upfront payment of $53.0 million to acquire Sunosi.

Financing Activities. Cash provided by financing activities was $331.0 million for the nine months ended September 30, 2023, which included net proceeds related to the June 2023 public offering of $211.3 million and additional net proceeds of $31.7 million as the underwriters fully exercised their option to purchase additional shares, net proceeds of $82.7 million related to drawing upon tranches of the Loan Agreement with Hercules, and proceeds of $11.2 million from the issuance of common stock upon the exercise of employee stock options, offset by payments of contingent consideration and tax withholdings on stock awards for a total of $6.0 million. Cash provided by financing activities was $283.5 million for the nine months ended September 30, 2022, which included net proceeds of $231.8 million from the sale of common stock through the March 2022 Sales Agreement with Leerink, net proceeds of $45.0 million from Tranche 1B Advance related to the Second Amendment to the Loan and Security Agreement with Hercules, the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, and proceeds from the issuance of common stock upon exercise of employee stock options of $3.4 million, offset by payment of contingent consideration and tax withholdings on stock awards for a total of $1.2 million.

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

May 2023 Fourth Amendment to the Loan and Security Agreement - Hercules

On May 8, 2023, we entered into the Fourth Amendment with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders. The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, permitting the Malta Subsidiary to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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

Employees and Human Capital Management

As of October 31, 2023, we had 502 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We took proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. We had cash of $416.6 million and $200.8 million as of September 30, 2023 and December 31, 2022, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2023 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2023, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and one director, or the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its New Drug Application with the FDA, with respect to one of its product candidates, AXS-07. The plaintiff sought unspecified damages, fees, interest, and costs. On August 11, 2022, the District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the Court granted defendants’ motion to dismiss the amended complaint. On October 13, 2023, plaintiff’s counsel filed a letter seeking leave to file an amended complaint, which defendants opposed.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et. al. in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the U.S. District Court for the Southern District of New York against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and are currently stayed pending further proceedings in the Securities Class Action.

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

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant's ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al.. No. 2:23-CV-20354 in the United States District Court for the District of New Jersey. This action is currently pending.

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

We are a biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing CNS product candidates, AXS-05, AXS-07, AXS-12, and AXS-14, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net loss was $140.6 million for the nine months ended September 30, 2023 and $187.1 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $736.9 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

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
•
conduct our clinical trials for solriamfetol in attention-deficit/hyperactivity disorder (ADHD);
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into a Third Amendment to the Loan Agreement that amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into a Waiver and Fourth Amendment to the Loan Agreement that increased the amount of cash that could be held by the Malta Subsidiary outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, increasing the amount of cash that could be held by the Malta Subsidiary outside of the United States until December 31, 2023.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and has now also begun ground operations in the Gaza Strip. It is possible that other terrorist and/or regional organizations will join the hostilities as well, resulting in a widening of the conflict, which could negatively impact the global economy.

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

Under the Hatch-Waxman Act, the holder of patents listed in the Orange Book for NDAs that a 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent or NDA owner’s receipt of notice triggers a one time, automatic, 30 months stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval will not be made effective until any existing non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, or exclusivities for changes to NCEs listed in the Orange Book for the referenced product have expired or, if possible, are carved out from the label.

In practice, companies that produce branded reference listed drugs often bring patent litigation against applicants that seek regulatory approval to market generic or reformulated versions of their products. Litigation to enforce or defend intellectual property rights is often complex and often involves significant expense and can delay or prevent introduction or sale of our product candidates. If a court finds patents valid and infringed by our product candidates, we may be required to cease selling, relinquish, or destroy existing stock, or pay monetary damages unless we can obtain a license from the patent holder. There may also be situations where we use our business judgment and decide to market and sell our approved products, notwithstanding the fact that allegations of patent infringement have not been finally resolved by the courts, an approach known as an “at risk launch.” The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner which may be greater than the profits earned by the infringer. In the case of willful infringement, such damages may be increased up to three times. An adverse decision in patent litigation could have a material adverse effect on our business, financial position, and results of operations and could cause the market value of our common stock to decline.

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

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond that which we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive, or are only modestly positive or if there are safety concerns, we may:

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

Our product(s) are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP, for any clinical trials that we conduct post approval.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular products or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen; Jazz Pharmaceuticals plc; Otsuka Pharmaceutical Co. Ltd.; Pfizer Inc.; Relmada Therapeutics, Inc.; Sage Therapeutics, Inc.; and Takeda Pharmaceutical Company Limited.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva Pharmaceuticals, Inc., or Teva, providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi.

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

Sunosi is a controlled substance and may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition, and growth prospects.

Sunosi contains controlled substances as defined in the Federal Controlled Substances Act, or CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export, and other requirements administered by the U.S. Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. Sunosi is a Schedule IV controlled substance.

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

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed or 20 years from the earliest non-provisional filing date to which priority is claimed if the patent is granted from a continuing application (e.g., continuation, divisional, or continuation-in-part). Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the U.S. Patent and Trademark Office, or USPTO and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Future patent reform legislation in the U.S. and/or in jurisdictions outside the U.S. could potentially further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Competitors may infringe our issued patents, our in-licensed patents, or other intellectual property that we own or in-license. Under the terms of our license agreements with Antecip, if we believe a third-party is infringing on the patents subject to the licenses, we are obligated, at our own expense, to initiate suit against those third parties. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents and/or to challenge the validity of the asserted patent(s) before a court or the USPTO (e.g., in post-grant proceedings such as Inter Partes Review before the Patent Trial and Appeal Board (PTAB) of the USPTO). In addition, in a patent infringement or validity proceeding, a decision maker (e.g., a court or the PTAB) may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or related proceeding at the USPTO could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or related proceeding.

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

As of October 31, 2023, we had 502 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As we continue to complete our clinical trials and commercialize our product candidates, and as our company continues to grow, we may experience significant strains on our resources, including to our administrative, operational, and financial infrastructure, which will result in additional burdens on management. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

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

As of October 31, 2023, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 40% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of October 31, 2023, we have outstanding 47,319,547 shares of common stock and 9,263,967 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock-based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 39,318,618 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 13,705,956 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan, or the Plan, and an additional 1,100,000 shares of common stock reserved for future issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S‑8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

ITEM 5. OTHER INFORMATION.

During the third quarter of 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Jacobson	Chief Operating Officer	August 15, 2023(2)	December 29, 2024	Up to 86,094 shares of common stock pursuant to the exercise of non-qualified stock options immediately prior to the 10-year expiration dates of such options in 2024

(1) Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2) The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

During the third quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

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

AXSOME THERAPEUTICS, INC.

Date: November 6, 2023	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)