Form 10-K
period 2023-12-31
Axsome Therapeutics, Inc.
filed 2024-02-23
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

One World Trade Center 22nd Floor New York, New York (Address of principal executive offices)	10007 (Zip Code)

Registrant’s telephone number, including area code: (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, Par Value $0.0001 Per Share (Title of Class)	Trading Symbol(s) AXSM	Name of Each Exchange on Which Registered The Nasdaq Global Market

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $2.8 billion as of June 30, 2023, based on the closing sale price of such stock as reported on The Nasdaq Global Market.

There were 47,374,375 shares of the registrant’s common stock outstanding as of February 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the U.S. Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

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
•
unforeseen circumstances or other disruptions to normal business operations arising from or related to geopolitical conflicts or pandemics;
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

Commercial Products

1.

Auvelity®.  Auvelity (dextromethorphan-bupropion) is a novel, oral, N-methyl-D-aspartate (NMDA) receptor antagonist with multimodal activity indicated to the treatment of major depressive disorder, also known as MDD. Auvelity was developed by the Company and approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of MDD in August 2022. We commenced the commercial sale of Auvelity in the United States in October 2022.

2.

Sunosi®.  Sunosi (solriamfetol) is a novel, oral medication indicated to the treatment of excessive daytime sleepiness, also known as EDS, in patients with narcolepsy or obstructive sleep apnea. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2022. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of Sunosi herein as the Acquisition. In February 2023, we announced a licensing transaction with Atnahs Pharma UK Limited (Pharmanovia) to market Sunosi in in Europe and certain countries in the Middle East / North Africa.

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of Alzheimer’s disease agitation (“AD agitation”) and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We have also completed an open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We submitted a new drug application, or NDA, for AXS-07 in 2021, which was accepted, and received a complete response letter, or CRL, from the FDA in April 2022. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls, or CMC considerations.

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

AXS-14, esreboxetine, is a novel, oral, investigational medicine in development for the treatment of fibromyalgia. AXS-14 is a highly selective and potent norepinephrine reuptake inhibitor. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer Inc., or Pfizer, which includes a completed Phase 2 trial and Phase 3 trial in fibromyalgia, both of which were positive.

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. We recently announced our intent to conduct three additional Phase 3 trials of solriamfetol: one in major depressive disorder, another in binge eating disorder, and the third in shift-work disorder. We are also currently conducting a Phase 3, double blind, placebo-controlled, randomized multicenter trial in adults with attention-deficit/hyperactivity disorder, which we refer to as the FOCUS study.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034, 2040, 2041, and 2043 for AXS-05, to 2038 for AXS-07, and to 2040 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-12, and AXS-14. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to Sunosi.

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
•
Develop products with differentiated profiles. We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS-05 combines several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEICTM technology is designed to improve the absorption of drug molecules after oral administration and is utilized in our AXS-07 product candidate. We believe that products with clearly differentiated features will be attractive to patients and their physicians and will provide us with a competitive commercial advantage.

•
Reduce clinical and regulatory risk, limit development costs, and accelerate time to market. Some of our product candidates incorporate chemical entities with long histories of clinical use and well characterized safety profiles. Use of well characterized molecules has allowed us to rapidly complete early clinical development of our product candidates and may reduce the risk of late-stage clinical failures due to unexpected toxicities. This strategy may allow us to seek FDA approval for some of our product candidates using the 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, permits an applicant to file an NDA that relies, in part, on the FDA’s prior findings of safety and efficacy in the approval of a similar drug, or on published literature. It therefore allows us to leverage previous preclinical and clinical experience with the active molecules in some of our product candidates and potentially forego conducting certain lengthy and costly preclinical studies, reduce clinical and regulatory risk, limit development costs, and accelerate our time to commercialization.
•
Retain commercial rights in the United States, where appropriate, and selectively partner outside of the United States to maximize the value of our product candidates. We intend to commercialize our product candidates, if approved, in the United States through the establishment of our own focused, cost‑effective sales and marketing organization. We intend to selectively partner commercial rights outside of the United States with third parties to maximize the value of our product candidates without the substantial investment required to develop independent sales forces in those geographies. We continue to evaluate strategic options for the commercialization of our other product candidates.

Our current CNS product candidate pipeline is summarized in the table below:

Product	MOA	Phase 1	Phase 2	Phase 3	NDA	Marketed
Auvelity® (dextromethorphan HBr and bupropion HCl) extended-release tablets 45mg/105mg	NMDA receptor antagonist and sigma-1 receptor agonist, aminoketone CYP2D6 inhibitor	Major Depressive Disorder (MDD)				
SUNOSI (solriamfetol) CIV	Dual-acting dopamine and norepinephrine reuptake inhibitor (DNRI)	Excessive Daytime Sleepiness (EDS) Associated with Narcolepsy or Obstructive Sleep Apnea (OSA)				
AXS-05	NMDA receptor antagonist and sigma-1 receptor agonist, aminoketone CYP2D6 inhibitor	Alzheimer's Disease Agitation (ADA)		FDA Breakthrough Therapy Designation		
		Smoking Cessation				
AXS-07	MoSEIC™ COX-2 pref. inhibitor + $5\text{-}HT_{1B/1D}$ agonist	Migraine				
AXS-12	Highly selective NE reuptake inhibitor	Narcolepsy		FDA Orphan Drug Designation		
AXS-14	Enantiomerically purified highly selective NE reuptake inhibitor	Fibromyalgia				
solriamfetol	Dual-acting dopamine and norepinephrine reuptake inhibitor (DNRI) and TAAR1 agonist	Attention Deficit Hyperactivity Disorder (ADHD)				
		Major Depressive Disorder (MDD)				
		Binge Eating Disorder (BED)				
		Shift Work Disorder (SWD)

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

Alzheimer’s Disease (AD) Agitation

We are developing AXS-05 for the treatment of Alzheimer’s disease agitation, or AD agitation. There is only one FDA-approved pharmacological treatment for the indication of AD agitation.

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

Patients with AD are currently treated with various agents including antipsychotics, which have been considered the mainstay of treatment. These treatments however are limited by safety concerns. Typical antipsychotics prescribed for agitation, aggression, or insomnia are associated with functional decline in patients with AD, while studies indicate that atypical antipsychotics may be associated with increased rates of cerebrovascular events and death in patients with dementia.

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

In February 2019, we reached agreement with the FDA under a Special Protocol Assessment (SPA) for the design, endpoints, and statistical approach of the planned MOMENTUM (Maximizing Outcomes in Treating Acute Migraine) Phase 3 trial of AXS-07 in the acute treatment of migraine. The SPA provides agreement that the overall MOMENTUM trial design (e.g., entry criteria, dose selection, endpoints) and planned analysis adequately address objectives that, if met, will support filing of an NDA of AXS-07 for the indication of acute treatment of migraine in adults with or without aura. We submitted an NDA for AXS-07 in September 2021 and received a CRL from the FDA in April 2022. The CRL did not identify or raise any concerns about the clinical efficacy or safety data in the NDA, and the FDA did not request any new clinical trials to support the approval of AXS-07. The principal reasons given in the CRL relate to CMC considerations. We believe that the issues raised in the CRL are addressable and plan to resubmit our NDA for AXS-07 for the acute treatment of migraine.

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

AXS-07 met the two regulatory co-primary endpoints by demonstrating, with high statistical significance, a greater percentage of patients as compared to placebo achieving pain freedom (19.9% versus 6.7%, p<0.001) and absence of most bothersome symptom (36.9% versus 24.4%, p=0.002), 2 hours after dosing. Superiority of AXS-07 to rizatriptan and MoSEIC™ meloxicam (component contribution) was established as specified in the SPA, by demonstration of a greater percentage of AXS-07 patients achieving sustained pain freedom from 2 to 24 hours after dosing, compared to rizatriptan and MoSEIC™ meloxicam, as well as to placebo (16.1%, 11.2%, 8.8% and 5.3%, respectively; p=0.038, p=0.001, and p<0.001, respectively, versus AXS-07).

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

In October 2018, we received Orphan Drug Designation from the FDA for AXS-12 for the treatment of narcolepsy. In January 2020, we entered into an exclusive license agreement with Pfizer for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12. In September 2020, we announced the Phase 2 CONCERT study and a single Phase 3 study would be sufficient to support the filing of an NDA. In July 2021, we announced that we were notified by the FDA that the FDA has rescinded our Breakthrough Therapy Designation for our AXS-12 product candidate for the treatment of cataplexy in narcolepsy, due to the FDA approving an additional drug product for the treatment of cataplexy in narcolepsy subsequent to granting AXS-12 Breakthrough Therapy Designation.

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

SYMPHONY Study

In September 2021, we enrolled the first patient in SYMPHONY (Study Evaluating a Mechanistic Approach to Treating Narcolepsy), a Phase 3, randomized, double-blind, placebo-controlled trial of AXS-12 in patients with narcolepsy. Topline results from the SYMPHONY trial are anticipated in the first quarter of 2024. Approximately 90 patients will be randomized in a 1:1 ratio to treatment with AXS-12 or placebo for 5 weeks. The primary endpoint will be the frequency of cataplexy attacks. Other symptoms of narcolepsy as well as safety will be assessed throughout the study.

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

Solriamfetol

Overview

Solriamfetol is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. Based on its mechanisms of action, solriamfetol is potentially applicable to the treatment of a variety of CNS disorders. We are developing solriamfetol in major depressive disorder, binge eating disorder, shift work disorder, and attention deficit hyperactivity disorder.

Attention Deficit Hyperactivity Disorder

We are developing solriamfetol in attention deficit hyperactivity disorder, or ADHD. ADHD is a chronic neurobiological and developmental disorder characterized by a persistent pattern of inattention, hyperactivity, or impulsivity that interferes with functioning or development. Impairments in cognition are apparent in attention, planning and problem solving, working memory, and behavioral inhibition. An estimated 11.4 million adults in the U.S. are diagnosed with ADHD, and the condition affects an estimated 5% of children and adolescents. Approximately two-thirds or more of children with ADHD continue to have symptoms and challenges in adulthood. The total annual societal excess costs associated with adult ADHD in the U.S. have been estimated at $122.8 billion.

FOCUS Study

In July 2023, we initiated the FOCUS trial of solriamfetol in adults with ADHD. FOCUS is a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to assess the efficacy and safety of solriamfetol for the treatment of ADHD in adults. Approximately 450 patients will be randomized in a 1:1:1 ratio to receive solriamfetol (150 mg or 300 mg) or a placebo for 6 weeks. The primary endpoint will be change in the Adult ADHD Investigator Symptom Report Scale.

Binge Eating Disorder

We are developing solriamfetol in binge eating disorder, or BED. BED is the most common eating disorder, affecting an estimated 2.8% of U.S. adults. While BED affects women more than men by 1.75-fold, BED is still more common in men than other eating disorders. BED is associated with a 2- to 3-fold increased risk of psychiatric or medical comorbidities. Most people with BED remain untreated with approximately one quarter of patients having received treatment in the past year and less than half receiving treatment in their lifetime. Treatment options are limited, with only one product currently approved for the treatment of BED. In November 2023, we announced that we had received from the FDA positive Pre-Investigational New Drug Application, or Pre-IND, meeting written guidance on a proposed clinical developmental plan for solriamfetol in BED. Based on this feedback, we plan to proceed to a Phase 3 trial in this indication.

Shift Work Disorder

We are developing solriamfetol in shift work disorder, or SWD. An estimated one third of working Americans perform shift work, of whom 10-43% are diagnosed with SWD. Shift work has long been associated with multiple serious health complaints and a 23% higher relative risk of sustaining a work-related injury. Treatment options are limited, with only two products currently approved for the treatment of excessive sleepiness (ES) associated with SWD. In November 2023, we announced that we had received from the FDA positive Pre-IND meeting written guidance on a proposed clinical developmental plan for solriamfetol for ES associated with SWD. Based on this feedback, we plan to proceed to a Phase 3 trial in this indication.

Major Depressive Disorder

We are developing solriamfetol in major depressive disorder, or MDD. MDD is a debilitating, chronic, biologically based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, which impairs social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. MDD is one of the most common mental disorders in the U.S. where approximately 1 in 5 individuals will experience MDD at some point in their life. According to the U.S. Department of Health and Human Services, or HHS, an estimated 21 million U.S. adults experience MDD each year. In addition, according to the World Health Organization (WHO), depression is the leading cause of disability worldwide, and is a major contributor to the overall global burden of disease. Nearly two-thirds of diagnosed and treated patients do not experience adequate treatment response with available first-line treatment, highlighting the need for new therapies. In December 2023, we announced that we plan to proceed to a Phase 3 trial of solriamfetol in this indication.

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

Material License Agreements

Exclusive License Agreement with Pfizer

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. we will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and seeking and maintaining regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement.

Exclusive License Agreements with Antecip

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board of Directors, or the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05 anywhere in the world for veterinary and human therapeutic and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid up, royalty free, perpetual, nonexclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. Due to product sales of Auvelity since the fourth quarter of 2022, we recorded an accrual for royalty payments due to Antecip equal to 3.0% of net sales. This is considered to be a related party transaction.

Royalty Agreement with Jazz Pharmaceuticals, SK Biopharmaceuticals Co., Ltd. and Aerial Biopharma, LLC

In connection with the acquisition of Sunosi, in addition to the upfront purchase price, we assumed certain liabilities in connection with the acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK Biopharmaceuticals Co., Ltd., or SK, and Aerial Biopharma, LLC, or Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

Pharmanovia

In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in Europe and certain countries in the Middle East / North Africa. Refer to Note 16 - License Agreements to our consolidated financial statements included in Part IV, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for further detail.

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

As of February 13, 2024, our intellectual property portfolio contains more than 600 issued patents and more than 400 pending applications in the United States and worldwide. More than 127 issued United States patents and more than 76 issued foreign patents cover our AXS-05 product candidate, which has claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics, with protection extending through 2043. More than 96 issued United States patents and more than 125 issued foreign patents covering our AXS-07 product candidate, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2038. Six issued United States patents covering our AXS-12 product candidate with protection extending through 2039. We have pending PCT applications, as well as pending applications in Australia, Brazil, Belize, Canada, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, Europe, Guatemala, Honduras, Hong Kong, Israel, Japan, Malaysia, Mexico, Nicaragua, Panama, Peru, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to Sunosi.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of CNS disorders and filing patent applications potentially relevant to our business. In order to contend with the inevitable possibility of third-party intellectual property conflicts, from time to time we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third- party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and online search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation forced upon us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition to patents, we rely upon unpatented trade secrets, know how, and continuing technological innovation to develop and maintain a competitive position. We seek to protect our proprietary information, including our trade secrets and proprietary know how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property, or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

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

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third‑party payors. Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: generic and/or branded forms of Prozac, the branded form of which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer, Inc.; Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Rexulti which is marketed by Otsuka and Lundbeck A/S; Vraylar and Viibryd, which are marketed by AbbVie; Effexor, which is marketed by Pfizer, Inc.; and Wellbutrin, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of depression including Relmada Therapeutics, Inc., and Sage Therapeutics, Inc. and Minerva Neurosciences. Patients with EDS have available to them a variety of medications. such was generic and/or branded forms of Xyrem and Xywav, which is marketed by Jazz; Wakix, which is marketed by Harmony; Provigil and Nuvigil, which are manufactured by Teva Pharmaceutical Industries Limited, or Teva.

CNS Product Candidates

AXS‑05 Competition

We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine, and Otsuka and Lundbeck A/S, which recently received approval for Rexulti for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer, Inc.; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies including skin patches, chewing gums, and lozenges.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine including generic and/or branded forms of Maxalt, the branded form of which is marketed by Merck & Co., Inc., generic and/or branded forms of Treximet, the branded form of which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company; Nurtec, which is marketed by Pfizer, and Ubrelvy, which is marketed by AbbVie, and Trudhesa which is marketed by Impel.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include generic and/or branded forms of Ritalin, the branded form of which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva; Xyrem and Xywav, which are all marketed by Jazz; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy including Avadel Pharmaceuticals plc and Jazz.

AXS-14 Competition

Products approved to treat fibromyalgia include generic and/or branded forms of Cymbalta, the branded form of which is marketed by Eli Lilly and Company; Lyrica, which is marketed by Pfizer, Inc.; and Savella, which is marketed by AbbVie. We are aware of other companies working to develop therapeutics for the treatment of fibromyalgia including Astellas Pharma, Inc.; Aptinyx Inc.; Innovative Med Concepts, Inc.; Teva; and Tonix Pharmaceutical Holding Corp.

Manufacturing

Manufacturing of the drug substance and drug product for our products and product candidates are done by third parties and must comply with FDA current good manufacturing practice, or cGMP, regulations. Our products and product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We believe that our existing suppliers of our product and product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our commercial and clinical trial supply needs. We conduct periodic quality audits of their facilities. Other contract manufacturing organization, or CMOs, may be used in the future for clinical supplies and/or commercial manufacturing.

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

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including CMC information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under the Prescription Drug User Fee Act, or PDUFA. User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

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

The approval process is lengthy and difficult and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical or clinical CMC or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA and may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval in its current form and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months (from receipt) for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), CDER’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

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

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources are subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, HHS and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS, the Office of Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA, the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

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

The Physician Payments Sunshine Act, or the Sunshine Act, requires applicable manufacturers of covered drugs for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to physicians, teaching hospitals, physician assistants, nurse practitioners, and other mid-level practitioners. We are also required to report certain ownership and investment interests held by physicians and their immediate family members.

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

The federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others: (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

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

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program and report the ceiling price to HRSA within HHS. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

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

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which became effective January 1, 2020. The CCPA was recently amended and expanded by the California Privacy Rights Act (CPRA), which passed on November 3, 2020 and became effective on January 1, 2023. The CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Coverage and Reimbursement Generally

The commercial success of our products depends in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

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

Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups and health technology assessment bodies, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third‑party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain the FDA and other comparable foreign regulatory authority approvals. Our products may not be considered medically necessary or cost‑effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over price structures. If third-party payors reduce their rates for our products, then our revenue and profitability may decline, and our operating margins will be reduced. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third-party payors may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products or exclusion of our products from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our product candidates in whole or in part.

Pharmacy benefit managers, or PBM, rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

Healthcare Reform Measures

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the ACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain federal programs identified in the ACA;
•
expansion of beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
a separate methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•
expansion of the types of entities eligible for the 340B drug discount program;
•
establishment of the Medicare Part D coverage gap discount program that, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period;
•
establishment of the Center for Medicare and Medicaid Innovation within the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•
creation of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Sunshine Act; and
•
annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

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

The ACA made other changes intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health care industry, and impose additional health policy reforms. The law expanded the eligibility criteria for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the entities eligible for discounts under the 340B Drug Discount Program, which mandates discounts to certain hospitals, community centers, and other qualifying providers, although, with the exception of children’s hospitals, these newly eligible entities are not eligible to receive discounted 340B pricing on orphan drugs and the Health Resources and Services Administration has narrowed its interpretation of which beneficiaries may fill prescriptions through 340B inventories. The law additionally extended manufacturer’s Medicaid rebate liability to covered drugs dispensed to patients enrolled in Medicaid managed care organizations, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program, and created an alternative rebate formula for certain new formulations of certain existing products, which is intended to increase the amount of rebates due on those drugs. The revisions to the Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of drug sample distribution, which may require us to modify our business practices with healthcare practitioners. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The ACA also imposed an affirmative obligation to report and repay any overpayments, including those payments that resulted from violations of the Anti-Kickback Statute, False Claims Act, or Civil Monetary Penalties Law, within sixty (60) days after such overpayment has been identified. Corresponding case law imposes an obligation on entities to exercise reasonable diligence in identifying such overpayments. The failure to timely report and repay is, itself, considered to constitute a violation of the False Claims Act.

The framework of the ACA continues to evolve as a result of executive, legislative, regulatory, and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established a prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from nongovernmental payors.

There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part D beginning in 2026 and Medicare Part B beginning in 2028, and require companies to pay rebates to Medicare beginning in 2023 for drug prices that increase faster than inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. On December 14, 2023, President Biden announced that, through the IRA, dozens of pharmaceutical companies are required to pay rebates to Medicare for price hikes on prescription drugs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration began again on April 1, 2022. From April 1, 2022 to June 30, 2022, payment for Medicare fee-for-service claims were adjusted downwards by 1%; beginning on July 1, 2022, the payment were adjusted downwards by 2%. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or the frequency with which any such product is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the executive order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and HHS can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its recent announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments.

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

Government and private payors also increasingly require pre‑approval of coverage for new or innovative devices or drug therapies or condition coverage on unsuccessful alternative treatment before they will reimburse healthcare providers that use such therapies. For some specialty drugs, payors are conditioning payment on successful treatment measured by objective metrics. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our products and operate profitably.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our products, or the amounts of reimbursement available for our products. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $97.9 million, and $57.9 million for the years ended December 31, 2023 and 2022, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of AXS-05, AXS-07, AXS-12, AXS-14 and solriamfetol.

Employees and Human Capital Management

As of February 13, 2024, we had 545 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

Corporate Information

We were incorporated in Delaware in January 2012. Our offices are located at One World Trade Center 22nd Floor, New York, New York 10007, and our telephone number is (212) 332-3241.

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
•
As an NDA applicant and commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for our products, including services related to warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our products will be significantly impacted and we may be subject to regulatory sanctions.
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
•
If the government or third-party payors fail to provide adequate coverage and payment rates for any of our products, or if health maintenance organization (HMOs) or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $239.2 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $835.6 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

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
•
continue to evaluate, plan for, and conduct clinical trials for AXS-05 as an aid to smoking cessation treatment and other CNS disorders;
•
continue to evaluate, plan for, and conduct clinical trials for solriamfetol in additional indications;
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into a Third Amendment to the Loan Agreement that amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into a Waiver and Fourth Amendment to the Loan Agreement that increased the amount of cash that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, increasing the amount of cash that could be held by the Malta Subsidiary outside of the United States until December 31, 2023.

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

The covenants under the Loan Agreement also requiring maintaining a minimum amount of cash in an account or accounts in which the Lenders have a first priority security interest.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. It is possible that other terrorist and/or regional organizations will join the hostilities as well, resulting in a widening of the conflict, which could negatively impact the global economy.

Furthermore, because of current geopolitical tensions, the Biden administration has recently signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Any additional executive orders or legislative action regarding or potential sanctions on China could materially impact our current manufacturing partners.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, significant marketing efforts, and further investment before we generate any revenues from the sale of such product candidates. A Phase 3 trial with AXS-05 in AD agitation, a Phase 3 trial with AXS-12 in narcolepsy, and a Phase 3 trial of solriamfetol in ADHD are ongoing. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for additional indications, AXS-05 for the treatment of agitation associated with AD, and smoking cessation, AXS-07 for the acute treatment of migraines, AXS-12 for the treatment of narcolepsy and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the sales of the Company’s Auvelity product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

There may also be circumstances under which the FDA would not allow us to pursue a 505(b)(2) application. For instance, should the FDA approve a pharmaceutically equivalent product to our product candidates before we obtain approval, we would no longer be able to use the 505(b)(2) pathway. In that case, it is the FDA’s policy that the appropriate submission would be an ANDA, for a generic version of the approved product. We may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as we could be blocked by others’ periods of patent and regulatory exclusivity protection.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, vary among jurisdictions, and/or require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. To date, we have submitted two NDAs to the FDA and have obtained regulatory approval for one of our product candidates, Auvelity. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
•
in connection with the CMC data necessary for our NDA filing and approval, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating periods;
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
•
there may be delays in the FDA’s ability to conduct necessary Pre-Approval Inspections, or PAIs, and more generally the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
•
we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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
•
the ability to identify patients for enrollment and maintain a sufficient level of patient participants in our clinical studies;
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

We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS’s Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off‑label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences; Intra-Cellular Therapies, Inc.; Janssen; Jazz; Otsuka Pharmaceutical Co. Ltd.; Pfizer Inc.; Relmada Therapeutics Inc.; Sage Therapeutics, Inc.; and Takeda Pharmaceutical Company Limited.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi.

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

As an NDA applicant and commercial “virtual manufacturer,” we may rely in many cases on third parties to perform many essential services for our products, including services related to warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our products will be significantly impacted and we may be subject to regulatory sanctions.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. These service providers provide key services related to warehousing and inventory control, distribution, government price reporting, and customer service, and, as a result, much of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on this service provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

We may license the right to market and sell our products under our collaborators’ labeler codes. Alternatively, we may enter into agreements with collaborators to market and sell our products under our own labeler code, in which case errors and omissions by collaborators in capturing and transmitting transactional data may impact the accuracy of our government price reporting.

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

Our ability to develop, manufacture, market, and sell any of our products depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the general field of treatment and management of CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending against litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future products may infringe. There could also be existing patents of which we are not aware that any of our current or future products may inadvertently infringe.

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

In January 2020, we entered into an agreement with Pfizer Inc., or Pfizer, for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

If the government or third-party payors fail to provide adequate coverage and payment rates for any of our products, or if health maintenance organization (HMOs) or long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

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

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the IRA was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

As of February 13, 2024, we had 545 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

•
continue the hiring and training of personnel for our commercial organization, and maintain appropriate systems, policies and infrastructure to support that organization;
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

As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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

Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, we could lose investor confidence in the accuracy and completeness of our financial reports, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. Since then we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

As of February 13, 2024, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 47% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of February 13, 2024, we have outstanding 47,374,375 shares of common stock and 9,590,916 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 39,373,446 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of an aggregate of 13,705,956 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2015 Omnibus Incentive Compensation Plan and an additional 1,100,000 shares of common stock reserved for future issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including the proceeds from sales pursuant to our Sales Agreement, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to our March 2022 “at-the-market” sales agreement with SVB Securities LLC (now known as Leerink Partners LLC, or Leerink), or Leerink, which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss, NOL, carryforwards of approximately $547 million and foreign NOL carryforwards of $0.7 million. U.S. federal net operating loss carry forwards amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the net operating losses of approximately $487 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our Board will have the authority to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. We do not currently have any preferred stock outstanding. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Responsibilities

The Board recognizes that cybersecurity represents an important component of the Company's overall enterprise risk management, or ERM. The Company seeks to mitigate cybersecurity risks through a cross-functional approach, including its Cybersecurity Committee, focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by assessing, identifying, and managing risks from cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our Head of Information Technology (IT) oversees overall cybersecurity management, including appropriate risk mitigation strategies, systems, processes, and controls and provides periodic, but at least annually, reports to our Board or the Audit Committee of the Board of Directors, or the Audit Committee. The IT security team has over 40 years of combined technology experience, and over 20 years of experience in safeguarding and monitoring networks and systems, responding to incidents, and reducing the risk of business exposure. The Company’s Cybersecurity Committee is comprised of information technology, finance, legal, human resources, and data privacy employees, including the Head of IT. It meets regularly, but at least annually, to review and provide oversight of the Company’s cybersecurity risks and data security programs, policies, and strategies. Pursuant to internal policies, the Head of IT will notify the Cybersecurity Committee of significant cybersecurity incidents and breaches. The Cybersecurity Committee (along with the Chief Financial Officer and General Counsel) reviews, analyzes, and responds to cybersecurity incidents and breaches. Additional responsibilities and risk mitigation strategies relate to business continuity and business resiliency capabilities.

The Company’s Audit Committee has the responsibility to review and discuss with management the Company’s guidelines, policies, and governance with respect to financial risk exposures and ERM, including with respect to cybersecurity, and to report to the Board annually. The Audit Committee is also responsible for overseeing the integrity and effectiveness of the Company’s disclosure controls and procedures, which are designed to ensure that information related to cybersecurity risks and incidents is recorded, processed, summarized, and reported accurately and on a timely basis, to allow for timely decisions regarding disclosure of any such incidents. Our Audit Committee receives regular presentations and reports on cybersecurity risks from the executive management leadership team, which address recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee is also made aware of any potential material cybersecurity incident as well as ongoing updates regarding any such incident until it has been addressed by the executive management leadership team. On an annual basis, the Board discusses the Company’s approach to cybersecurity risk management with the Audit Committee members and management (including members of the Cybersecurity Committee). Throughout the year, the Board and its committees engage with management to discuss a wide range of enterprise risks related to the Company’s businesses, including cybersecurity, and they confirm the alignment of risk assessment and mitigation with business strategy.

The Company regularly assesses and tests its cybersecurity policies, standards, processes, and practices, including but not limited to audits, tabletop exercises, threat modeling, and penetration and vulnerability testing. The Company regularly engages outside advisors and experts to anticipate future threats and trends and to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Cybersecurity Committee, Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Cybersecurity Technical Safeguards

The Company invests in new information and cybersecurity services and technologies. Technical safeguards designed to protect the Company’s information systems from cybersecurity threats include firewalls, continuous intrusion detection and response system(s), data leak prevention, enhanced email protection, antimalware functionality, and access controls, which are evaluated and improved through periodic assessments and cybersecurity threat intelligence.

Cybersecurity Incident Response and Recovery Planning

The Company has established and maintains incident response and data recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis by the Cybersecurity Committee and members of the IT department.

Third-Party Risk Management

The Company maintains a risk-based approach to identifying and overseeing risks from cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company's systems as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness

The Company provides regular training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats and to communicate the Company’s evolving information security policies, standards, processes, and practices.

Current Cybersecurity Risk Posture

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. For additional information concerning risks related to cybersecurity, see “Item 1A. Risk Factors - Our business and operations would suffer in the event of system failures.”

ITEM 2. PROPERTIES.

In February 2023, we entered into a ten-year sublease agreement for our corporate and executive offices located at One World Trade Center in New York, New York. The sublease commenced on April 7, 2023, and we have a one-time option to terminate the sublease before the fifth anniversary of the date on which we began paying rent upon the payment of a fee to the sublandlord. We believe that our current facilities are suitable and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York, or the SDNY District Court, against the Company and certain of its current and former officers and one director, which we refer to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its NDA with the FDA, with respect to one of its product candidates, AXS-07. The plaintiffs sought unspecified damages, fees, interest, and costs. On August 11, 2022, the SDNY District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the SDNY District Court granted defendants’ motion to dismiss the amended complaint.

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs, which defendants opposed. The SDNY District Court re-opened the lead plaintiff appointment process. Thomas Giblin, Paul Berger, and Paul Sutherland moved jointly to be appointed replacement plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the SDNY District Court against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and are currently stayed pending further proceedings in the Securities Class Action.

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva relating to Teva's ANDA for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, of the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the United States District Court for the District of New Jersey. Both actions are currently pending.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant's ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against certain of the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, and January 18, 2024. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; and Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309, respectively, all of which are in the District of New Jersey. All actions are currently pending.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on The Nasdaq Global Market since March 3, 2017, under the symbol “AXSM.” Prior to that, our common stock was listed on The Nasdaq Capital Market since November 19, 2015, under the symbol “AXSM”. Prior to our initial public offering, there was no public market for our common stock.

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

Holders

The number of record holders of our common stock as of February 13, 2024, was two. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our Board may deem relevant. In addition, the terms of our existing term loan with Hercules Capital, Inc., or Hercules, precludes us from paying cash dividends without the consent of Hercules, except under certain circumstances.

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

Overview

We are a commercial-stage biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company completed the U.S. acquisition of Sunosi from Jazz Pharmaceuticals (“Jazz”), and in November 2022, the Company acquired the ex-U.S. assets of Sunosi from Jazz for certain international markets (collectively, the “Acquisition”). Sunosi is a product approved by the U.S. Food and Drug Administration (the “FDA”) and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness (“EDS”) associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval, and in October 2022, the U.S. commercial availability, of Auvelity. Auvelity is an indication for the treatment of major depressive disorder in adults. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $239.2 million and $187.1 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit as of December 31, 2023 was $835.6 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated $202.5 million and $50.0 million in net revenue from product sales for the years ended December 31, 2023 and 2022, respectively.

We expect that Sunosi and Auvelity revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may or may not generate revenue in the future.

Additionally, in the first quarter of 2023, we recorded license revenue of $65.7 million related to the Pharmanovia License Agreement. See below for more detail.

License Agreement with Pharmanovia

In February 2023, we entered into a license agreement (the “Pharmanovia License Agreement”) with Atnahs Pharma UK Limited (“Pharmanovia”) to commercialize and further develop Sunosi® in Europe and certain countries in the Middle East and North Africa (collectively, the “Territory”). Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the year ended December 31, 2023, we recognized royalty revenue of $2.4 million related to Pharmanovia’s sales of Sunosi.

Cost of revenue

Cost of revenue includes direct costs of formulating, manufacturing, and packaging drug product as well as overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management, royalty expense, and other miscellaneous operating costs. In the first quarter of 2023, we recorded a $5.0 million license sharing expense related to the upfront license revenue received.

Research and development expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), facilities costs, overhead costs, depreciation, and other related costs.

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application (“NDA”), for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Sunosi and Auvelity or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Interest expense, net

Interest expense, net, primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest expense, net also includes interest income earned on cash and cash equivalents.

Intangible asset

The intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. We evaluate recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management considers many factors in developing the estimates and assumptions that are used in the preparation of our consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from: invoice discounts for prompt payment and distribution service fees, government rebates, Pharmacy Benefit Managers (“PBMs”) and Managed Care Organization rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to Accounts receivable, net or accrued expenses and other current liabilities. The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which we are entitled to based on the terms of the contracts.

We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third parties for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator are based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity, which is based on the utilization of the product by the members of the contracted entity We estimate these rebates and records such estimates in the same period the related product sales is recognized, resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for our products, as it becomes available.

License revenue

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain products. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customer may include non-refundable upfront fees, payments based upon the achievement of defined milestones, and royalties on sales of products.

If a license to the intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

Contingent milestones at contract inception are estimated to the extent that it is probable that a significant revenue reversal would not occur and included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and, therefore, the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achieving development or sales-based milestone payments that a significant revenue reversal would not occur and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for our research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. We estimate research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf. We estimate these expenses based on reviewing contracts, vendor agreements, discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, we first evaluate the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves consideration of factors including macroeconomic conditions, conditions specific to the industry, external cost factors that could have a significant effect on earnings or cash flows, all of which requires significant judgment. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations. As of December 31, 2023, the Company has determined that it has one reporting unit. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the year ended December 31, 2023.

Intangible asset

The intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. We evaluate recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. When impairment indicators are present, we assess the undiscounted projected cash flow for the asset and compare this estimated amount to carrying amount. If the carrying amount is greater, we record an impairment loss for the amount equal to the excess carrying amount over fair value. Due to the nature of estimating project cash flows for an asset, there is significant judgment involved in determining the fair value of an intangible asset. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2023.

Contingent consideration

Consideration paid in a business combination may include contingent consideration. In connection with the acquisition of Sunosi, we have obligations to make royalty payments to Jazz in the high single-digits on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. We estimate fair value of contingent consideration liabilities using the probability weighted income approach as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. During each reporting period, significant assumptions are required in determining fair value, including estimating the future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. Significant judgment is used in assessing the appropriateness of these assumptions as one or more may involve inputs that are not observable in the market. Accordingly, changes in the assumptions may have a material impact on the change in fair value of contingent consideration liabilities recorded in any given period.

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of December 31, 2023, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $72.4 million to $83.7 million. As of December 31, 2023, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $73.5 million to $82.4 million.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2023, we do not believe any material uncertain tax positions are present.

As of December 31, 2023, we had U.S. federal net operating loss, or NOL carryforwards of approximately $547 million and foreign NOL carryforwards of $0.7 million. U.S. federal NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $487 million generated in 2018 and later have an indefinite carryforward period.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation for net operating losses incurred before the 2018 tax year may result in expiration before we can use them. We have recorded a valuation allowance on all of our deferred tax assets.

Stock‑based compensation

For issued stock options, we estimate the grant date fair value of each option using the Black-Scholes option pricing model. The Black-Scholes model requires management to make assumptions, including expected volatility of our common stock, the risk-free interest rate, the expected term of the option, the fair value of our common stock, expected dividend yield, and the exercise price. Certain assumptions utilized in the Black-Scholes calculation involve a number of variables, uncertainties, and application of management judgment that are inherently subjective. Significant changes in these assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense that is recognized.

We recognize the grant date fair value of the stock options over the requisite service period, which is generally the vesting term. For awards only subject to service-based vesting conditions, we elected to recognize stock-based compensation expense on a straight-line basis. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when the achievement of the performance condition becomes probable.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Revenues:
Product sales, net	$202,460	$50,037
License revenue	65,735	—
Royalty revenue	2,405	—
Total revenues	270,600	50,037
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	26,065	5,198
Research and development	97,944	57,947
Selling, general and administrative	323,123	159,254
Loss in fair value of contingent consideration	48,918	3,298
Intangible asset amortization	6,375	4,139
Total operating expenses	502,425	229,836
Loss from operations	(231,825)	(179,799)
Interest expense, net	(6,453)	(7,335)
Loss before income taxes	(238,278)	(187,134)
Income tax expense	(960)	—
Net loss	$(239,238)	$(187,134)
Net loss per common share, basic and diluted	$(5.27)	$(4.60)
Weighted average common shares outstanding, basic and diluted	45,425,212	40,655,941

Product sales, net. Auvelity was launched on October 19, 2022 and had U.S. net sales of $130.1 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in Auvelity sales was primarily due to an increase in sales volume and the timing of the Auvelity approval and launch. Sales of Sunosi began in the U.S. in May 2022 and in certain international markets in November 2022. Sunosi product sales were $72.4 million and $44.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in Sunosi sales was primarily due to an increase in sales volume and the timing of the Acquisition.

License revenue. In February 2023, we entered into the Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets. For the year ended December 31, 2023, we recognized the upfront payment of $65.7 million from Pharmanovia as license revenue. We did not have license revenue for the comparable period in 2022.

Royalty revenue. In connection with the Pharmanovia License Agreement, we recognized royalty revenue of $2.4 million for the year ended December 31, 2023 related to sales of Sunosi by Pharmanovia. We did not have royalty revenue for the comparable period in 2022.

Cost of revenue. Cost of revenue was $26.1 million for the year ended December 31, 2023, as compared to $5.2 million for the year ended December 31, 2022. The increase is in line with the increase in sales for Auvelity and Sunosi. Auvelity was launched in the fourth quarter of 2022 and Sunosi was acquired in the second quarter of 2022. Additionally, in the first quarter of 2023, we recognized a $5.0 million license sharing expense related to the Pharmanovia License Agreement.

Research and development. The following table summarizes our research and development expenses for our primary products for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Solriamfetol	$18,232	$2,834
AXS-05	34,011	23,949
AXS-07	8,101	9,061
AXS-12	10,431	7,091
AXS-14	7,091	2,330
Other research and development (*)	5,998	4,078
Stock-based compensation	14,080	8,604
Total research and development expenses	$97,944	$57,947

(*) Other research and development expenses primarily consist of costs related to other product candidates, facilities and overhead costs.

Research and development expenses increased by $40.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily related to the FOCUS trial of solriamfetol in ADHD, the advancement of ongoing trials of AXS-05 and AXS-12, chemistry, manufacturing, and controls (CMC) costs associated with the anticipated NDAs for AXS-07 and AXS-14, post-marketing commitments for Auvelity and Sunosi, and higher personnel costs, including non-cash stock-based compensation. We expect research and development costs to increase as we continue to conduct non-clinical and pre-clinical testing, conduct ongoing and planned clinical trials, and manufacture drug products in anticipation of FDA approvals for the further development of our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses were $323.1 million for the year ended December 31, 2023, as compared to $159.3 million for the year ended December 31, 2022. The increase was primarily related to commercialization activities for Auvelity and Sunosi, including sales force and marketing expenses and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising for our products and continue our increased efforts to educate physicians and expand market access.

Loss in Fair Value of Contingent Consideration. The $48.9 million change for the year ended December 31, 2023, as compared to a $3.3 million change for the year ended December 31, 2022 is primarily related to the change in significant assumptions required in estimating the fair value of contingent consideration, including probability of technical and regulatory success, future sales estimates, number of indications, discount rates, and timing of the achievement of regulatory and commercial milestones.

Intangible asset amortization. As part of the purchase price allocation for the part of the Acquisition that closed on May 9, 2022, we determined that the identifiable intangible asset is developed technology. We amortize the intangible asset over its useful life of 10 years. Intangible asset amortization was $6.4 million for the year ended December 31, 2023 and $4.1 million for the year ended December 31, 2022. The increase is related to the timing of the Acquisition.

Interest expense, net. Interest expense, net, was $6.5 million for the year ended December 31, 2023 as compared to $7.3 million for the year ended December 31, 2022. The decrease was mainly due to interest income on higher cash balances, offset by interest expense, issuance costs, and fees related to the Loan and Security Agreement, as amended (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”).

Income tax expense. Tax expense was $1.0 million for the year ended December 31, 2023 due to income from foreign jurisdictions in relation to the license revenue from the Pharmanovia License Agreement. We did not record any income tax expense in 2022.

Net loss. Net loss for the year ended December 31, 2023 was $239.2 million as compared to $187.1 million for the same period in 2022. The increase was primarily due to higher selling, general and administrative expenses related to commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher personnel costs, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through December 31, 2023, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

On December 2, 2022, we filed an automatic shelf registration statement with U.S. Securities and Exchange Commission (the “SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount, (the “2022 Shelf Registration Statement”). It was declared effective by the SEC upon filing. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2022 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In December 2019, we entered into a sales agreement (the “December 2019 Sales Agreement”), with SVB Securities LLC (now known as Leerink Partners LLC) (“Leerink”), pursuant to which we may sell up to $80 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement we filed with the SEC on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount (the “2019 Shelf Registration Statement”). Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement.

In March 2022, we entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between the Company and Leerink. The Company exhausted sales of its shares of the Company’s common stock under its prior at-the-market offering program.

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

We did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

In January 2023, we entered into a Third Amendment to the Loan Agreement with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. The Company drew down upon Tranche 1C of the loan facility under the Loan Agreement (the “Hercules Loan Facility”), and as of December 31, 2023, the Company had approximately $180 million outstanding and $135 million remaining under the Hercules Loan Facility. We allowed Tranche 1D (as defined in the Loan Agreement) to expire undrawn. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

In May 2023, we entered into a Waiver and Fourth Amendment to the Loan Agreement to, among other things, increase the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd. (the “Malta Subsidiary”), outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted us a waiver to the Fourth Amendment, permitting the Malta Subsidiary to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(145,080)	$(116,511)
Investing activities	(582)	(53,702)
Financing activities	331,013	284,582
Net increase (decrease) in cash	$185,351	$114,369

Operating Activities. Cash used in operating activities for the year ended December 31, 2023 was $145.1 million as compared to $116.5 million for the year ended December 31, 2022. The overall cash used in operating activities for the year ended December 31, 2023 was favorably impacted by the upfront payment of $65.7 million received from Pharmanovia and net product revenues from Auvelity and Sunosi, offset by cash used in commercial and clinical activities.

Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $0.6 million, as compared to $53.7 million for the year ended December 31, 2022. In the second quarter of 2022, we made an upfront payment of $53.0 million to acquire Sunosi.

Financing Activities. Cash provided by financing activities was $331.0 million for the year ended December 31, 2023, which included net proceeds related to the June 2023 public offering of $211.3 million and additional net proceeds of $31.7 million as the underwriters fully exercised their option to purchase additional shares, net proceeds of $83.6 million from draw-downs related to the Loan Agreement with Hercules, and proceeds of $12.4 million from the issuance of common stock upon the exercise of employee stock options, offset by payments of contingent consideration and tax withholdings on stock awards for a total of $8.0 million. Cash provided by financing activities was $284.6 million for the year ended December 31, 2022, which included net proceeds of $231.8 million from the sale of common stock through the March 2022 Sales Agreement with Leerink, net proceeds of $45.0 million from the draw down related to the Second Amendment to the Loan Agreement with Hercules, the purchase of 152,487 shares of our common stock for a total consideration of $5.0 million by Hercules, and proceeds from the issuance of common stock upon exercise of employee stock options of $6.3 million, offset by payment of contingent consideration and tax withholdings on stock awards for a total of $3.0 million.

Funding requirements

We have not achieved profitability since our inception, and we expect to continue to have losses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any additional approved products while further investing in Auvelity and Sunosi. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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
•
the costs and timing of our commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our products and product candidates for which we receive marketing approval;
•
any product liability or other lawsuits related to our product candidates;
•
the expenses needed to attract and retain skilled personnel;
•
the general and administrative expenses related to being a public company;
•
the revenue received from commercial sales of our products; and
•
the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2023 (in thousands):

	Payments due by year
	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Term loan	$269,525	$19,581	$39,055	$210,889	$—
Lease commitments	11,418	1,240	4,453	5,725	—
Total contractual obligations	$280,943	$20,821	$43,508	$216,614	$—

License agreement with Pfizer

In January 2020, we entered into a license agreement with Pfizer Inc. (“Pfizer”). Under the terms of our exclusive license agreement with Pfizer, Pfizer received 82,019 shares of our common stock having a stated value of $8.0 million, based on the average closing price of our common stock for the ten prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million. We determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of our common stock on that date. As a result, the fair value of the stock issued was $7.2 million.

Pfizer can also receive up to $323 million upon the achievement of certain regulatory and sales milestones as well as tiered mid-single to low double-digit royalties on future sales of any such approved clinical products containing compounds reboxetine esreboxetine. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14.

License agreements with Antecip Bioventures

Under three exclusive license agreements with Antecip Bioventures II LLC (“Antecip”), an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., we are obligated to make specified royalty payments ranging from 1.5% to 4.5%, subject to up to a 50% reduction depending on required payments to third parties, on net sales of our products containing the licensed technology of Auvelity (AXS-05) and certain other products not currently under active development.

In connection with the Loan Agreement (see below), Antecip consented to the collateral assignment of one of our license agreements with Antecip, among other things, under a direct agreement with us, Antecip and Hercules.

May 2023 Fourth Amendment to the Loan and Security Agreement - Hercules

On May 8, 2023, we entered into the Waiver and Fourth Amendment to the Loan Agreement with Hercules. The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by the Malta Subsidiary outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, permitting the Malta Subsidiary to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

January 2023 Third Amendment to the Loan and Security Agreement – Hercules

On January 9, 2023, we entered into the Third Amendment to the Loan Agreement with Hercules.

The Third Amendment amended the terms of the Loan Agreement to, among other things:

•
Extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029;
•
Increase the aggregate principal amount under the Loan Agreement from $300.0 million to $350.0 million;
•
Subject to the terms and conditions in the Loan Agreement, change the Term Loan Advance (as defined in the Loan Agreement) amounts and dates available under the Tranche 1 Advance (as defined in the Loan Agreement) through Tranche 5 Advance (as defined in the Loan Agreement), including increasing the Tranche 1 Advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million and $35.0 million, respectively, changing the Tranche 2 Advance (as defined in the Loan Agreement) from three sub-tranches of $35.0 million, $35.0 million and $30.0 million to one tranche of $25.0 million, changing the Tranche 3 Advance (as defined in the Loan Agreement) from two sub-tranches of $15.0 million and $5.0 million to one tranche of $75.0 million, and removing the Tranche 4 Advance (as defined in the Loan Agreement) and Tranche 5 Advance entirely;
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

We allowed Tranche 1D to expire undrawn.

Royalty Agreements

Pursuant to the Asset Purchase Agreement, dated as of March 25, 2022 (the “Purchase Agreement”), we agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high single-digit royalty for any Current Indication or (B) mid single-digit royalty for any Future Indication, of Net Sales in the U.S. Territory made during the applicable Royalty Term (in each case, as those terms are defined in the Purchase Agreement). There are no royalty payments due to Jazz for Net Sales outside of the U.S. Territory.

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

World Trade Center Lease

On February 21, 2023, we entered into a sublease with Advance Magazine Publishers d/b/a Conde Nast (the “Sublandlord”) for the entirety of the twenty-second floor of One Word Trade Center in New York, NY (the “Sublease”). This space is utilized by the Company for its corporate and executive offices. The Sublease commenced on April 7, 2023 and will run for ten (10) years. Upon the payment of a fee to the Sublandlord, the Company has a one-time option to terminate the Sublease before the fifth anniversary of the date on which we began paying rent. The Company is responsible for base rent under the Sublease and certain additional customary variable costs such as an allocable portion of building taxes and operating expenses. In connection with the Sublease, the Company received certain rent and work concessions from the Sublandlord.

Shelf Registration Statement

On December 2, 2022, we filed the 2022 Shelf Registration Statement on Form S-3ASR (File No. 333-235372) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, which became effective immediately upon filing. At the time any of the securities covered by the 2022 Shelf Registration Statement are offered for sale, we prepare and file a prospectus supplement with the SEC containing specific information about the terms of any such offering.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $386.2 million as of December 31, 2023. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufactures located in Europe and certain invoices are denominated in foreign currencies. Royalty revenues from Pharmanovia are derived from their sales of Sunosi in ex-U.S markets and those sales are denominated in Euros. We are therefore subject to fluctuations in foreign currency rates for the Euro, Swiss Franc, and British Pound, in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these transactions.

We do not believe a 10% change in these currencies on December 31, 2023 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

The independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Roger Jeffs	Director	December 14, 2023(2)	September 16, 2024	Up to 32,323 shares of common stock pursuant to the exercise of non-qualified stock options
Mark Saad	Director	December 14, 2023(2)	November 19, 2025	Up to 89,699 shares of common stock pursuant to the exercise of non-qualified stock options

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

During the fourth quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Axsome Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statement of operations, consolidated statement of stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Variable Consideration - Commercial Managed Care— Refer to Note 2 to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company records revenues net of provisions for rebates, discounts, and other incentives and returns, which are established at the time of sale. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs that mandate various reductions from list price. Chargebacks and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other rebates, discounts and adjustments, are reflected as a liability and settled through cash payments.

The provision related to Commercial Managed Care rebate programs (the “Commercial rebate accruals”) involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include consideration of prior payment history, customer segment utilization mix data, changes to product price, expected patient usage, claims submission time lags, and inventory levels in the distribution channel.

Given the complexity involved in determining the significant assumptions used in calculating the Commercial rebate accruals, auditing these estimates involved especially subjective judgment

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Commercial rebate accruals included the following, among others:

•
We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate Commercial rebate accruals.
•
We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate Commercial rebate accruals.
•
We tested the mathematical accuracy of Commercial rebate accruals.
•
We tested the significant assumptions and key inputs used to calculate Commercial rebate accruals.
•
We evaluated the Company’s ability to estimate Commercial rebate accruals accurately by comparing actual amounts incurred for Commercial rebate accruals.
•
We tested the overall reasonableness of the Commercial rebate accruals recorded at period end by developing an expectation for comparison to actual recorded balances.
•
We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 23, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Axsome Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Axsome Therapeutics, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2014 to 2023.

New York, New York

February 27, 2023

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$386,193	$200,842
Accounts receivables, net	94,820	37,699
Inventories, net	15,135	4,320
Prepaid and other current assets	8,115	2,781
Total current assets	504,263	245,642
Equipment, net	846	722
Right-of-use asset - operating lease	6,772	420
Goodwill	12,042	10,310
Intangible asset, net	53,286	59,661
Non-current inventory and other assets	11,027	14,721
Total assets	$588,236	$331,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,679	$38,605
Accrued expenses and other current liabilities	90,501	51,631
Operating lease liability, current portion	1,267	425
Contingent consideration, current	6,407	5,900
Total current liabilities	138,854	96,561
Contingent consideration, non-current	73,300	31,100
Loan payable, long-term	178,070	94,259
Operating lease liability, long-term	7,035	—
Total liabilities	397,259	221,920
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 47,351,363 and 43,498,617 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	5	4
Additional paid-in capital	1,026,543	705,885
Accumulated deficit	(835,571)	(596,333)
Total stockholders’ equity	190,977	109,556
Total liabilities and stockholders’ equity	$588,236	$331,476

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenues:
Product sales, net	$202,460	$50,037	$—
License revenue	65,735	—	—
Royalty revenue	2,405	—	—
Total revenues	270,600	50,037	—
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	26,065	5,198	—
Research and development	97,944	57,947	58,061
Selling, general and administrative	323,123	159,254	66,646
Loss in fair value of contingent consideration	48,918	3,298	—
Intangible asset amortization	6,375	4,139	—
Total operating expenses	502,425	229,836	124,707
Loss from operations	(231,825)	(179,799)	(124,707)
Interest expense, net	(6,453)	(7,335)	(5,696)
Loss before income taxes	(238,278)	(187,134)	(130,403)
Income tax expense	(960)	—	—
Net loss	$(239,238)	$(187,134)	$(130,403)
Net loss per common share, basic and diluted	$(5.27)	$(4.60)	$(3.47)
Weighted average common shares outstanding, basic and diluted	45,425,212	40,655,941	37,618,599

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	37,374,088	$4	$392,585	$(278,796)	$113,793
Stock-based compensation	—	—	20,803	—	20,803
Issuance of common stock upon exercise of options	326,219	—	4,402	—	4,402
Issuance of common stock upon vesting of RSUs	6,191	—	—	—	—
Issuance of common stock upon financing	110,296	—	7,212	—	7,212
Shares tendered for withholding taxes	—	—	(176)	—	(176)
Net loss	—	—	—	(130,403)	(130,403)
Balance at December 31, 2021	37,816,794	4	424,826	(409,199)	15,631
Stock-based compensation	—	—	37,726	—	37,726
Issuance of common stock upon exercise of options	340,149	—	6,251	—	6,251
Issuance of common stock upon vesting of RSUs	21,214	—	—	—	—
Issuance of common stock upon financing	5,320,460	—	236,788	—	236,788
Issuance of warrants	—	—	826	—	826
Shares tendered for withholding taxes	—	—	(532)	—	(532)
Net loss	—	—	—	(187,134)	(187,134)
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	65,357	—	65,357
Issuance of common stock upon exercise of options	358,760	—	12,419	—	12,419
Issuance of common stock upon vesting of RSUs	43,986	—	—	—	—
Issuance of common stock upon financing	3,450,000	1	243,082	—	243,083
Issuance of warrants	—	—	1,635	—	1,635
Shares tendered for withholding taxes	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	(239,238)	(239,238)
Balance at December 31, 2023	47,351,363	$5	$1,026,543	$(835,571)	$190,977

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(239,238)	$(187,134)	$(130,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	62,620	37,726	20,803
Amortization of intangible asset	6,375	4,139	—
Amortization of debt discount	2,574	1,483	1,077
Depreciation	459	263	76
Loss in fair value of contingent consideration	48,918	3,298	—
Non-cash lease expense	1,450	1,162	1,079
Change in operating lease liability	154	(1,118)	(1,182)
Changes in operating assets and liabilities:
Accounts receivable, net	(57,121)	(37,699)	—
Inventories, net	(8,156)	(1,331)	—
Prepaid expenses and other current assets	(5,335)	(2,735)	103
Non-current inventory and other assets	3,694	(3,944)	(6)
Accounts payable	2,074	25,456	(355)
Accrued expenses and other current liabilities	36,452	43,923	582
Net cash used in operating activities	(145,080)	(116,511)	(108,226)
Cash flows from investing activities
Purchases of equipment	(582)	(702)	(308)
Cash paid for business combination	—	(53,000)	—
Net cash used in investing activities	(582)	(53,702)	(308)
Cash flows from financing activities
Proceeds from draw down of debt	85,000	45,000	—
Payment of debt issuance costs	(1,442)	(487)	(309)
Proceeds from issuance of common stock upon financing	258,750	243,763	7,436
Cash paid for common stock issuance costs	(15,668)	(6,975)	(223)
Proceeds from issuance of common stock upon exercise of options	12,419	6,251	4,402
Payment of contingent consideration	(6,211)	(2,438)	—
Payments of tax withholdings on stock award	(1,835)	(532)	(176)
Net cash provided by financing activities	331,013	284,582	11,130
Net (decrease) increase in cash	185,351	114,369	(97,404)
Cash at beginning of period	200,842	86,473	183,877
Cash at end of period	$386,193	$200,842	$86,473
Supplemental disclosures of cash flow information:
Interest paid	$16,730	$7,686	$4,625
Operating lease right-of-use asset obtained in exchange for operating lease liability	7,802	561	—
Supplemental non-cash investing activities:
Fair value of contingent consideration in a business combination	79,707	37,000	—
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	1,635	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company developing and delivering novel therapies for central nervous system (“CNS”) conditions that have limited treatment options. By focusing on this therapeutic area, the Company is addressing significant and growing markets where current treatment options are limited or inadequate. The Company was incorporated on January 12, 2012 in the State of Delaware. The Company aims to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that expand the treatment options available to caregivers and improve the lives of patients living with CNS disorders. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® (the components of which are referred to as “AXS-05”) and Sunosi® - both of which are also being developed for further indications. The Company refers herein to Sunosi, Auvelity, AXS-07, AXS-12, AXS-14 and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

The Company acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc (“Jazz”) in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022 (collectively, the “Acquisition”). Sunosi is a product approved by the U.S. Food and Drug Administration (the “FDA”) and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness (“EDS”) associated with narcolepsy or obstructive sleep apnea. Sunosi was approved in Europe in January 2020 by the European Commission. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

In August 2022, the Company announced the FDA approval of Auvelity, and in October 2022, the U.S. commercial availability of Auvelity for the treatment of major depressive disorder in adults.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated during the consolidation process.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $835.6 million.

The Company’s primary sources of cash have been proceeds from the sales of Sunosi and Auvelity, the issuance and sale of its common stock in public offerings and the issuance of debt. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership with third parties. The Company may continue to incur substantial operating losses even as it continues to generate revenues from its products.

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

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise additional capital. If the Company's commercialization of its products is not financially successful, it will be unable to generate sufficient recurring product revenue to achieve and maintain profitability.

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

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense; determination of fair value of warrants; accounting for research and development costs; accounting for acquisitions; impairments of goodwill and the intangible asset; determination of fair value of contingent consideration; chargebacks, cash discounts, sales rebates, returns and other adjustments; and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company's goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below) and Note 15 - Revenues.

License Agreements

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain products. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customer may include non-refundable upfront fees, payments based upon the achievement of defined milestones and royalties on sales of products.

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right, and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

Contingent milestones at contract inception are estimated to the extent that it is probable that a significant revenue reversal would not occur and are included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and, therefore, the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that a significant revenue reversal would not occur and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

Product Sales, net

The Company sells Sunosi and Auvelity in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). The Company sells Sunosi internationally through wholesale distributors for delivery primarily to retail pharmacies and on a product supply basis to Pharmanovia for distribution in licensed territories. See Note 15 - Revenues for further breakout of product sales, net.

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

Product Returns - The Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product sale is recognized, as well as a component of accrued expense and other current liabilities. The Company currently estimates product return liabilities using available industry data, historical product sales information and actual returns experience.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator are based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers (“PBMs”) and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. Allowances for rebates also include amounts due under the Inflation Reduction Act of 2022 for Medicare Part D. The Company estimates these rebates and records such estimates in the same period the related product sales is recognized, resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

Coverage Gap - The Medicare Part D coverage gap is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

Other Incentives - Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales as well as a component of accrued expenses and other current liabilities.

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

Cost of Revenue

The Company's cost of revenue consists of cost of product sales and a fee sharing expense related to the upfront license revenue received. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. The cost of product sales for both Sunosi and Auvelity were $26.1 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. In the first quarter of 2023, the Company recorded a $5.0 million license sharing expense related to the upfront license revenue received.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals Co. Ltd. (“SK”) and Aerial Biopharma, LLC (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. Additionally, the Company pays a royalty to Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), Herriot Tabuteau, M.D., equal to 3.0% of Auvelity net sales.

Foreign Currency Translation

Revenues and expenses denominated in foreign currency are translated into U.S. dollars at the exchange rate on the date they are incurred. Assets and liabilities of foreign operations are translated at period-end exchange rates. The effect of exchange rate fluctuations on translating foreign currency into U.S. dollars is included in the Statements of Operations and is not material to the Company’s consolidated financial statements.

Segment Information

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2023, the balance of cash and cash equivalents was $386.2 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions, which cash exceeds insured limits. At December 31, 2023, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

Concentration of Risk, Other- The Company has a limited number of contract manufacturers for its products. At times the Company may have only one manufacturer or supplier for its products.

Business Combination

The Company accounted for the Acquisition as a business combination using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing the intangible asset include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the Acquisition, the Company recorded goodwill and an intangible asset.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of December 31, 2023, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the fiscal year ended December 31, 2023.

Intangible Asset

The Company's intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2023.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the probability weighted income approach using significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates and discount rates. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, contingent warrant liability, current and long-term debt and current and non-current contingent consideration. The Company's Level 1 financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities. They are considered Level 1 as the carrying values reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company's Level 3 financial instruments include contingent warrant liability and current and non-current contingent consideration due to the significant unobservable inputs required in determining their respective fair values.

The Company categorized the fair value of contingent consideration liabilities as Level 3 within the fair value hierarchy as the estimate is based on significant unobservable inputs requiring management judgment. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success and discount rates. Contingent consideration liabilities are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 8 - Fair Value of Financial Instruments for further detail.

The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, is considered Level 3 within the fair value hierarchy. The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 8 - Fair Value of Financial Instruments for further detail.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees. Payment terms are typically 60 days or less.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of December 31, 2023, the Company has not recorded any allowances for doubtful accounts receivable. Receivables from the Company's three largest customers totaled 38%, 32% and 28% of the Company's accounts receivable, net balance as of December 31, 2023.

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

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The remaining inventory associated with the Acquisition is stated at fair value due to purchase accounting. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of revenue.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, contract services, costs incurred to third-party service providers for conducting research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. Research, preclinical and clinical study expenses are estimated based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on the Company’s behalf, including discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, accruals are adjusted accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the years ended December 31, 2023 and 2022, advertising costs were $100.3 million and $35.3 million, respectively. The Company did not have commercial products in 2021.

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

The Company recognizes the grant date fair value of the stock options and RSUs over the requisite service period, which is generally the vesting term. For awards only subject to service-based vesting conditions, the Company elected to recognize stock-based compensation expense on a straight-line basis. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when the achievement of the performance condition becomes probable. The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation.

The Company’s policy upon exercise of stock options and RSUs is that shares will be issued as new shares drawing on the Company’s 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2023 and 2022.

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

Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the interest rate implicit in the contract when such rate is readily determinable and uses the Company’s incremental borrowing rate when the rate implicit in the contract is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, long-term portion in the Company’s consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, and do not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023 and concluded it did not have a material impact on the Company's financial statements. See Note 3 - Business Combination for further information.

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

Note 3. Business Combination

Acquisition of Assets of Jazz Pharmaceuticals

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire commercial and development rights with respect to Sunosi from Jazz in certain U.S. and ex-U.S. markets. The Acquisition occurred in two separate closings. The sale and purchase of specified initial assets contemplated by the Purchase Agreement occurred on May 9, 2022 (the “Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of specified ex-U.S. assets contemplated by the Purchase Agreement occurred on November 14, 2022 following the satisfaction or waiver of the closing conditions under the Purchase Agreement (the “Final Closing”). The Company accounted for the Initial Closing as a business combination using the acquisition method of accounting, and the Company accounted for the Final Closing as an asset acquisition.

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company's U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company's sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing term loan facility with Hercules Capital, Inc.

The purchase consideration consisted of the following:

Cash at settlement	$53,000
Fair value of contingent consideration	36,140
Total	$89,140

The allocation of the fair value of the Acquisition is shown in the table below:

	Amounts recognized as of acquisition date (as previously reported)	Measurement period adjustments (1)	Purchase price allocation
Inventory	$10,601	$—	$10,601
Other current assets	3,551	1,587	5,138
Intangible asset	63,800	—	63,800
Goodwill	11,897	145	12,042
Accrued expenses and other current liabilities	(709)	(1,732)	(2,441)
Total	$89,140	$—	$89,140

(1) The adjustment to goodwill resulted from rebates and returns during the post-acquisition period, which were provisionally recorded as an asset and liability, respectively, as of the acquisition date.

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

Inventories acquired included raw materials, work in process and finished goods for Sunosi. Inventories were recorded at their estimated fair values categorized as Level 3. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $1.1 million was originally recorded in connection with the Acquisition and is being amortized through cost of revenue as the underlying product is sold.

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

Accrued expenses and other current liabilities acquired were the Company's assumed sales returns liability for Sunosi after the transaction close date related to Sunosi sales recorded by Jazz prior to the Initial Closing.

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2021, the earliest period presented herein:

	Year ended December 31,
	2022	2021
Net revenues	$74,065	$51,670
Net loss	(211,571)	(283,831)

Note 4. Accounts Receivable, net

Accounts receivable, net, consisted of the following:

	December 31, 2023	December 31, 2022
Trade receivables	$107,320	$46,796
Less: Reserves for variable consideration	(12,500)	(9,097)
Accounts receivable, net	$94,820	$37,699

Note 5. Inventory

Inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$5,534	$2,473
Work in process	10,287	13,965
Finished goods	9,643	1,590
Total	$25,464	$18,028

There were no material inventory reserves or write downs of any excess and obsolete inventory as of December 31, 2023. Non-current inventory, which consists of raw materials and work in progress inventory, is included in Non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	December 31, 2023	December 31, 2022
Balance sheet classification
Inventories, net	$15,135	$4,320
Non-current inventory and other assets	10,329	13,708
Total	$25,464	$18,028

Note 6. Goodwill

The following table provides the Company’s carrying amount of goodwill as of December 31, 2023.

Goodwill
Balance at December 31, 2022	$10,310
Measurement period adjustment	1,732
Balance at December 31, 2023	$12,042

Note 7. Intangible Asset

The following table provides the Company's carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2022
Finite-lived intangible asset	$63,800	$4,139	$59,661	10-years
Balance at December 31, 2023
Finite-lived intangible asset	$63,800	$10,514	$53,286	9-years

Amortization expense was approximately $6.4 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively.

Based on the finite-lived intangible asset recorded as of December 31, 2023, and assuming the underlying asset will not be impaired and that we will not change the expected life of the asset, future amortization expenses over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2024	$6,392
2025	6,375
2026	6,375
2027	6,375
2028	6,392
Thereafter	21,377
Total	$53,286

Note 8. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $6.4 million and non-current contingent consideration liability of $73.3 million in the consolidated balance sheet as of December 31, 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$251,768	$—	$—	$251,768
Liabilities:
Contingent consideration	$—	$—	$79,707	$79,707

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$195,475	$—	$—	$195,475
Liabilities:
Contingent consideration	$—	$—	$37,000	$37,000

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market each reporting period and was remeasured at December 31, 2023. Changes in fair value of the contingent consideration liabilities as of December 31, 2023 are as follows:

Contingent consideration
Balance at December 31, 2022	$37,000
Adjustment to fair value	48,918
Payments	(6,211)
Balance at December 31, 2023 (Level 3)	$79,707

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of December 31, 2023	As of December 31, 2022
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	13.2%	12.0%
		Revenue discount rate	16.4% - 19.4%	20.9%

The Company's fair value measurement of contingent consideration liabilities has been classified as level 3 as its valuation requires substantial judgment and estimation of factors which requires use of unobservable inputs. The fair value of contingent consideration liabilities are estimated by using the probability weighted income approach using significant assumptions including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. If significant changes are made to one or more of these assumptions, the estimated fair value of contingent consideration liabilities may result in a significantly higher or lower fair value measurement.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued research and development	$6,503	$4,714
Accrued compensation	20,457	11,284
Accrued selling, general and administrative	9,242	6,596
Accrued sales discounts, rebates and allowances	46,713	26,545
Accrued royalties	5,927	1,617
Accrued interest	1,659	875
Total	$90,501	$51,631

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

The Fourth Amendment increased the amount of cash that could be held by Axsome Malta Ltd. (“Axsome Malta”) outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by Axsome Malta prior to the date of the Fourth Amendment. In August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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
•
Subject to the terms and conditions in the Loan Agreement, change the term loan advance amounts and dates available under the tranche 1 advance through tranche 5 advance, including increasing the tranche 1 advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million and $35.0 million, respectively, changing the tranche 2 advance from three sub-tranches of $35.0 million, $35.0 million and $30.0 million to one tranche of $25.0 million, changing the tranche 3 advance from two sub-tranches of $15.0 million and $5.0 million to one tranche of $75.0 million and removing the tranche 4 advance and tranche 5 advance entirely;
•
Revise the interest rate applicable to extensions of credit under the Loan Agreement to equal (a) if the prime rate is greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate is less than 7.00%, 9.70%;
•
Increase the minimum cash requirement of the Company to $30.0 million; and
•
Require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the tranche 1B advance, tranche 1C advance, tranche 1D advance, tranche 1E advance, tranche 2 advance and tranche 3 advance.

The Company allowed tranche 1D to expire undrawn.

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

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, inclusive of intellectual property, which includes one of the Company’s existing license agreements (the “License Agreement”) with Antecip, an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., subject to limited exceptions. Antecip consented to the collateral assignment of the License Agreement, among other things, under a direct agreement (the “Direct Agreement”) with the Company, Antecip and Hercules.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Effective upon closing of the Third Amendment of the Loan Agreement in January 2023, the following limited financial covenants applied:

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
•
The Company must meet, beginning June 30, 2023, any of the following conditions: (A) ensure that at all times its market capitalization exceeds $1.5 billion, and that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 50% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains cash in an account which Hercules has a first priority security interest in an amount not less than 95% of the sum of the outstanding principal amount of the term loan advances plus the Qualified Cash A/P Amount, or (C) achieve at least 60% of the net product revenue per the Board approved forecast solely from the sale of AXS-05, AXS-07, and Sunosi (which may include royalty, profit sharing, or sales-based milestone revenue recognized in accordance with GAAP, but will not include any upfront or non-sales-based milestone payments under business development or licensing transactions), measured on a trailing six-month basis as of the date of the Company’s most recent quarterly financial statement, determined on a quarterly basis.
•
Axsome Malta, a company organized under the laws of the Republic of Malta, shall not hold cash outside of the United States in excess of $3.0 million in the aggregate at any time. This amount, however, was increased by the Fourth Amendment to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. Furthermore, in August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.
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

If certain maturity extension conditions are satisfied, the Company must pay an extension end of term charge equal to 1.00% of the aggregate amount of all term loan advances outstanding as of the date on which the maturity extension conditions are satisfied, in addition to the end of term charges described above.

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

Long-term debt and unamortized debt discount balances are as follows:

	December 31, 2023	December 31, 2022
Total outstanding debt	$180,000	$95,000
Add: accreted final payment fee	2,610	1,363
Less: unamortized debt discount, long-term	(4,540)	(2,104)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$178,070	$94,259

The book value of debt approximates its fair value given its variable interest rate.

	Year ended December 31,
	2023	2022	2021
Interest expense	$17,514	$8,176	$4,617
Amortization of final payment fee	1,197	668	554
Amortization of debt discount related issuance costs and warrants	1,324	815	523

Scheduled principal payments on outstanding debt, as of December 31, 2023, are as follows:

2024	$—
2025	—
2026	—
2027	—
2028	180,000
Thereafter	—
Total principal payments outstanding	$180,000

Note 11. Commitments and Contingencies

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

In February 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center, beginning April 2023. Based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of December 31, 2023, the remaining lease term for the Company's operating lease was 4.3 years with a discount rate of 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a lease for the previous office space at 22 Cortlandt St, New York, NY and extended the lease through April 30, 2023. The lease ended in April 2023.

Rent expense incurred during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $1.3 million, and $1.2 million, respectively.

Operating lease expenses recognized were as follows:

	Year ended December 31,
	2023	2022	2021
Total operating lease expense	$2,173	$1,208	$1,148

Future minimum lease payments of our operating leases as of December 31, 2023, were as follows:

2024	$1,240
2025	1,932
2026	2,521
2027	2,521
2028	3,231
Thereafter	—
Total lease payments	11,445
Less imputed interest	(3,143)
Present value of operating lease liabilities	$8,302

Note 12. Stockholders’ Equity

Public Offerings

At-the-Market Offerings

In December 2019, the Company entered into a sales agreement (the “December 2019 Sales Agreement”) with SVB Securities LLC (now known as Leerink Partners LLC) (“Leerink”), pursuant to which the Company may sell up to $80 million in shares of the Company’s common stock from time to time through Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing an automatic shelf registration statement (the “2019 Shelf Registration Statement”) the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2019 for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. Leerink is entitled to receive a commission of 3.0% of the gross proceeds for any shares sold under the December 2019 Sales Agreement. The December 2019 Sales Agreement was replaced by the March 2022 Sales Agreement (as defined below).

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

The Company did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023. Under the December 2019 Sales Agreement and March 2022 Sales Agreement, the Company received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million for the year ended December 31, 2022. Under the December 2019 Sales Agreement, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million for the year ended December 31, 2021.

Upon the closing of the Second Amendment, which occurred in March 2022, Hercules also purchased 152,487 of the Company’s unregistered common stock for a total consideration of $5.0 million at a share price equal to $32.79 per share, pursuant to a share transfer agreement.

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board.

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

Shelf Registration Statement

On December 2, 2022, the Company filed an automatic shelf registration statement (the “2022 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of December 31, 2023, there were 2,168,858 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of December 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	6,617,728	$31.80
Granted	2,529,767	67.40
Exercised	(358,760)	34.52
Forfeited/Canceled	(326,441)	53.23
Outstanding at December 31, 2023	8,462,294	$41.48	7.1	$323,159
Vested and expected to vest at December 31, 2023	8,462,294	$41.48	7.1	$323,159
Exercisable at December 31, 2023	4,523,493	$28.30	5.7	$232,383

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility was based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Currently, expected volatility is based on historical volatility information of the Company's common stock since the Company's initial public offering in 2015.

The relevant data used to determine the value of the stock option grants is as follows:

Black-Scholes option valuation assumptions	2023	2022	2021
Risk-free interest rates	3.34 - 4.88%	1.46 - 4.31%	0.63 - 1.47%
Dividend yield	—	—	—
Volatility	93 - 99%	90 - 95%	89 - 93%
Weighted average expected term	5.0 - 6.11 years	5.0 - 6.11 years	5.0 - 6.17 years

The weighted average grant date fair value of options granted was $53.07, $28.18 and $39.64 per option for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $162.0 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.8 years. These amounts do not include 6,169 options outstanding as of December 31, 2023, which are performance‑based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $25.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of RSUs lapsed during the years ended December 31, 2023, 2022 and 2021 was $4.9 million, $1.5 million and $0.4 million, respectively.

The following table sets forth the RSU activity for the year ended December 31, 2023:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2022	686,375	$31.80
Granted	343,020	56.26
Vested	(194,425)	32.78
Forfeited	(30,820)	48.37
Outstanding at December 31, 2023	804,150	$41.36

Employee Stock Purchase Plan

The ESPP allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The Company commenced the first offering pursuant to the ESPP on June 1, 2023, and such offering will end on May 31, 2024. During the year ended December 31, 2023, no shares of common stock were purchased pursuant to the ESPP, and $1.1 million of expense was recorded for the same period.

Stock-based Compensation Expense

Stock‑based compensation expense recognized was as follows:

	Year ended December 31,
	2023	2022	2021
Research and development	$14,080	$8,604	$7,456
Selling, general and administrative	48,540	29,122	13,345
Total	$62,620	$37,726	$20,801

Stock-based compensation expense capitalized into inventory totaled $2.7 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of revenue when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 13. Warrants

The following table summarizes warrant activity for the years ended December 31, 2023, 2022, and 2021:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2020	15,541	$80.43
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2021	15,541	80.43
Issued	35,255	31.91
Exercised	—	—
Outstanding at December 31, 2022	50,796	46.75
Issued	28,424	74.75
Exercised	—	—
Outstanding at December 31, 2023	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of the tranche 1C advance, Hercules received warrants to purchase 9,700 shares of the Company's common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (the “2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (the “2020 warrants”).

The 2023 warrants, 2022 warrants and 2020 warrants were priced using the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $1.6 million for the 2023 warrants, $0.8 million for the 2022 warrants and $0.9 million for the 2020 warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The discount on the debt is being amortized to interest expense over the term of the debt utilizing the effective interest rate method.

The initial fair value of warrants outstanding was estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2023 warrants	2022 warrants	2020 warrants
Risk-free interest rate	3.6 - 3.9%	3.1%	0.5%
Dividend yield	—	—	—
Volatility	92 - 95%	94%	88%
Weighted average contractual term	7 years	7 years	7 years

Note 14. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2023	2022	2021
Basic and diluted net loss per common share:
Net loss	$(239,238)	$(187,134)	$(130,403)
Weighted average common shares outstanding—basic and diluted	45,425,212	40,655,941	37,618,599
Net loss per common share—basic and diluted	$(5.27)	$(4.60)	$(3.47)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	December 31,
	2023	2022	2021
Stock options	8,462,294	6,617,728	5,090,377
Restricted stock units	804,150	686,375	326,625
Warrants	79,220	50,796	15,541
ESPP	56,760	—	—
Total	9,402,424	7,354,899	5,432,543

Note 15. Revenues

The Company sells Sunosi and Auvelity in the United States through the Distributors. The Company sells Sunosi internationally through local distributors for delivery primarily to retail pharmacies and hospitals.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023, and royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

By Product

	Year ended December 31,
	2023	2022
Product sales, net
Auvelity	$130,072	$5,168
Sunosi	72,388	44,869
Total product sales, net	202,460	50,037
Sunosi license revenue	65,735	—
Sunosi royalty revenue	2,405	—
Total revenues	$270,600	$50,037

The following table presents a summary of total revenues by geographic location:

By Geographic Location

	Year ended December 31,
	2023	2022
Product sales, net
United States	$197,224	$49,132
Outside of the United States	5,236	905
Total product sales, net	202,460	50,037
License revenue
Outside of the United States	65,735	—
Royalty revenue
Outside of the United States	2,405	—
Total revenues	$270,600	$50,037

For the year ended December 31, 2023, product sales, net includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.1 million for Sunosi and $0.8 million for Auvelity.

Note 16. License Agreements

License Agreement with Pharmanovia

In February 2023, Axsome Malta, a Malta limited company and a wholly-owned subsidiary of the Company, entered into an exclusive license agreement with Pharmanovia (the “Pharmanovia License Agreement”) to commercialize and further develop Sunosi in Europe and certain countries in the Middle East and North Africa (the “Territory”). Under the terms of the Pharmanovia License Agreement, the Company retains its existing interest in Sunosi intellectual property and licenses those rights in the Territory to Pharmanovia. Pharmanovia is solely responsible for the clinical development and commercialization of Sunosi in the Territory. The Company will continue to manufacture Sunosi and provide product supply to Pharmanovia for an indefinite period of time, and the Company will recognize revenue as a component of product sales, net, when product is supplied to Pharmanovia.

In consideration for entering the Pharmanovia License Agreement, the Company received a non-refundable upfront payment of €62.0 million ($65.7 million). The Company also will receive a royalty percentage in the mid-twenties on Sunosi net sales in the Territory and is eligible to receive sales-based milestone payments totaling up to €94.5 million.

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the year ended December 31, 2023, the Company recognized royalty revenue of $2.4 million, related to Pharmanovia sales of Sunosi. No other development or sales-based milestones were recognized during the year ended December 31, 2023.

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

Under the terms of the agreement, Pfizer received 82,019 shares of the Company’s common stock having a stated value of $8.0 million, based on the average closing price of the Company’s common stock for the ten prior trading days of $97.54, in consideration for the license and rights and also received an upfront cash payment of $3.0 million. The Company determined that the fair value of each share of common stock granted to Pfizer on the closing date of January 9, 2020 was $87.24, based on the closing price of the Company’s stock on that date. As a result, the fair value of the stock issued was $7.2 million and, therefore, the total research and development expense recognized was $10.2 million related to the Pfizer license agreement during the year ended December 31, 2020.

Pfizer can also receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the years ended December 31, 2023 and 2022, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the year ended December 31, 2023, the Company recorded royalty expense of $3.9 million for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

In connection with the Loan Agreement, the Company entered into the Direct Agreement with Antecip and Hercules, pursuant to which Antecip consented to the collateral assignment of the License Agreement under the Loan Agreement, among other things.

Note 17. Royalty Agreements

Pursuant to the Purchase Agreement, the Company agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high single-digit royalty for any current indication, or (B) mid single-digit royalty for any future indication of net sales in the U.S. Territory made during the applicable royalty term. There are no royalty payments due to Jazz for Net Sales outside of the U.S. Territory.

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones.

Note 18. Income Taxes

As of December 31, 2023, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $547 million and foreign NOL carryforwards of $0.7 million. U.S. federal NOLs amounting to $60 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $487 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net federal operating loss carryforward	$114,889	$96,156
Net foreign operating loss carryforward	697	2,795
Net state operating loss carryforward	34,365	32,029
Non-cash compensation	20,007	11,028
Research and development credits	21,034	15,016
Interest expense	1,327	319
Intangible asset	4,242	10,422
Accrued expenses	6,058	2,113
Section 174 capitalization	22,248	14,541
Other	315	110
Deferred tax asset, excluding valuation allowance	225,182	184,529
Deferred tax liabilities:
Fixed assets	(78)	—
Lease asset	(1,661)	(104)
Deferred tax liability, excluding valuation allowance	(1,739)	(104)

Less valuation allowance	(223,443)	(184,425)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased $39.0 million, $26.9 million and $49.6 million, in 2023, 2022 and 2021, respectively, as a result of the increase of the deferred tax assets.

The Company recorded $1.0 million of income tax expense related to its foreign operations primarily due to a one-time payment received in connection with the Pharmanovia License Agreement. There was no income tax expense or benefit recorded by the Company in any other jurisdiction due to its net loss tax position and full valuation allowance during the years ended December 31, 2022 and 2021. As of December 31, 2023, the Company does not believe any material uncertain tax positions are present. A reconciliation of the statutory federal income tax rate to the Company’s annual effective tax rate as reflected in the consolidated financial statements is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.6	4.5	14.0
Foreign Rate Differential	(1.8)	1.2	—
Stock based compensation - Excess tax benefit	0.7	1.0	1.8
162(m) Limitation	(1.4)	—	—
Other permanent differences	(0.4)	(0.3)	(0.1)
Tax credit	1.9	(0.6)	1.3
Deferred tax adjustment	—	(2.9)	—
GILTI	(2.0)	—	—
Change in valuation allowance	(21.0)	(23.9)	(38.0)
Effective tax rate	(0.4)%	—%	—%

The Company is currently under examination by the IRS for the Company's 2021 U.S. income tax return. The Company is not currently under examination at the state level. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company has elected to account for Global Intangible Low-Taxed Income (GILTI) in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its consolidated financial statements.

Note 19. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. Additionally, since the launch of Auvelity in the fourth quarter of 2022, the Company recorded royalty expense of $3.9 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, which equal 3.0% of net sales for those respective years.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 16 - License Agreements for further information regarding the license agreements.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-37635) filed November 24, 2015).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-37635) filed November 24, 2015).

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

10.2+**	Axsome Therapeutics, Inc. Amended and Restated 2015 Omnibus Incentive Compensation Plan.

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

10.6+	Axsome Therapeutics, Inc. 2023 Employee Stock Purchase Plan (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2023).

10.7++

License Agreement, dated January 12, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.8++

License Agreement, dated June 6, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-207393) filed October 13, 2015).

10.9+

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

10.13+++	License Agreement, dated as of January 10, 2020, by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 12 2020).

10.14	Share Transfer Agreement by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2020).

10.15

WeWork Membership Agreement effective as of August 1, 2020, by and between the Company and 22 Cortlandt Street HBQ LLC (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

10.16+++

Agreement, dated as of September 3, 2020, by and between Axsome Therapeutics, Inc. and David Marek (Incorporated by reference, Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed November 6, 2020).

10.17

Loan and Security Agreement, dated as of September 25, 2020, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

10.18+++

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

10.19+++

Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2022).

10.20+++

Third Amendment to Loan and Security Agreement, dated January 9, 2023, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

10.21

Fourth Amendment to Loan and Security Agreement, dated May 8, 2023, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2023).

10.22

Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

10.23+++

Asset Purchase Agreement, dated as of March 25, 2022, between Jazz Pharmaceuticals plc and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2022).

10.24

Form of Warrant Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

10.25

Share Transfer Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc., Hercules Capital, Inc., Hercules Private Global Venture Growth Fund I L.P. and Hercules Private Credit Fund I L.P. (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

10.26+++

License Agreement, dated February 21, 2023, by and between Axsome Malta Ltd. and Atnahs Pharma UK Limited (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

10.27+++

Sublease, dated February 21, 2023, between Advance Magazine Publishers d/b/a Conde Nast and Axsome Therapeutics, Inc (Incorporated by reference, Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

19.1**	Axsome Therapeutics, Inc. Insider Trading Policy.

21.1**	Subsidiaries of the Company.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of Ernst & Young LLP.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1**	Axsome Therapeutics, Inc. Dodd-Frank Clawback Policy.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

+ Indicates management contract or compensatory plan.

++ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

+++ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

** Filed herewith.

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2024.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2024

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	February 23, 2024

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	February 23, 2024

/s/ Mark Saad Mark Saad	Director	February 23, 2024

/s/ Susan Mahony, Ph.D., M.B.A. Susan Mahony, Ph.D., M.B.A.	Director	February 23, 2024