Form 10-Q
period 2024-03-31
Axsome Therapeutics, Inc.
filed 2024-05-06
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 47,495,827 shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 29, 2024.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,441	$386,193
Accounts receivables, net	101,434	94,820
Inventories, net	15,583	15,135
Prepaid and other current assets	12,032	8,115
Total current assets	460,490	504,263
Equipment, net	812	846
Right-of-use asset - operating lease	6,411	6,772
Goodwill	12,042	12,042
Intangible asset, net	51,697	53,286
Non-current inventory and other assets	14,276	11,027
Total assets	$545,728	$588,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,791	$40,679
Accrued expenses and other current liabilities	82,716	90,501
Operating lease liability, current portion	1,153	1,267
Contingent consideration, current	6,388	6,407
Total current liabilities	144,048	138,854
Contingent consideration, non-current	70,000	73,300
Loan payable, long-term	178,689	178,070
Operating lease liability, long-term	7,258	7,035
Finance lease liability, long-term	1,697	—
Total liabilities	401,692	397,259
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 47,464,575 and 47,351,363 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	5	5
Additional paid-in capital	1,047,959	1,026,543
Accumulated deficit	(903,928)	(835,571)
Total stockholders’ equity	144,036	190,977
Total liabilities and stockholders’ equity	$545,728	$588,236

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenues:
Product sales, net	$74,096	$28,569
License revenue	—	65,735
Royalty revenue	903	272
Total revenues	74,999	94,576
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	6,297	7,556
Research and development	36,830	17,793
Selling, general and administrative	98,970	74,191
Gain in fair value of contingent consideration	(1,412)	(162)
Intangible asset amortization	1,589	1,572
Total operating expenses	142,274	100,950
Loss from operations	(67,275)	(6,374)
Interest expense, net	(1,082)	(2,264)
Loss before income taxes	(68,357)	(8,638)
Income tax expense	—	(2,580)
Net loss	$(68,357)	$(11,218)
Net loss per common share, basic and diluted	$(1.44)	$(0.26)
Weighted average common shares outstanding, basic and diluted	47,393,563	43,523,631

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	4	719,359	(607,551)	111,812
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	$5	$1,047,959	$(903,928)	$144,036

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(68,357)	$(11,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,190	12,943
Amortization of intangible asset	1,589	1,572
Amortization of debt discount	619	584
Depreciation	132	90
Gain in fair value of contingent consideration	(1,412)	(162)
Non-cash lease expense	360	314
Right-of-use asset amortization for finance lease	110	—
Change in operating lease liability	109	(317)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,615)	(7,094)
Inventories, net	(105)	(3,620)
Prepaid expenses and other current assets	(3,917)	(2,420)
Non-current inventory and other assets	(867)	(801)
Accounts payable	13,112	(2,835)
Accrued expenses and other current liabilities	(8,415)	7,143
Net cash used in operating activities	(53,467)	(5,821)
Cash flows from investing activities
Purchases of equipment	(98)	(71)
Net cash used in investing activities	(98)	(71)
Cash flows from financing activities
Proceeds from draw down of debt	—	55,000
Payment of debt issuance costs	—	(1,217)
Payments on principal portion of finance lease obligation	(163)	—
Proceeds from issuance of common stock upon exercise of options	2,501	387
Payment of contingent consideration	(1,907)	(1,738)
Payments of tax withholdings on stock award	(1,618)	(867)
Net cash provided by financing activities	(1,187)	51,565
Net (decrease) increase in cash	(54,752)	45,673
Cash at beginning of period	386,193	200,842
Cash at end of period	$331,441	$246,515
Supplemental disclosures of cash flow information:
Interest paid	$4,903	$3,216
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	561
Finance lease right-of-use asset obtained in exchange for finance lease liability	2,492	—

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of March 31, 2024, the Company had an accumulated deficit of $903.9 million.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below) and Note 13. Revenues.

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

Contingent milestones at contract inception are estimated to the extent that it is probable that a significant revenue reversal would not occur and are included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and, therefore, the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that a significant revenue reversal would not occur and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

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

Product Sales, net

The Company sells Sunosi and Auvelity in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). The Company sells Sunosi internationally through wholesale distributors for delivery primarily to retail pharmacies and on a product supply basis to Pharmanovia for distribution in licensed territories. See Note 13. Revenues for a further breakout of product sales, net, for the three months ended March 31, 2024 and 2023.

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

Product Returns - The Company generally offers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product sale is recognized, as well as a component of accrued expense and other current liabilities. The Company currently estimates product return liabilities using available industry data, historical product sales information, and actual returns experience.

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

Cost of Revenue

The Company's cost of revenue consists of cost of product sales and a fee sharing expense related to the upfront license revenue received. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. The cost of product sales for both Sunosi and Auvelity were $6.3 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2023, the Company recorded a $5.0 million fee sharing expense related to the upfront license revenue received.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment and reporting unit, which is the business of developing and delivering novel therapies for the management of CNS disorders.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2024, the balance of cash and cash equivalents was $331.4 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At March 31, 2024, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

Concentration of Risk, Other - The Company has a limited number of contract manufacturers for its products. At times, the Company may have only one manufacturer or supplier for its products.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of March 31, 2024, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three months ended March 31, 2024. The balance of goodwill at March 31, 2024 and December 31, 2023 remains unchanged at $12.0 million.

Intangible Asset

The Company's intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the three months ended March 31, 2024.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company's U.S. net sales of Sunosi in the current indication and a mid-single-digit royalty on the Company's U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the probability weighted income approach and makes significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, contingent warrant liability, current and long-term debt, and current and non-current contingent consideration. The Company's Level 1 financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities. They are considered Level 1 as the carrying values reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company's Level 3 financial instruments include contingent warrant liability and current and non-current contingent consideration due to the significant unobservable inputs required in determining their respective fair values.

The Company categorized the fair value of contingent consideration liabilities as Level 3 within the fair value hierarchy as the estimate is based on significant unobservable inputs requiring management judgment. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success and discount rates. Contingent consideration liabilities are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 6. Fair Value of Financial Instruments for further detail.

The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, is considered Level 3 within the fair value hierarchy. The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 6. Fair Value of Financial Instruments for further detail.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Accounts receivable allowances result from chargebacks, prompt pay discounts, and distribution fees. Payment terms are typically 60 days or less.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2024, the Company has not recorded any allowances for doubtful accounts receivable. Receivables from the Company's three largest customers totaled 38%, 32% and 26% of the Company's accounts receivable, net, balance as of March 31, 2024. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three months ended March 31, 2024 and 2023, advertising costs were $24.0 million and $21.4 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 and has not recorded an income tax benefit for the three months ended March 31, 2024 since it is projecting losses and has incurred year to date losses in all jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2024, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. When evaluating whether a contract contains a lease, the Company considers whether (1) the contract explicitly or implicitly identifies assets that are contractually defined and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.

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

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, long-term portion in the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses. Finance leases are included in the non-current inventory and other assets; accrued expenses and other current liabilities; and finance lease liability, long-term in the Company’s consolidated balance sheets. Assets under the finance leases are depreciated to the operating expenses on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, and do not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

Note 3. Accounts receivable, net

Accounts receivable, net, consisted of the following:

	March 31, 2024	December 31, 2023
Trade receivables	$115,119	$107,320
Less: Reserves for variable consideration	(13,685)	(12,500)
Accounts receivable, net	$101,434	$94,820

For further information, see the section titled “Accounts Receivable, net” Note 2. Summary of Significant Accounting Policies.

Note 4. Inventory

Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$5,581	$5,534
Work in process	10,899	10,287
Finished goods	10,184	9,643
Total	$26,664	$25,464

There were no material inventory reserves or write downs of any excess and obsolete inventory as of March 31, 2024. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	March 31, 2024	December 31, 2023
Balance sheet classification
Inventories, net	$15,583	$15,135
Non-current inventory and other assets	11,081	10,329
Total	$26,664	$25,464

Note 5. Intangible Asset

The following table provides the Company's carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2023
Finite-lived intangible asset	$63,800	$10,514	$53,286	9-years
Balance at March 31, 2024
Finite-lived intangible asset	$63,800	$12,103	$51,697	8-years

Amortization expense was $1.6 million for both the three months ended March 31, 2024 and 2023.

Based on the finite-lived intangible asset recorded as of March 31, 2024, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expenses over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2024	$4,803
2025	6,375
2026	6,375
2027	6,375
2028	6,392
Thereafter	21,377
Total	$51,697

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $6.4 million and non-current contingent consideration liability of $70.0 million in the consolidated balance sheet as of March 31, 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$255,052	$—	$—	$255,052
Liabilities:
Contingent consideration	$—	$—	$76,388	$76,388

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$251,768	$—	$—	$251,768
Liabilities:
Contingent consideration	$—	$—	$79,707	$79,707

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market each reporting period and was remeasured at March 31, 2024. Changes in fair value of the contingent consideration liabilities as of March 31, 2024 are as follows:

Contingent consideration
Balance at December 31, 2023	$79,707
Adjustment to fair value	(1,412)
Payments	(1,907)
Balance at March 31, 2024 (Level 3)	$76,388

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of March 31, 2024	As of December 31, 2023
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	14.2%	13.2%
		Revenue discount rate	16.8% - 19.8%	16.4% - 19.4%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued research and development	$7,625	$6,503
Accrued compensation	16,125	20,457
Accrued selling, general and administrative	3,339	9,242
Accrued sales discounts, rebates and allowances	49,339	46,713
Accrued royalties	3,505	5,927
Accrued interest	1,659	1,659
Accrued taxes	492	—
Finance lease liability, current	632	—
Total	$82,716	$90,501

Note 8. Loan and Security Agreement

Hercules Capital, Inc.

Fourth Amendment to the Loan Agreement

On May 8, 2023, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to its Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, and as further amended by the Third Amendment to Loan and Security Agreement, dated as of January 9, 2023) (the “Loan Agreement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders, with respect to the term loan thereunder (the “2020 Term Loan”).

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

On October 14, 2021, the Company entered into a First Amendment to the Loan and Security Agreement with Hercules. On March 27, 2022, in connection with the Acquisition (as described above), the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Hercules. The Second Amendment closed on May 9, 2022, concurrently with the closing of the Acquisition.

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

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	March 31, 2024	December 31, 2023
Total outstanding debt	$180,000	$180,000
Add: accreted final payment fee	2,959	2,610
Less: unamortized debt discount, long-term	(4,270)	(4,540)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$178,689	$178,070

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended March 31,
	2024	2023
Interest expense	$4,869	$3,635
Amortization of final payment fee	349	250
Amortization of debt discount related issuance costs and warrants	270	334

Scheduled principal payments on outstanding debt, as of March 31, 2024, are as follows:

2024	$—
2025	—
2026	—
2027	—
2028	180,000
Thereafter	—
Total principal payments outstanding	$180,000

Note 9. Commitments and Contingencies

Leases

Leases are accounted for under ASC Topic 842. The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the consolidated statements of operations on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. Therefore, the Company is not recognizing a lease liability or right-of-use asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has entered into a lease agreement for the Company’s principal executive offices located in New York, NY. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In February 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center, which began in April 2023. Based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of March 31, 2024, the remaining lease term for the Company's operating lease was 4.0 years with a discount rate of 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the three months ended March 31, 2024, the Company recognized a right-of-use asset of $2.5 million and lease liability of $2.5 million in connection to this lease. As of March 31, 2024, right-of-use asset and lease liability related to the finance lease were $2.4 million and $2.3 million, respectively, and the weighted average remaining lease term was 3.4 years with a weighted average discount rate of 9.7%.

Lease expenses recognized were as follows:

	Three months ended March 31,
	2024	2023
Operating lease expense	$583	$318
Finance lease expense
Amortization of right-of-use assets	110	—
Interest on lease liabilities	35	—

Future minimum lease payments of the Company’s leases as of March 31, 2024 were as follows:

	Operating lease	Finance lease
2024	$1,126	$610
2025	1,932	849
2026	2,521	800
2027	2,521	408
2028	3,195	46
Thereafter	—	—
Total lease payments	11,295	2,713
Less imputed interest	(2,884)	(384)
Present value of lease liabilities	$8,411	$2,329

Note 10. Stockholders’ Equity

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

The Company did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024. Under the December 2019 Sales Agreement and March 2022 Sales Agreement, the Company received approximately $238.8 million in gross proceeds through the sale of 5,167,973 shares, of which net proceeds were approximately $231.8 million for the year ended December 31, 2022. Under the December 2019 Sales Agreement, the Company received approximately $7.4 million in gross proceeds through the sale of 110,296 shares, of which net proceeds were approximately $7.2 million for the year ended December 31, 2021.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of March 31, 2024, there were 1,065,737 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of March 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	8,462,294	$41.48
Granted	896,281	84.57
Exercised	(80,294)	31.15
Forfeited/Canceled	(122,151)	56.37
Outstanding at March 31, 2024	9,156,130	$45.59	7.1	$318,271
Vested and expected to vest at March 31, 2024	9,156,130	$45.59	7.1	$318,271
Exercisable at March 31, 2024	4,789,624	$30.00	5.6	$238,931

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

The weighted average grant date fair value of options granted was $65.49 per option for the three months ended March 31, 2024. As of March 31, 2024, there was $198.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.8 years. These amounts do not include 6,169 options outstanding as of March 31, 2024, which are performance-based and vest upon the achievement of certain corporate milestones. Stock‑based compensation will be measured and recorded if and when it is probable that the milestone will occur.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $47.7 million, which is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of RSUs lapsed during the three months ended March 31, 2024 was $4.3 million.

The following table sets forth the RSU activity for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2023	804,150	$41.36
Granted	340,341	75.19
Vested	(210,490)	36.72
Forfeited	(11,350)	54.18
Outstanding at March 31, 2024	922,651	$54.74

Employee Stock Purchase Plan

The ESPP allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The Company commenced the first offering pursuant to the ESPP on June 1, 2023, and such offering will end on May 31, 2024. During the three months ended March 31, 2024, no shares of common stock were purchased pursuant to the ESPP, and $0.4 million of expense was recorded for the same period.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended March 31,
	2024	2023
Research and development	$4,568	$2,414
Selling, general and administrative	15,622	10,529
Total	$20,190	$12,943

Stock-based compensation expense capitalized into inventory totaled $0.3 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2023	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2024	79,220	$56.80

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2024	2023
Basic and diluted net loss per common share:
Net loss	$(68,357)	$(11,218)
Weighted average common shares outstanding—basic and diluted	47,393,563	43,523,631
Net loss per common share—basic and diluted	$(1.44)	$(0.26)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Stock options	9,156,130	8,038,119
Restricted stock units	922,651	787,134
Warrants	79,220	69,520
ESPP	53,500	—
Total	10,211,501	8,894,773

Note 13. Revenues

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

The following table presents a summary of total revenues by product:

By Product

	Three months ended March 31,
	2024	2023
Product sales, net
Auvelity	$53,395	$15,750
Sunosi	20,701	12,819
Total product sales, net	74,096	28,569
Sunosi license revenue	—	65,735
Sunosi royalty revenue	903	272
Total revenues	$74,999	$94,576

The following table presents a summary of total revenues by geographic location:

By Geographic Location

	Three months ended March 31,
	2024	2023
Product sales, net
United States	$73,271	$26,926
Outside of the United States	825	1,643
Total product sales, net	74,096	28,569
License revenue
Outside of the United States	—	65,735
Royalty revenue
Outside of the United States	903	272
Total revenues	$74,999	$94,576

For the three months ended March 31, 2024, product sales, net, includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $1.2 million for Auvelity and $0.6 million for Sunosi. For the three months ended March 31, 2023, product sales, net, includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $0.7 million for Auvelity and ($0.3) million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the three months ended March 31, 2024 and 2023, the Company recognized royalty revenue of $0.9 million and $0.3 million, respectively, related to Pharmanovia sales of Sunosi. No other development or sales-based milestones were recognized during the three months ended March 31, 2024 and 2023.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2024 and 2023, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the three months ended March 31, 2024 and 2023, the Company recorded royalty expense of $1.6 million and $0.5 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

In connection with the Loan Agreement, the Company entered into the Direct Agreement with Antecip and Hercules, pursuant to which Antecip consented to the collateral assignment of the License Agreement under the Loan Agreement, among other things.

Note 15. Royalty Agreements

On March 25, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Jazz, pursuant to which the Company was to acquire commercial and development rights with respect to Sunosi from Jazz in certain U.S. and ex-U.S. markets. The Acquisition occurred in two separate closings. The sale and purchase of specified initial assets contemplated by the Purchase Agreement occurred on May 9, 2022 (the “Initial Closing”), following the satisfaction or waiver of the closing conditions under the Purchase Agreement. The sale and purchase of specified ex-U.S. assets contemplated by the Purchase Agreement occurred on November 14, 2022, following the satisfaction or waiver of the closing conditions under the Purchase Agreement (the “Final Closing”). The Company accounted for the Initial Closing as a business combination using the acquisition method of accounting, and the Company accounted for the Final Closing as an asset acquisition.

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

Note 16. Income Taxes

The table below presents the Company's loss before income taxes and effective tax rates for all periods presented:

	Three months ended March 31,
	2024	2023
Loss before income taxes	$(68,357)	$(8,638)
Income tax expense	—	(2,580)
Effective tax rate	—%	(29.9)%

The Company is subject to income taxes in the United States and foreign jurisdictions in which the Company does business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company's effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets and changes in tax laws. The Company regularly assesses the likelihood of adverse outcomes resulting from the examination of the Company's tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities to determine the adequacy of its income tax reserves and expense. Should actual events or results differ from the Company's current expectations, charges or credits to its income tax expense may become necessary.

The Company did not record a tax expense for the three months ended March 31, 2024. The Company recorded a tax expense of $2.6 million for the three months ended March 31, 2023 on income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

The Company did not have any unrecognized tax benefits as of March 31, 2024 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $1.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, which equal 3.0% of net sales of Auvelity.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 14. License Agreements for further information regarding the license agreements.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the Securities and Exchange Commission, or SEC, on February 23, 2024.

Overview

We are a commercial-stage biopharmaceutical company developing and delivering novel therapies for central nervous system, or CNS, conditions that have limited treatment options. By focusing on this therapeutic area, we are addressing significant and growing markets where current treatment options are limited or inadequate. The Company’s CNS portfolio includes three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications, and two approved products - Auvelity® and Sunosi® - both of which are also being developed for further indications. In May 2022, the Company completed the U.S. acquisition of Sunosi from Jazz Pharmaceuticals, or Jazz, and in November 2022, the Company acquired the ex-U.S. assets of Sunosi from Jazz for certain international markets, or, collectively, the Acquisition. Sunosi is a product approved by the U.S. Food and Drug Administration, or the FDA, and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval, and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated to the treatment of major depressive disorder in adults.

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
2.
Sunosi®. Sunosi (solriamfetol) is a novel, oral medication indicated to the treatment of excessive daytime sleepiness, also known as EDS, in patients with narcolepsy or obstructive sleep apnea. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2022. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of Sunosi herein as the Acquisition. In February 2023, we announced a licensing transaction, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, to market Sunosi in Europe and certain countries in the Middle East and North Africa, or the Territory.

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of Alzheimer’s disease agitation, or AD agitation and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, trial in patients with AD agitation. We are also conducting the ACCORD-2 study, a Phase 3, double-blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

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

AXS-12, reboxetine, is a novel, oral, investigational medicine in development for the treatment of narcolepsy. AXS-12 is a highly selective and potent norepinephrine reuptake inhibitor. AXS-12 has been granted FDA Orphan Drug Designation for the treatment of narcolepsy. We have completed a Phase 2 trial with AXS-12, which we refer to as the CONCERT study. We recently completed the randomized, placebo-controlled Phase 3 trial with AXS-12 in narcolepsy, which we refer to as the SYMPHONY study, where AXS-12 achieved the primary endpoint in the trial of reducing cataplexy attacks. We are currently conducting one open-label long-term safety extension study with AXS-12.

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

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. We recently initiated two randomized, double-blind, placebo-controlled, Phase 3 trials with solriamfetol, one in MDD, which we refer to as the PARADIGM study, and the second in binge eating disorder, or BED, which we refer to as the ENGAGE study. We are also currently conducting a Phase 3, double blind, placebo-controlled, randomized multicenter trial in adults with attention-deficit/hyperactivity disorder, which we refer to as the FOCUS study. We recently announced our intention to conduct a new Phase 3 trial of solriamfetol in shift work disorder.

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

Our ability to become profitable depends on our ability to generate revenue. We have begun commercial sales of Sunosi and Auvelity, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $68.4 million and $11.2 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit as of March 31, 2024 was $903.9 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities as we continue the commercialization of our currently marketed products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

AXS-05

In May 2024, we announced the initiation of the ACCORD-2 study, a Phase 3, double-blind, placebo-controlled, randomized withdrawal trial to evaluate the efficacy and safety of AXS-05 in the treatment of AD agitation.

Solriamfetol

In March 2024, we announced the initiation of the PARADIGM study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial of solriamfetol for the treatment of MDD.

In April 2024, we announced the initiation of the ENGAGE study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial of solriamfetol for the treatment of BED.

AXS-12

In March 2024, we reported positive top-line data from the Phase 3 trial of AXS-12 in narcolepsy, which we call the SYMPHONY study.

Financial Overview

Revenue

We generated $74.1 million and $28.6 million in net revenue from product sales in the three months ended March 31, 2024 and 2023, respectively.

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

Additionally, in the first quarter of 2023, we recorded license revenue of $65.7 million related to the Pharmanovia License Agreement (as defined below). See below for more detail.

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement with Pharmanovia to commercialize and further develop Sunosi® in the Territory. Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the three months ended March 31, 2024 and 2023, we recognized royalty revenue of $0.9 million and $0.3 million, respectively, related to Pharmanovia’s sales of Sunosi.

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

There have been no material changes to the critical accounting policies disclosed in our 2023 Annual Report on Form 10-K, except for revenue recognition related to license agreements. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Revenues:
Product sales, net	$74,096	$28,569
License revenue	—	65,735
Royalty revenue	903	272
Total revenues	74,999	94,576
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	6,297	7,556
Research and development	36,830	17,793
Selling, general and administrative	98,970	74,191
Gain in fair value of contingent consideration	(1,412)	(162)
Intangible asset amortization	1,589	1,572
Total operating expenses	142,274	100,950
Loss from operations	(67,275)	(6,374)
Interest expense, net	(1,082)	(2,264)
Loss before income taxes	(68,357)	(8,638)
Income tax expense	—	(2,580)
Net loss	$(68,357)	$(11,218)
Net loss per common share, basic and diluted	$(1.44)	$(0.26)
Weighted average common shares outstanding, basic and diluted	47,393,563	43,523,631

Product sales, net. Auvelity U.S. net sales were $53.4 million and $15.7 million for the three months ended March 31, 2024 and 2023, respectively. Sunosi net sales were $20.7 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively. The increases in product sales were primarily due to the increase in unit sales volume of both Auvelity and Sunosi.

License revenue. In February 2023, we entered into the Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue. We did not have license revenue during the three months ended March 31, 2024.

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $0.9 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The increase was mainly due to the increase in unit sales volume of Sunosi in international markets.

Cost of revenue. Cost of revenue was $6.3 million for the three months ended March 31, 2024, as compared to $7.6 million for the three months ended March 31, 2023. The decrease was mainly due to the $5.0 million license revenue sharing expense related to the Pharmanovia License Agreement recognized in the first quarter of 2023, which was partially offset by an increase due to growth in sales of Auvelity and Sunosi during the first quarter of 2024.

Research and development. The following table summarizes our research and development expenses for our primary products for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Solriamfetol	$8,564	$2,401
AXS-05	13,525	6,651
AXS-07	2,972	1,979
AXS-12	2,046	2,210
AXS-14	2,609	1,060
Other research and development (*)	2,546	1,078
Stock-based compensation	4,568	2,414
Total research and development expenses	$36,830	$17,793

(*) Other research and development expenses primarily consist of costs related to other product candidates, facilities and overhead costs

Research and development expenses increased by $19.0 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily related to the initiation of Phase 3 trials for additional indications, including the continuation of studies in ADHD, for solriamfetol, the advancement of ongoing Phase 3 trials of AXS-05 and AXS-12, higher CMC costs associated primarily with the advancement of solriamfetol, AXS-05, AXS-14, and AXS-07, and higher personnel costs. We expect research and development costs to increase moderately as we continue to conduct non-clinical and pre-clinical testing, conduct ongoing and planned clinical trials, and manufacture drug products in anticipation of FDA approvals for the further development of our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses were $99.0 million for the three months ended March 31, 2024, as compared to $74.2 million for the same period in 2023. The increase was primarily related to greater commercial activities for Auvelity and Sunosi, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase slightly as we expand marketing, promotional, and advertising for our products and continue our increased efforts to educate physicians and expand market access.

Gain in Fair Value of Contingent Consideration. The gain position of $1.4 million for the three months ended March 31, 2024, as compared to a gain position of $0.2 million for the same period in 2023 is related to the change in fair value of contingent consideration which was primarily due to the change in significant unobservable inputs, including the discount rate.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended March 31, 2024 and 2023.

Interest expense, net. Interest expense, net, was $1.1 million for the three months ended March 31, 2024, as compared to $2.3 million for the same period in 2023. The decrease was mainly due to interest income on higher cash balances, which partially offset the interest expense, issuance costs, and fees related to the Loan Agreement (as defined below) with Hercules (as defined below).

Income tax expense. We did not record an income tax expense for the three months ended March 31, 2024 due to losses incurred in all jurisdictions during the quarter from which we do not benefit due to the full valuation allowance position against our deferred tax assets. Tax expense was $2.6 million for the three months ended March 31, 2023 due to income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

Net loss. Net loss was $68.4 million for the three months ended March 31, 2024, as compared to $11.2 million for the same period in 2023. The increase is primarily due to higher selling, general and administrative expenses related to commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher personnel costs, including non-cash stock compensation expense. Additionally, the increase was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023.

Liquidity and Capital Resources

Since our inception through March 31, 2024, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

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

We did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024.

In January 2023, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment, with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. The Company drew down upon Tranche 1C of the 2020 Term Loan (as defined below), and as of March 31, 2024, the Company had approximately $180 million outstanding and $170 million remaining under the 2020 Term Loan. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(53,467)	$(5,821)
Investing activities	(98)	(71)
Financing activities	(1,187)	51,565
Net increase (decrease) in cash	$(54,752)	$45,673

Operating Activities. Cash used in operating activities for the three months ended March 31, 2024 was $53.5 million, as compared to $5.8 million for the three months ended March 31, 2023. The increase of $47.7 million was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023 and cash used in commercial and clinical activities in the first quarter of 2024, which was partially offset by, in comparison, higher net product revenues from Auvelity and Sunosi in the first quarter of 2024.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $98 thousand, as compared to $71 thousand for the three months ended March 31, 2023. The increase is due to purchases of equipment in connection to commercial and clinical activities.

Financing Activities. Cash used in financing activities was $1.2 million for the three months ended March 31, 2024, which included payments of contingent consideration and tax withholdings on stock awards for a total of $3.5 million, which was partially offset by proceeds of $2.5 million from the issuance of common stock upon the exercise of employee stock options. Cash used in financing activities was $51.6 million for the three months ended March 31, 2023, which included net proceeds of $53.8 million related to drawing upon a tranche of the 2020 Term Loan and proceeds from the issuance of common stock upon exercise of employee stock options of $0.4 million, which was partially offset by payment of contingent consideration and tax withholdings on stock awards, for a total of $2.6 million.

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
•
the revenue received from commercial sales of our products and product candidates for which we receive marketing approval; and
•
the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property‑related claims.

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

May 2023 Fourth Amendment to the Loan and Security Agreement - Hercules

On May 8, 2023, we entered into the Waiver and Fourth Amendment to the Loan Agreement, or the Fourth Amendment, with Hercules, in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders. The Fourth Amendment increased the amount of Cash (as defined in the Loan Agreement) that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, permitting the Malta Subsidiary to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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

At the initial closing, we assumed all of the commitments of Jazz to SK and Aerial Biopharma, LLC, or Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on our sales of Sunosi, and we are committed to pay up to $165.0 million based on revenue milestones and $1.0 million based on development milestones.

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

Employees and Human Capital Management

As of April 29, 2024, we had 569 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $331.4 million and $386.2 million as of March 31, 2024 and December 31, 2023, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2024 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2024, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs, which defendants opposed. The SDNY District Court re-opened the lead plaintiff appointment process. Thomas Giblin, Paul Berger, and Paul Sutherland moved jointly to be appointed replacement plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, defendants moved to dismiss the second amended complaint.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva relating to Teva's ANDA for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, or the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the NJ District Court. Both actions are currently pending.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant's ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), and April 5, 2024. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; and Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608, respectively, all of which are in the NJ District Court. All actions are currently pending.

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on February 23, 2024. Investors should carefully consider all of the information set forth in this Quarterly Report on Form 10-Q, including the following risk factors, before deciding to invest in any of the Company’s securities.

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

•
Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review, and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of AD agitation.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $68.4 million and $11.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $903.9 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into the Third Amendment which amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into the Fourth Amendment which increased the amount of cash that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, increasing the amount of cash that could be held by the Malta Subsidiary outside of the United States until December 31, 2023.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, significant marketing efforts, and further investment before we generate any revenues from the sale of such product candidates. Multiple clinical trials are ongoing. As a result of one or more risks discussed in this section, we cannot assure you that we will meet projected timelines related to these trials.

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

•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, although we believe that we are able to rely on the Phase 2 CONCERT trial and SYMPHONY trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy and the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia, the FDA could still require additional studies to support the approval of an NDA for these product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review, and they will not increase the likelihood that our product candidates will receive marketing approval, for example, Breakthrough Therapy designation by the FDA for AXS-05 for the treatment of AD agitation.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our Annual Report on Form 10-K filed with the SEC on February 23, 2024, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

As of April 29, 2024, we had 569 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of April 29, 2024, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 44% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of April 29, 2024, we have outstanding 47,495,827 shares of common stock and 10,252,990 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 39,494,898 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to the March 2022 Sales Agreement with Leerink, which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss, NOL, carryforwards of approximately $547.1 million and foreign NOL carryforwards of $0.7 million. U.S. federal net operating loss carry forwards amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the U.S. federal net operating losses of approximately $487.3 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. In the event a change of ownership occurs, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

ITEM 5. OTHER INFORMATION.

During the first quarter of 2024, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Coleman	Director	February 27, 2024(2)	November 29, 2024	Up to 10,497 shares of common stock(3)

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

(3) Such shares to be sold at no less than a predetermined minimum price per share.

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

AXSOME THERAPEUTICS, INC.

Date: May 6, 2024	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)