Form 10-Q
period 2024-06-30
Axsome Therapeutics, Inc.
filed 2024-08-05
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 48,000,205 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 29, 2024.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,657	$386,193
Accounts receivables, net	120,342	94,820
Inventories, net	15,220	15,135
Prepaid and other current assets	11,808	8,115
Total current assets	463,027	504,263
Equipment, net	724	846
Right-of-use asset - operating lease	6,071	6,772
Goodwill	12,042	12,042
Intangible asset, net	50,107	53,286
Non-current inventory and other assets	16,255	11,027
Total assets	$548,226	$588,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,340	$40,679
Accrued expenses and other current liabilities	116,771	90,501
Operating lease liability, current portion	1,419	1,267
Contingent consideration, current	7,040	6,407
Total current liabilities	186,570	138,854
Contingent consideration, non-current	69,620	73,300
Loan payable, long-term	179,330	178,070
Operating lease liability, long-term	6,829	7,035
Finance lease liability, long-term	3,025	—
Total liabilities	445,374	397,259
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 47,801,578 and 47,351,363 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	5	5
Additional paid-in capital	1,086,120	1,026,543
Accumulated deficit	(983,273)	(835,571)
Total stockholders’ equity	102,852	190,977
Total liabilities and stockholders’ equity	$548,226	$588,236

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$86,520	$46,017	$160,616	$74,586
License revenue	—	—	—	65,735
Royalty revenue	646	683	1,549	955
Total revenues	87,166	46,700	162,165	141,276
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	8,055	4,599	14,352	12,155
Research and development	49,853	20,581	86,683	38,374
Selling, general and administrative	103,554	78,935	202,524	153,126
Loss in fair value of contingent consideration	2,160	6,053	748	5,891
Intangible asset amortization	1,590	1,589	3,179	3,161
Total operating expenses	165,212	111,757	307,486	212,707
Loss from operations	(78,046)	(65,057)	(145,321)	(71,431)
Interest expense, net	(1,299)	(2,730)	(2,381)	(4,994)
Loss before income taxes	(79,345)	(67,787)	(147,702)	(76,425)
Income tax benefit (expense)	—	617	—	(1,963)
Net loss	$(79,345)	$(67,170)	$(147,702)	$(78,388)
Net loss per common share, basic and diluted	$(1.67)	$(1.54)	$(3.11)	$(1.80)
Weighted average common shares outstanding, basic and diluted	47,573,229	43,669,820	47,482,602	43,597,131

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants upon debt financing	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	4	719,359	(607,551)	111,812
Stock-based compensation	—	—	15,922	—	15,922
Issuance of common stock upon exercise of options	169,998	0	6,570	—	6,570
Issuance of common stock upon vesting of RSUs	8,330	—	—	—	—
Issuance of common stock upon financing	3,000,000	0	211,378	—	211,378
Issuance of warrants upon debt financing	—	—	624	—	624
Shares tendered for withholding taxes	—	—	(333)	—	(333)
Net loss	—	—	—	(67,170)	(67,170)
Balance at June 30, 2023	46,726,794	5	953,520	(674,721)	278,804
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	5	1,047,959	(903,928)	144,036
Stock-based compensation	—	—	21,709	—	21,709
Issuance of common stock upon exercise of options and under employee stock purchase plan	160,724	—	6,741	—	6,741
Issuance of common stock upon vesting of RSUs	27,404	—	—	—	—
Issuance of common stock upon financing	148,875	—	11,039	—	11,039
Shares tendered for withholding taxes	—	—	(1,328)	—	(1,328)
Net loss	—	—	—	(79,345)	(79,345)
Balance at June 30, 2024	47,801,578	$5	$1,086,120	$(983,273)	$102,852

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(147,702)	$(78,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	41,572	28,865
Amortization of intangible asset	3,179	3,161
Amortization of debt discount	1,260	1,493
Depreciation	272	190
Loss in fair value of contingent consideration	748	5,891
Non-cash lease expense	701	772
Right-of-use asset amortization for finance lease	373	—
Change in operating lease liability	(54)	(299)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,522)	(29,711)
Inventories, net	585	(4,932)
Prepaid expenses and other current assets	(3,693)	(3,130)
Non-current inventory and other assets	(1,029)	(541)
Accounts payable	20,661	4,353
Accrued expenses and other current liabilities	25,072	11,106
Net cash used in operating activities	(83,577)	(61,170)
Cash flows from investing activities
Purchases of equipment	(150)	(204)
Net cash used in investing activities	(150)	(204)
Cash flows from financing activities
Proceeds from draw down of debt	—	85,000
Payment of debt issuance costs	—	(1,441)
Payments on principal portion of finance lease obligation	(349)	—
Proceeds from issuance of common stock upon financing	11,264	225,000
Cash paid for common stock issuance costs	(225)	(13,622)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	9,242	6,957
Payment of contingent consideration	(3,795)	(3,049)
Payments of tax withholdings on stock award	(2,946)	(1,200)
Net cash provided by financing activities	13,191	297,645
Net (decrease) increase in cash	(70,536)	236,271
Cash at beginning of period	386,193	200,842
Cash at end of period	$315,657	$437,113
Supplemental disclosures of cash flow information:
Interest paid	$9,911	$7,132
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	7,764
Finance lease right-of-use asset obtained in exchange for finance lease liability	4,572	—

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of June 30, 2024, the Company had an accumulated deficit of $983.3 million.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells Sunosi and Auvelity in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company's products to retail pharmacies. The Company sells Sunosi, on a product supply basis, to Pharmanovia, and Sunosi is subsequently sold within the licensed territories. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. See Note 13. Revenues for a further breakout of product sales, net, for the three and six months ended June 30, 2024 and 2023.

Reserves for Variable Consideration

The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and are classified as reductions to accounts receivables, net if payable to a customer or accrued expenses and other current liabilities if payable to a third-party. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator are based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers (“PBMs”) and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. Allowances for rebates also include amounts due under the Inflation Reduction Act of 2022 for Medicare Part D. The Company estimates these rebates and records such estimates in the same period the related product sales are recognized, resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

Coverage Gap - The Medicare Part D coverage gap is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold to patients in the Coverage Gap and adjusts the transaction price for such discount at the time of sale resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

Other Incentives - Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue. The reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales as well as a component of accrued expenses and other current liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2024, the balance of cash and cash equivalents was $315.7 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At June 30, 2024, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of June 30, 2024, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the six months ended June 30, 2024. The balance of goodwill at June 30, 2024 and December 31, 2023 remains unchanged at $12.0 million.

Intangible Asset

The Company's intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the six months ended June 30, 2024.

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

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivables typically have a standard payment term of 60 days or less and do not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2024, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three and six months ended June 30, 2024, advertising costs were $30.3 million and $54.3 million, respectively. For the three and six months ended June 30, 2023, advertising costs were $26.7 million and $48.1 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 and has not recorded an income tax benefit for the three and six months ended June 30, 2024 since it is projecting losses and has incurred year to date losses in all jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2024, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2024 and 2023.

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

The Company’s lease agreements contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has applied the practical expedient to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Payments under the Company’s lease arrangements are primarily fixed, however, variable payments are expensed as incurred and not included in the operating lease asset and liability.

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

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, long-term portion in the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses. Finance leases are included in the non-current inventory and other assets; accrued expenses and other current liabilities; and finance lease liability, long-term in the Company’s consolidated balance sheets. Assets under the finance leases are amortized on a straight-line basis over the lease term and included in selling, general and administrative expenses. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, and do not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

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

Note 3. Accounts receivable, net

Accounts receivable, net, consisted of the following:

	June 30, 2024	December 31, 2023
Trade receivables	$133,531	$107,320
Less: Reserves for variable consideration	(13,189)	(12,500)
Accounts receivable, net	$120,342	$94,820

The Company's customers with the largest accounts receivable balances are Cardinal Health, Inc., Cencora, Inc., and McKesson Corporation, which represented approximately 95% of total accounts receivable as of June 30, 2024. For further information, see the section titled “Accounts Receivable, net” Note 2. Summary of Significant Accounting Policies.

Note 4. Inventory

Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$7,771	$5,534
Work in process	10,536	10,287
Finished goods	8,270	9,643
Total	$26,577	$25,464

There were no material inventory reserves or write downs of any excess and obsolete inventory as of June 30, 2024. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	June 30, 2024	December 31, 2023
Balance sheet classification
Inventories, net	$15,220	$15,135
Non-current inventory and other assets	11,357	10,329
Total	$26,577	$25,464

Note 5. Intangible Asset

The following table provides the Company's carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2023
Finite-lived intangible asset	$63,800	$10,514	$53,286	9-years
Balance at June 30, 2024
Finite-lived intangible asset	$63,800	$13,693	$50,107	8-years

Based on the finite-lived intangible asset recorded as of June 30, 2024, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expenses over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2024	$3,214
2025	6,375
2026	6,375
2027	6,375
2028	6,392
Thereafter	21,376
Total	$50,107

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $7.0 million and non-current contingent consideration liability of $69.6 million in the consolidated balance sheet as of June 30, 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$238,204	$—	$—	$238,204
Liabilities:
Contingent consideration	$—	$—	$76,660	$76,660

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$251,768	$—	$—	$251,768
Liabilities:
Contingent consideration	$—	$—	$79,707	$79,707

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market each reporting period and was remeasured at June 30, 2024. Changes in fair value of the contingent consideration liabilities as of June 30, 2024 are as follows:

Contingent consideration
Balance at December 31, 2023	$79,707
Adjustment to fair value	748
Payments	(3,795)
Balance at June 30, 2024 (Level 3)	$76,660

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of June 30, 2024	As of December 31, 2023
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	15.9%	13.2%
		Revenue discount rate	16.1% - 19.1%	16.4% - 19.4%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued research and development	$13,565	$6,503
Accrued compensation	16,212	20,457
Accrued selling, general and administrative	14,743	9,242
Accrued sales discounts, rebates and allowances	63,530	46,713
Accrued royalties	5,426	5,927
Accrued interest	1,605	1,659
Accrued taxes	493	—
Finance lease liability, current	1,197	—
Total	$116,771	$90,501

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

As of June 30, 2024, the Company had allowed tranches 1D, 1E, and 2 which totaled $95 million, to expire undrawn.

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

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	June 30, 2024	December 31, 2023
Total outstanding debt	$180,000	$180,000
Add: accreted final payment fee	3,318	2,610
Less: unamortized debt discount, long-term	(3,988)	(4,540)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$179,330	$178,070

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$4,869	$4,067	$9,738	$7,702
Amortization of final payment fee	360	272	709	522
Amortization of debt discount related issuance costs and warrants	281	637	551	971

Scheduled principal payments on outstanding debt, as of June 30, 2024, are as follows:

2024	$—
2025	—
2026	—
2027	—
2028	180,000
Thereafter	—
Total principal payments outstanding	$180,000

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

In February 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center, which began in April 2023. Based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of June 30, 2024 and June 30, 2023, the remaining lease term for the Company's operating lease was 3.8 years and 4.8 years, respectively, with the discount rate unchanged at 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the six months ended June 30, 2024, the Company recognized a right-of-use asset and lease liability, both, of $4.6 million in connection to this lease. As of June 30, 2024, right-of-use asset and lease liability related to the finance lease were both $4.2 million, and the weighted average remaining lease term was 3.5 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$583	$689	$1,166	$1,007
Finance lease expense
Amortization of right-of-use assets	263	—	373	—
Interest on lease liabilities	86	—	121	—

Future minimum lease payments of the Company’s leases as of June 30, 2024 were as follows:

	Operating lease	Finance lease
2024	$668	$783
2025	1,976	1,496
2026	2,521	1,407
2027	2,521	952
2028	3,204	280
Thereafter	—	—
Total lease payments	10,890	4,918
Less imputed interest	(2,642)	(696)
Present value of lease liabilities	$8,248	$4,222

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

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink and filed a prospectus supplement, pursuant to which the Company could sell up to $200 million in shares of the Company’s common stock from time to time through Leerink, acting as the Company’s sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, dated December 5, 2019, by and between the Company and Leerink. The Company exhausted sales of shares of the Company’s common stock under its prior at-the-market offering program.

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

Under the March 2022 Sales Agreement, for the three months ended June 30, 2024, the Company received approximately $11.3 million in gross proceeds through the sale of 148,875 shares, of which net proceeds were approximately $11.0 million. The Company did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of June 30, 2024, there were 1,183,992 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of June 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	8,462,294	$41.48
Granted	1,047,180	83.23
Exercised	(193,125)	32.59
Forfeited/Canceled	(377,542)	59.88
Outstanding at June 30, 2024	8,938,807	$45.79	6.8	$314,480
Vested and expected to vest at June 30, 2024	8,938,807	$45.79	6.8	$314,480
Exercisable at June 30, 2024	5,066,333	$32.08	5.3	$245,888

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

The weighted average grant date fair value of options granted was $64.42 per option for the six months ended June 30, 2024. As of June 30, 2024, there was $177.5 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $44.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of RSUs lapsed during the six months ended June 30, 2024 was $7.6 million.

The following table sets forth the RSU activity for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2023	804,150	$41.36
Granted	397,237	75.23
Vested	(226,323)	37.11
Forfeited	(82,009)	49.83
Outstanding at June 30, 2024	893,055	$56.74

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The ESPP has consecutive offering periods that begin on or about June 1st of each year with a duration of 12 months. The Company commenced the first offering period pursuant to the ESPP on June 1, 2023, and such offering ended on May 31, 2024.

As of June 30, 2024, 52,368 common shares have been purchased and issued pursuant to the ESPP, and $0.4 million and $0.8 million of expense was recorded for the three and six months ended June 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$5,072	$3,238	$9,640	$5,652
Selling, general and administrative	16,310	12,684	31,932	23,213
Total	$21,382	$15,922	$41,572	$28,865

Stock-based compensation expense capitalized into inventory totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2023, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2023	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2024	79,220	$56.80

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share:
Net loss	$(79,345)	$(67,170)	$(147,702)	$(78,388)
Weighted average common shares outstanding—basic and diluted	47,573,229	43,669,820	47,482,602	43,597,131
Net loss per common share—basic and diluted	$(1.67)	$(1.54)	$(3.11)	$(1.80)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Stock options	8,938,807	7,930,579
Restricted stock units	893,055	776,708
Warrants	79,220	79,220
ESPP	72,902	—
Total	9,983,984	8,786,507

Note 13. Revenues

The Company sells Sunosi and Auvelity in the United States through the Distributors. The Company sells Sunosi, on a product supply basis, to Pharmanovia, and Sunosi is subsequently sold within the licensed territories.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023 and royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Product sales, net
Auvelity	$65,025	$27,643	$118,420	$43,393
Sunosi	21,495	18,374	42,196	31,193
Total product sales, net	86,520	46,017	160,616	74,586
Sunosi license revenue	—	—	—	65,735
Sunosi royalty revenue	646	683	1,549	955
Total revenues	$87,166	$46,700	$162,165	$141,276

The following table presents a summary of total revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Product sales, net
United States	$85,444	$45,418	$158,715	$72,344
Outside of the United States	1,076	599	1,901	2,242
Total product sales, net	86,520	46,017	160,616	74,586
License revenue
Outside of the United States	—	—	—	65,735
Royalty revenue
Outside of the United States	646	683	1,549	955
Total revenues	$87,166	$46,700	$162,165	$141,276

For the six months ended June 30, 2024, product sales, net, includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $1.1 million for Auvelity and $0.6 million for Sunosi. For the six months ended June 30, 2023, product sales, net, includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.8 million for Auvelity and $0.1 million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively, related to Pharmanovia’s sales of Sunosi. No other development or sales-based milestones were recognized during the six months ended June 30, 2024 and 2023.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and six months ended June 30, 2024 and 2023, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the six months ended June 30, 2024 and 2023, the Company recorded royalty expense of $3.6 million and $1.3 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

Note 16. Income Taxes

The table below presents the Company's loss before income taxes and effective tax rates for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(79,345)	$(67,787)	$(147,702)	$(76,425)
Income tax benefit (expense)	—	617	—	(1,963)
Effective tax rate	—%	(0.9)%	—%	2.6%

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

The Company did not record a tax expense for the three and six months ended June 30, 2024. The Company recorded a tax benefit of $0.6 million for the three months ended June 30, 2023 and a Maltese tax expense of $2.0 million for the six months ended June 30, 2023 on income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

The Company did not have any unrecognized tax benefits as of June 30, 2024 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $2.0 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2023, respectively, which equal 3.0% of net sales of Auvelity.

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

Development Programs

When used in programs for further development, we refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as “AXS-05.” AXS-05 is a novel, oral, investigational NMDA receptor antagonist with multimodal activity under development for the treatment of Alzheimer’s disease agitation, or AD agitation and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have completed a Phase 2/3 trial of AXS-05 in AD agitation, which we refer to as the ADVANCE-1 trial. AXS-05 achieved the primary endpoint in the ADVANCE-1 trial. We have also completed the ACCORD-1 trial, a Phase 3, double blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation, and we are conducting an open-label long-term safety study in AD agitation. We are currently conducting the ADVANCE-2 trial, another Phase 3, double blind, placebo-controlled, trial in patients with AD agitation. We are also conducting the ACCORD-2 study, a Phase 3, double-blind, placebo-controlled, randomized withdrawal trial in patients with AD agitation. A positive Phase 2 trial for the use of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We have also completed an open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We are currently conducting the EMERGE study, a multicenter, Phase 3, single-group trial evaluating the efficacy and safety of AXS-07 in the acute treatment of migraine in adults with a prior inadequate response to an oral CGRP inhibitor. We submitted a new drug application, or NDA, for AXS-07 in 2021, which was accepted, and received a complete response letter, or CRL, from the FDA in April 2022. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls, or CMC considerations. We resubmitted the NDA for AXS-07 for the acute treatment of migraine to the FDA, which the FDA is expected to classify as a Class 2 resubmission.

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

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. We are currently conducting three Phase 3, double blind, placebo-controlled, randomized multicenter trials with solriamfetol: one in MDD, which we refer to as the PARADIGM study and the second in binge eating disorder, or BED, which we refer to as the ENGAGE study, and the third in adults with attention-deficit/hyperactivity disorder, which we refer to as the FOCUS study. We also recently initiated a fourth study, a randomized, double-blind, placebo-controlled Phase 3 trial of solriamfetol in shift work disorder, or SWD, which we refer to as the SUSTAIN study.

Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034, 2040, 2041, and 2043 for AXS-05, to 2038 for AXS-07, and to 2040 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-12, and AXS-14. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to Sunosi. In June 2024, we entered into a settlement agreement with Unichem Laboratories Ltd. (Unichem) resolving patent litigation related to Sunosi that permits Unichem to begin selling its generic version of Sunosi on June 30, 2042, or earlier under certain circumstances.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $147.7 million and $78.4 million for the six months ended June 30, 2024 and 2023, respectively. Our accumulated deficit as of June 30, 2024 was $983.3 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities as we continue the commercialization of our currently marketed products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In August 2024, we announced the initiation of the SUSTAIN study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial of solriamfetol for the treatment of SWD.

AXS-12

In March 2024, we reported positive top-line data from the Phase 3 trial of AXS-12 in narcolepsy, which we call the SYMPHONY study.

Financial Overview

Revenue

We generated net revenue from product sales of $86.5 million and $46.0 million in the three months ended June 30, 2024 and 2023, respectively, and $160.6 million and $74.6 million in the six months ended June 30, 2024 and 2023, respectively.

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

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2024 and 2023, related to Pharmanovia’s sales of Sunosi.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$86,520	$46,017	$160,616	$74,586
License revenue	—	—	—	65,735
Royalty revenue	646	683	1,549	955
Total revenues	87,166	46,700	162,165	141,276
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	8,055	4,599	14,352	12,155
Research and development	49,853	20,581	86,683	38,374
Selling, general and administrative	103,554	78,935	202,524	153,126
Loss in fair value of contingent consideration	2,160	6,053	748	5,891
Intangible asset amortization	1,590	1,589	3,179	3,161
Total operating expenses	165,212	111,757	307,486	212,707
Loss from operations	(78,046)	(65,057)	(145,321)	(71,431)
Interest expense, net	(1,299)	(2,730)	(2,381)	(4,994)
Loss before income taxes	(79,345)	(67,787)	(147,702)	(76,425)
Income tax benefit (expense)	—	617	—	(1,963)
Net loss	$(79,345)	$(67,170)	$(147,702)	$(78,388)
Net loss per common share, basic and diluted	$(1.67)	$(1.54)	$(3.11)	$(1.80)
Weighted average common shares outstanding, basic and diluted	47,573,229	43,669,820	47,482,602	43,597,131

Product sales, net. Auvelity U.S. net sales were $65.0 million and $118.4 million for the three and six months ended June 30, 2024, respectively, as compared to $27.6 million and $43.3 million for the same periods in 2023. Sunosi net sales were $21.5 million and $42.2 million for the three and six months ended June 30, 2024, respectively, as compared to $18.4 million and $31.1 million for the same periods in 2023. The increases in both comparable periods were primarily due to the increase in unit sales volume for both Auvelity and Sunosi.

The following table summarizes the activity of our sales allowance and reserves as of and for the six months ended June 30, 2024 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2023	$37,492	$12,501	$9,222	$59,215
Provisions	109,593	44,085	14,663	168,341
Payments/credits	(98,124)	(43,397)	(9,318)	(150,839)
Balance at June 30, 2024	$48,961	$13,189	$14,567	$76,717

License revenue. In February 2023, we entered into the Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue during the first quarter of 2023. We did not have license revenue during the six months ended June 30, 2024.

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $0.6 million and $1.5 million for the three and six months ended June 30, 2024, respectively, as compared to $0.7 million and $1.0 million for the same periods in 2023 attributable to Pharmanovia sales of Sunosi in the out-licensed markets.

Cost of revenue. Cost of revenue was $8.1 million and $14.4 million for the three and six months ended June 30, 2024, respectively, as compared to $4.6 million and $12.2 million for the same periods in 2023. The increases in both comparable periods were in line with the increase in sales of Auvelity and Sunosi. Cost of revenue for the six months ended June 30, 2023 includes $5.0 million in-license revenue sharing expense related to the Pharmanovia License Agreement.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Solriamfetol	$15,633	$2,185	$24,197	$4,586
AXS-05	15,763	8,352	29,288	15,003
AXS-07	3,973	1,126	6,945	3,105
AXS-12	3,078	2,651	5,124	4,861
AXS-14	3,761	1,638	6,370	2,698
Other research and development (*)	2,573	1,391	5,119	2,469
Stock-based compensation	5,072	3,238	9,640	5,652
Total research and development expenses	$49,853	$20,581	$86,683	$38,374

(*) Other research and development expenses primarily consist of costs related to other product candidates, facilities and overhead costs

Research and development expenses increased by $29.3 million and $48.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases in both comparable periods were primarily related to the Phase 3 trials for additional indications, including studies in ADHD, MDD, and BED, for solriamfetol, the advancement of ongoing Phase 3 trials of AXS-05 and AXS-12, higher manufacturing costs for AXS-07 and AXS-14, and higher personnel costs due to organizational growth. We expect research and development costs to stabilize as we continue to conduct non-clinical and pre-clinical testing, conduct ongoing and planned clinical trials, and manufacture drug products in anticipation of FDA approvals for the further development of our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses were $103.6 million and $202.5 million for the three and six months ended June 30, 2024, respectively, as compared to $78.9 million and $153.1 million for the same periods in 2023. The increases in both comparable periods were primarily related to greater commercial activities for Auvelity and Sunosi, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase slightly as we expand marketing, promotional, and advertising costs for Auvelity, Sunosi, and anticipated product launches as we continue to educate physicians and expand market access.

Loss in Fair Value of Contingent Consideration. The loss positions of $2.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively, as compared to the loss positions of $6.0 million and $5.9 million for the same periods in 2023, respectively, are related to changes in significant assumptions, including future sales estimates and changes in significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended June 30, 2024 and 2023, and $3.2 million for both the six months ended June 30, 2024 and 2023.

Interest expense, net. Interest expense, net, was $1.3 million and $2.4 million for the three and six months ended June 30, 2024, respectively, as compared to $2.7 million and $5.0 million for the same periods in 2023. The decreases in both comparable periods were mainly due to greater interest income on higher cash balances, which partially offset the interest expense, issuance costs, and fees related to the Loan Agreement (as defined below) with Hercules (as defined below).

Income tax expense. We did not record an income tax expense for the three and six months ended June 30, 2024 due to losses incurred in all jurisdictions during the quarter from which we do not benefit due to the full valuation allowance position against our deferred tax assets. We recorded a tax benefit of $0.6 million for the three months ended June 30, 2023 and tax expense of $2.0 million for the six months ended June 30, 2023 due to income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

Net loss. Net loss was $79.3 million and $147.7 million for the three and six months ended June 30, 2024, respectively, as compared to $67.2 million and $78.4 million for the same periods in 2023. The increases in both comparable periods are primarily due to higher research and development spend from pre-clinical and ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Sunosi and Auvelity, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense. Additionally, the increase in net loss for the six months ended June 30, 2024, in comparison to the same period in 2023, was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023.

Liquidity and Capital Resources

Since our inception through June 30, 2024, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

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

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement, pursuant to which we may sell up to $200 million in shares of our common stock from time to time through Leerink, acting as our sales agent, in one or more at-the-market offerings utilizing the 2019 Shelf Registration Statement. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement. The March 2022 Sales Agreement supersedes the December 2019 Sales Agreement, by and between us and Leerink. We exhausted sales of shares of our common stock under our prior at-the-market offering program.

In August 2022, we filed a prospectus supplement to the 2019 Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250 million in shares of our common stock. Leerink is entitled to receive a commission of up to 3.0% of the gross proceeds for any shares sold under the March 2022 Sales Agreement.

In December 2022, in connection with the 2022 Shelf Registration Statement, we filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired 2019 Shelf Registration Statement. The new sales agreement prospectus covered the issuance and sale by us of up to the same $250 million of our common stock that may be issued and sold from time to time through Leerink, as the sales agent, under the March 2022 Sales Agreement.

Under the March 2022 Sales Agreement, for the three months ended June 30, 2024, we received approximately $11.3 million in gross proceeds through the sale of 148,875 shares, of which net proceeds were approximately $11.0 million. We did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024. We also did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

In January 2023, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment, with Hercules. The Third Amendment increases the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. The Company drew down upon Tranche 1C of the 2020 Term Loan (as defined below), and as of June 30, 2024, the Company had approximately $180 million outstanding and $170 million remaining under the 2020 Term Loan. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” section below for more information.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(83,577)	$(61,170)
Investing activities	(150)	(204)
Financing activities	13,191	297,645
Net increase (decrease) in cash	$(70,536)	$236,271

Operating Activities. Cash used in operating activities for the six months ended June 30, 2024 was $83.6 million, as compared to $61.2 million for the six months ended June 30, 2023. The increase of $22.4 million was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023 and cash used in commercial and clinical activities in 2024, which were partially offset by higher net product revenues from Auvelity and Sunosi in 2024.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 was $150 thousand, as compared to $204 thousand for the six months ended June 30, 2023. Our investing activities for both comparable periods primarily relate to purchases of equipment in connection to commercial and clinical activities.

Financing Activities. Cash provided by financing activities was $13.2 million for the six months ended June 30, 2024, which included net proceeds of $11.0 million from issuance of common stock for financing purposes as well as proceeds of $9.2 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $6.7 million. Cash provided by financing activities was $297.6 million for the six months ended June 30, 2023, which included net proceeds related to the June 2023 Public Offering of $211.3 million, net proceeds of $83.6 million related to drawing upon tranches of the 2020 Term Loan, and proceeds from the issuance of common stock upon exercise of employee stock options of $7.0 million, which was partially offset by payment of contingent consideration and tax withholdings on stock awards, for a total of $4.2 million.

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

Employees and Human Capital Management

As of July 29, 2024, we had 589 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $315.7 million and $386.2 million as of June 30, 2024 and December 31, 2023, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2024 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2024, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York, or the SDNY District Court, against the Company and certain of its current and former officers and one director, which we refer to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its NDA with the FDA, with respect to one of its product candidates, AXS-07. The named plaintiff sought unspecified damages, fees, interest, and costs. On August 11, 2022, the SDNY District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the SDNY District Court granted defendants’ motion to dismiss the amended complaint.

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs, which defendants opposed. The SDNY District Court re-opened the lead plaintiff appointment process. Thomas Giblin, Paul Berger, and Paul Sutherland moved jointly to be appointed replacement plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, the defendants moved to dismiss the second amended complaint.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva relating to Teva's ANDA for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, or the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the NJ District Court. On February 26, 2024, the NJ District Court consolidated the actions. Fact discovery is currently scheduled to close on February 7, 2025 in the consolidated action. On May 28, 2024, we commenced a third patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:24-cv-06489 in the NJ District Court. All actions are currently pending.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant's ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, and July 2, 2024. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511, respectively, all of which are in the NJ District Court. On June 4, 2024, Axsome Malta Ltd. and Axsome Therapeutics, Inc. entered into a settlement agreement with Unichem Laboratories Ltd. under which agreement Unichem Laboratories Ltd. agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. All other actions are currently pending.

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
•
We rely, and expect to continue to rely, on third parties to perform many essential services for our products and product candidates, including services related to our preclinical studies and clinical trials, warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform satisfactorily, including by failing to meet deadlines for the completion of our preclinical studies and clinical trials, or fail to comply with legal and regulatory requirements, our ability to commercialize any of our products will be significantly impacted and we may be subject to regulatory sanctions.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $147.7 million and $78.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $983.3 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Sunosi and Auvelity, we have no other products which have received regulatory approval.

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
•
continue to evaluate, plan for, and potentially submit NDAs for AXS-12 in narcolepsy and AXS-14 in fibromyalgia;
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into the Third Amendment, which amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into the Fourth Amendment, which increased the amount of cash that could be held by Axsome Malta Ltd., or the Malta Subsidiary, outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, increasing the amount of cash that could be held by the Malta Subsidiary outside of the United States until December 31, 2023.

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

Although our business has not been materially impacted by these geopolitical issues, or the U.S. domestic political climate, to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which conflicts may impact our business. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Although we submitted NDAs to the FDA for Auvelity (which was approved) and for AXS-07 for the acute treatment of migraines (which received a CRL and has now been resubmitted), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

Our future growth may depend on our ability to identify and develop product candidates, and if we do not successfully identify and develop product candidates or integrate them into our operations, we may have limited growth opportunities.

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

For instance, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Likewise, we received a CRL from the FDA relating to the Company’s AXS-07 portfolio product in 2022 (we have since resubmitted the NDA for AXS-07). We have limited resources to identify and execute the development of products. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we have and/or intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05 and AXS-07. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted NDAs for AXS-05 and AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of these product candidates.

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

The regulatory approval timelines and processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.

The timeline for review and time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. The timeline for regulatory approval can be affected by a variety of factors, including budget and funding levels, agency staffing, and statutory, regulatory, and policy changes. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, vary among jurisdictions, and/or require us to amend our clinical trial protocols or conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. To date, we have submitted two NDAs to the FDA and have obtained regulatory approval for one of our product candidates, Auvelity. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals or uncertainty in the timing of regulatory action could materially adversely impact our development efforts and affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely, and expect to continue to rely, on third parties to perform many essential services for our products and product candidates, including services related to our preclinical studies and clinical trials, warehousing and inventory control, distribution, government price reporting, customer service, and adverse event reporting. If these third parties fail to perform satisfactorily, including by failing to meet deadlines for the completion of our preclinical studies and clinical trials, or fail to comply with legal and regulatory requirements, our ability to commercialize any of our products will be significantly impacted and we may be subject to regulatory sanctions.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for Sunosi expired on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication expiring on June 17, 2026. For Auvelity, the New Product Exclusivity expires on August 18, 2025. Neither of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings or that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay. Such a generic launch could materially impact our commercial success.

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

It is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the ACA and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. In addition, there is a great degree of uncertainty regarding how recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. ___ (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. ___ (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future.

While the full effect that the ACA may have on our business continues to evolve, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act of 2022, or the IRA, was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

As of July 29, 2024, we had 589 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of July 29, 2024, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of July 29, 2024, we have outstanding 48,000,205 shares of common stock and 10,021,978 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 40,407,846 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed, or will soon file, one or more registration statements on Form S‑8 registering the issuance of an aggregate of 15,600,010 shares of common stock subject to options or other equity awards issued or reserved for issuance under our 2015 Omnibus Incentive Compensation Plan and 1,100,000 shares of common stock reserved for issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

ITEM 5. OTHER INFORMATION.

During the second quarter of 2024, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Jacobson	Chief Operating Officer	May 10, 2024(2)	February 13, 2025	Up to 80,575 shares of common stock pursuant to the exercise of non-qualified stock options

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

Terminated

Name	Title	Date of Termination of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Jacobson	Chief Operating Officer	May 10, 2024(2)	December 29, 2024	Up to 86,094 shares of common stock pursuant to the exercise of non-qualified stock options immediately prior to the 10-year expiration dates of such options in 2024(3)

(1) Date of termination of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2) The date of adoption of this Rule 10b5-1 trading arrangement was August 15, 2023. The first trade pursuant to the Rule 10b5-1 trading arrangement was, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3) Prior to its termination, 38,355 shares of common stock pursuant to the exercise of non-qualified stock options were sold pursuant to this Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: August 5, 2024	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)