Form 10-Q
period 2024-09-30
Axsome Therapeutics, Inc.
filed 2024-11-12
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 48,462,376 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 5, 2024.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,341	$386,193
Accounts receivables, net	124,096	94,820
Inventories, net	14,265	15,135
Prepaid and other current assets	13,411	8,115
Total current assets	479,113	504,263
Equipment, net	683	846
Right-of-use asset - operating lease	5,730	6,772
Goodwill	12,042	12,042
Intangible asset, net	48,501	53,286
Non-current inventory and other assets	15,389	11,027
Total assets	$561,458	$588,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,253	$40,679
Accrued expenses and other current liabilities	122,176	90,501
Operating lease liability, current portion	1,627	1,267
Contingent consideration, current	8,131	6,407
Total current liabilities	196,187	138,854
Contingent consideration, non-current	82,980	73,300
Loan payable, long-term	180,002	178,070
Operating lease liability, long-term	6,440	7,035
Finance lease liability, long-term	2,951	—
Total liabilities	468,560	397,259
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 48,436,108 and 47,351,363 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	5	5
Additional paid-in capital	1,140,768	1,026,543
Accumulated deficit	(1,047,875)	(835,571)
Total stockholders’ equity	92,898	190,977
Total liabilities and stockholders’ equity	$561,458	$588,236

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$103,736	$57,127	$264,352	$131,713
License revenue	—	—	—	65,735
Royalty revenue	1,026	667	2,575	1,622
Total revenues	104,762	57,794	266,927	199,070
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	8,437	6,532	22,789	18,687
Research and development	45,388	28,767	132,071	67,141
Selling, general and administrative	95,564	83,188	298,088	236,314
Loss (Gain) in fair value of contingent consideration	16,391	(180)	17,139	5,711
Intangible asset amortization	1,606	1,607	4,785	4,768
Total operating expenses	167,386	119,914	474,872	332,621
Loss from operations	(62,624)	(62,120)	(207,945)	(133,551)
Interest expense, net	(1,978)	(757)	(4,359)	(5,751)
Loss before income taxes	(64,602)	(62,877)	(212,304)	(139,302)
Income tax benefit (expense)	—	678	—	(1,285)
Net loss	$(64,602)	$(62,199)	$(212,304)	$(140,587)
Net loss per common share, basic and diluted	$(1.34)	$(1.32)	$(4.45)	$(3.14)
Weighted average common shares outstanding, basic and diluted	48,140,519	47,117,196	47,703,508	44,783,380

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	12,943	—	12,943
Issuance of common stock upon exercise of options	28,876	—	387	—	387
Issuance of common stock upon vesting of RSUs	20,973	—	—	—	—
Issuance of warrants upon debt financing	—	—	1,011	—	1,011
Shares tendered for withholding taxes	—	—	(867)	—	(867)
Net loss	—	—	—	(11,218)	(11,218)
Balance at March 31, 2023	43,548,466	4	719,359	(607,551)	111,812
Stock-based compensation	—	—	15,922	—	15,922
Issuance of common stock upon exercise of options	169,998	0	6,570	—	6,570
Issuance of common stock upon vesting of RSUs	8,330	—	—	—	—
Issuance of common stock upon financing	3,000,000	0	211,378	—	211,378
Issuance of warrants upon debt financing	—	—	624	—	624
Shares tendered for withholding taxes	—	—	(333)	—	(333)
Net loss	—	—	—	(67,170)	(67,170)
Balance at June 30, 2023	46,726,794	5	953,520	(674,721)	278,804
Stock-based compensation	—	—	17,237	—	17,237
Issuance of common stock upon exercise of options	131,512	—	4,317	—	4,317
Issuance of common stock upon vesting of RSUs	9,075	—	—	—	—
Issuance of common stock upon financing	450,000	—	31,704	—	31,704
Shares tendered for withholding taxes	—	—	(355)	—	(355)
Net loss	—	—	—	(62,199)	(62,199)
Balance at September 30, 2023	47,317,381	5	1,006,423	(736,920)	269,508
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	5	1,047,959	(903,928)	144,036
Stock-based compensation	—	—	21,709	—	21,709
Issuance of common stock upon exercise of options and under employee stock purchase plan	160,724	—	6,741	—	6,741
Issuance of common stock upon vesting of RSUs	27,404	—	—	—	—
Issuance of common stock upon financing	148,875	—	11,039	—	11,039
Shares tendered for withholding taxes	—	—	(1,328)	—	(1,328)
Net loss	—	—	—	(79,345)	(79,345)
Balance at June 30, 2024	47,801,578	5	1,086,120	(983,273)	102,852
Stock-based compensation	—	—	21,992	—	21,992
Issuance of common stock upon exercise of options	475,830	—	20,290	—	20,290
Issuance of common stock upon vesting of RSUs	10,440	—	—	—	—
Issuance of common stock upon financing	148,260	—	12,839	—	12,839
Shares tendered for withholding taxes	—	—	(473)	—	(473)
Net loss				(64,602)	(64,602)
Balance at September 30, 2024	48,436,108	$5	$1,140,768	$(1,047,875)	$92,898

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(212,304)	$(140,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	63,232	43,705
Amortization of intangible asset	4,785	4,768
Amortization of debt discount	1,932	2,120
Depreciation	403	326
Loss in fair value of contingent consideration	17,139	5,711
Non-cash lease expense	1,042	1,115
Right-of-use asset amortization for finance lease	697	—
Change in operating lease liability	(235)	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,276)	(40,716)
Inventories, net	1,873	(3,268)
Prepaid expenses and other current assets	(5,296)	(4,018)
Non-current inventory and other assets	(169)	601
Accounts payable	23,574	(9,507)
Accrued expenses and other current liabilities	30,395	25,091
Net cash used in operating activities	(102,208)	(114,718)
Cash flows from investing activities
Purchases of equipment	(240)	(575)
Net cash used in investing activities	(240)	(575)
Cash flows from financing activities
Proceeds from draw down of debt	—	85,000
Payment of debt issuance costs	—	(2,297)
Payments on principal portion of finance lease obligation	(660)	—
Proceeds from issuance of common stock upon financing	24,365	258,750
Cash paid for common stock issuance costs	(487)	(15,668)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	29,532	11,274
Payment of contingent consideration	(5,735)	(4,489)
Payments of tax withholdings on stock awards	(3,419)	(1,555)
Net cash provided by financing activities	43,596	331,015
Net (decrease) increase in cash	(58,852)	215,722
Cash at beginning of period	386,193	200,842
Cash at end of period	$327,341	$416,564
Supplemental disclosures of cash flow information:
Interest paid	$14,935	$11,862
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	7,764
Finance lease right-of-use asset obtained in exchange for finance lease liability	4,890	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company leading a new era in the treatment of central nervous system (“CNS”) disorders. The Company delivers scientific breakthroughs by identifying critical gaps in care and develops differentiated products with a focus on novel mechanisms of action that enable meaningful advancements in patient outcomes. Axsome was incorporated on January 12, 2012 in the State of Delaware. The Company’s CNS portfolio includes two approved products - Auvelity® (the components of which are referred to as “AXS-05”) and Sunosi® - both of which are also being developed for further indications, and three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications. The Company refers herein to Auvelity, Sunosi, AXS-07, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

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

The Company announced, in August 2022, FDA approval of Auvelity, and in October 2022, the U.S. commercial availability of Auvelity for the treatment of major depressive disorder in adults.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of September 30, 2024, the Company had an accumulated deficit of $1,047.9 million.

The Company’s primary sources of cash have been proceeds from the sales of Auvelity and Sunosi, the issuance and sale of its common stock in public offerings, and the issuance of debt. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership with third parties. The Company may continue to incur substantial operating losses even as it continues to generate revenues from its products.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. During that time, the Company expects that its expenses will increase primarily due to the commercialization of Auvelity and Sunosi while continuing to further develop the Company's pipeline assets. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells Auvelity and Sunosi in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company's products to retail pharmacies. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. See Note 13. Revenues for a further breakout of product sales, net, for the three and nine months ended September 30, 2024 and 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2024, the balance of cash and cash equivalents was $327.3 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At September 30, 2024, the majority of the Company’s cash was held by two financial institutions and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivables, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of September 30, 2024, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the nine months ended September 30, 2024. The balance of goodwill at September 30, 2024 and December 31, 2023 remains unchanged at $12.0 million.

Intangible Asset

The Company's intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the nine months ended September 30, 2024.

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

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2024, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and subsequently amortized as interest expense in the consolidated statement of operations using the effective interest rate method.

The Company evaluates amendments to its debt instruments in accordance with ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470”) to determine whether the amendment should be accounted for as a modification or an extinguishment. An amendment may be considered modified when the terms of the new debt and original instrument are not “substantially different” (as defined in the debt modification guidance in ASC 470). Amendments that are considered modifications are accounted for prospectively as yield adjustments, based on the revised terms, and lender fees and costs directly incurred with third parties, to the extent material, are recorded as debt discount and amortized to interest expense using the effective interest rate method.

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

Inventory levels are evaluated for amounts that would be sold within one year. If the level of inventory exceeds the estimated amount that would be sold after the next 12 months, the Company classifies the estimate of such inventory as non-current.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the three and nine months ended September 30, 2024, advertising costs were $20.7 million and $75.0 million, respectively. For the three and nine months ended September 30, 2023, advertising costs were $28.1 million and $76.2 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 and has not recorded an income tax benefit for the three and nine months ended September 30, 2024 since it is projecting losses and has incurred year to date losses in all jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2024, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

Stock-Based Compensation

For stock options issued, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The Black-Scholes model takes into account the expected volatility of the Company’s common stock, the risk-free interest rate, the estimated life of the option, the closing market price of the Company’s common stock and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management’s judgment. In addition, the Company accounts for equity award forfeitures as they occur.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2024 and 2023.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

Note 3. Accounts Receivable, net

Accounts receivable, net, consisted of the following:

	September 30, 2024	December 31, 2023
Trade receivables	$138,395	$107,320
Less: Reserves for variable consideration	(14,299)	(12,500)
Accounts receivable, net	$124,096	$94,820

The Company's customers with the largest accounts receivable balances are Cardinal Health, Inc., Cencora, Inc., and McKesson Corporation, which represented approximately 92% of total accounts receivable as of September 30, 2024. For further information, see the section titled “Accounts Receivable, net” in Note 2. Summary of Significant Accounting Policies.

Note 4. Inventory

Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$7,749	$5,534
Work in process	8,192	10,287
Finished goods	8,824	9,643
Total	$24,765	$25,464

There were no material inventory reserves or write downs of any excess and obsolete inventory as of September 30, 2024. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	September 30, 2024	December 31, 2023
Balance sheet classification
Inventories, net	$14,265	$15,135
Non-current inventory and other assets	10,500	10,329
Total	$24,765	$25,464

Note 5. Intangible Asset

The following table provides the Company's carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2023
Finite-lived intangible asset	$63,800	$10,514	$53,286	9-years
Balance at September 30, 2024
Finite-lived intangible asset	$63,800	$15,299	$48,501	8-years

Based on the finite-lived intangible asset recorded as of September 30, 2024, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expenses over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2024	$1,607
2025	6,375
2026	6,375
2027	6,375
2028	6,392
Thereafter	21,377
Total	$48,501

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $8.1 million and non-current contingent consideration liability of $83.0 million in the consolidated balance sheet as of September 30, 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$241,301	$—	$—	$241,301
Liabilities:
Contingent consideration	$—	$—	$91,111	$91,111

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$251,768	$—	$—	$251,768
Liabilities:
Contingent consideration	$—	$—	$79,707	$79,707

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market each reporting period and was remeasured at September 30, 2024. Changes in fair value of the contingent consideration liabilities as of September 30, 2024 are as follows:

Contingent consideration
Balance at December 31, 2023	$79,707
Adjustment to fair value	17,139
Payments	(5,735)
Balance at September 30, 2024 (Level 3)	$91,111

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of September 30, 2024	As of December 31, 2023
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	12.9%	13.2%
		Revenue discount rate	17.8% - 20.8%	16.4% - 19.4%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued research and development	$15,328	$6,503
Accrued compensation	19,367	20,457
Accrued selling, general and administrative	10,831	9,242
Accrued sales discounts, rebates and allowances	68,766	46,713
Accrued royalties	4,536	5,927
Accrued interest	1,575	1,659
Accrued taxes	493	—
Finance lease liability, current	1,280	—
Total	$122,176	$90,501

Note 8. Loan and Security Agreement

Hercules Capital, Inc.

For the purposes of this Note 8, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Loan Agreement (as defined below).

Fifth Amendment to the Loan Agreement

On September 30, 2024, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to its Loan and Security Agreement, dated as of September 25, 2020 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of October 14, 2021, as further amended by the Second Amendment to Loan and Security Agreement, dated as of March 27, 2022, as further amended by the Third Amendment to Loan and Security Agreement, dated as of January 9, 2023, and as further amended by the Waiver and Fourth Amendment to Loan and Security Agreement, dated as of May 8, 2023) (the “Loan Agreement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent, and the other financial institutions or entities party thereto as lenders (collectively, the “Lenders”), with respect to the term loan thereunder (the “2020 Term Loan”).

The Fifth Amendment amended the terms of the Loan Agreement to, among other things: (i) increase the Tranche 3 Commitment from $75.0 to $80.0 million; (ii) extend the availability periods of Tranche 1D to June 15, 2025 and that of Tranche 1E to December 15, 2025, as set forth in greater detail in the Fifth Amendment; (iii) alter the terms of Performance Covenant A, Performance Covenant B, and Performance Covenant C and also add a Performance Covenant D, as set forth in greater detail in the Fifth Amendment; (iv) conditionally waive the requirement that the Company maintain Qualified Cash in an amount greater than or equal to the sum of $30.0 million plus the Qualified Cash A/P Amount at all times during such periods of time that the Company’s Market Capitalization exceeds $1.5 billion; and (v) permit Axsome Malta Ltd. (“Axsome Malta”) to request an Advance from the Lenders up to a certain amount to the extent that the Company may request an Advance in such amount and to increase the amount of Cash that Axsome Malta may hold outside of the United States, as set forth in greater detail in the Fifth Amendment.

Fourth Amendment to the Loan Agreement

On May 8, 2023, the Company entered into the Waiver and Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent, and the Lenders.

The Fourth Amendment increased the amount of cash that could be held by Axsome Malta outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by Axsome Malta prior to the date of the Fourth Amendment. In August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

Third Amendment to the Loan Agreement

On January 9, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent, and the Lenders.

The Third Amendment amended the terms of the Loan Agreement to, among other things:

•
Extend the maturity date to January 1, 2028, unless the Company meets certain revenue targets as described in the Loan Agreement, in which case the Company can extend the maturity date to January 1, 2029;
•
Increase the aggregate principal amount under the Loan Agreement from $300.0 million to $350.0 million;

•
Subject to the terms and conditions in the Loan Agreement, change the term loan advance amounts and availability dates under the Tranche 1 Advance through Tranche 5 Advance, including increasing the Tranche 1 Advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million, and $35.0 million, respectively, changing the Tranche 2 Advance from three sub-tranches of $35.0 million, $35.0 million, and $30.0 million, respectively, to one tranche of $25.0 million, changing the Tranche 3 Advance from two sub-tranches of $15.0 million and $5.0 million, respectively, to one tranche of $75.0 million, and removing the Tranche 4 Advance and Tranche 5 Advance entirely;
•
Revise the interest rate applicable to extensions of credit under the Loan Agreement to equal (a) if the prime rate is greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate is less than 7.00%, 9.70%;
•
Increase the minimum cash requirement of the Company to the sum of $30.0 million plus the Qualified Cash A/P Amount; and
•
Require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance, Tranche 1C Advance, Tranche 1D Advance, Tranche 1E Advance, Tranche 2 Advance, and Tranche 3 Advance.

As of September 30, 2024, the Company had allowed Tranche 2, which totaled $25.0 million, to expire undrawn.

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

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. At the initial closing, there were no applicable financial covenants contained in the Loan Agreement. Effective upon closing of the Fifth Amendment in September 2024, the following limited financial covenants apply:

•
The Company at all times must maintain Qualified Cash in an aggregate amount greater than or equal to $30.0 million plus the Qualified Cash A/P Amount; provided that compliance with such covenant shall be conditionally waived during such periods of time that the Company’s Market Capitalization exceeds $1.5 billion.
•
The Company must meet, beginning June 30, 2023, any of the following conditions: (A) ensure that at all times its market capitalization exceeds $1.0 billion and that it maintains Qualified Cash in an amount not less than 30% of the sum of the outstanding principal amount of the Term Loan Advances plus the Qualified Cash A/P Amount, (B) ensure that at all times that it maintains Qualified Cash in an amount not less than 50% of the sum of the outstanding principal amount of the Term Loan Advances plus the Qualified Cash A/P Amount, or (C) ensure that at all times its market capitalization exceeds $1.5 billion. Alternatively, the Company must, beginning with fiscal quarter ending September 30, 2024, and for each quarter thereafter, achieve T6M Net Product Revenue in an amount equal to at least the amount set forth on Schedule 7.20(b) of the Loan Agreement opposite the last day of each fiscal quarter identified in the table therein, tested on a quarterly basis.

•
Axsome Malta, a company organized under the laws of the Republic of Malta, may request an Advance from the Lenders up to a certain amount to the extent that the Company may request an Advance in such amount, and Axsome Malta may not hold Cash outside of the United States in excess of the sum of $10.0 million and the aggregate outstanding principal amount of Advances drawn by Axsome Malta.
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

In addition, the Company is required to pay certain end of term charges, including (A) an initial end of term charge of $4.45 million and (B) a subsequent end of term charge of (i) 1.10% of the aggregate amount of all Tranche 1A Advances plus (ii) 4.95% of the aggregate amount of all term loan advances (other than Tranche 1A Advances) funded minus (iii) any charges paid by the Borrower to the Lenders related to partial prepayments of the outstanding Secured Obligations. The end of term charges are being accreted into interest expense using the effective interest rate method over the term of the loan.

If certain maturity extension conditions are satisfied, the Company must pay an extension end of term charge equal to 1.00% of the aggregate amount of all Term Loan Advances outstanding as of the date on which the maturity extension conditions are satisfied, in addition to the end of term charges described above.

The Company may, at its option prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the Advance amount prepaid if the prepayment occurs prior to February 1, 2024, (ii) 1.5% of the Advance amount prepaid if the prepayment occurs on or after February 1, 2024 but prior to February 1, 2025, and (iii) 1.0% of the Advance amount prepaid if the prepayment occurs on or after February 1, 2025 but prior to February 1, 2026.

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

The Company also evaluated whether the Fifth Amendment entered into September 2024 represented a debt modification or extinguishment in accordance with ASC 470. As the terms of the Fifth Amendment are not substantially different as compared to that of the Fourth Amendment, the Company treated the amendment as a debt modification.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	September 30, 2024	December 31, 2023
Total outstanding debt	$180,000	$180,000
Add: accreted final payment fee	3,694	2,610
Less: unamortized debt discount, long-term	(3,692)	(4,540)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$180,002	$178,070

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$4,892	$4,890	$14,630	$12,592
Amortization of final payment fee	375	333	1,085	855
Amortization of debt discount related issuance costs and warrants	297	294	847	1,265

Scheduled principal payments on outstanding debt, as of September 30, 2024, are as follows:

2024	$—
2025	—
2026	—
2027	—
2028	180,000
Thereafter	—
Total principal payments outstanding	$180,000

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

In February 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center, which began in April 2023. Based on the Company's past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of September 30, 2024 and September 30, 2023, the remaining lease term for the Company's operating lease was 3.5 years and 4.5 years, respectively, with the discount rate unchanged at 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the nine months ended September 30, 2024, the Company recognized a right-of-use asset and lease liability, both, of $4.9 million in connection to this lease. As of September 30, 2024, right-of-use asset and lease liability related to the finance lease were both $4.2 million, and the weighted average remaining lease term was 3.3 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$583	$583	$1,749	$1,590
Finance lease expense:
Amortization of right-of-use assets	324	—	697	—
Interest on lease liabilities	101	—	222	—

Future minimum lease payments of the Company’s leases as of September 30, 2024 were as follows:

	Operating lease	Finance lease
2024	$245	$415
2025	1,976	1,594
2026	2,521	1,500
2027	2,521	1,037
2028	3,204	339
Thereafter	—	—
Total lease payments	10,467	4,885
Less imputed interest	(2,400)	(655)
Present value of lease liabilities	$8,067	$4,230

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

Under the March 2022 Sales Agreement, for the three months ended September 30, 2024, the Company received approximately $13.1 million in gross proceeds through the sale of 148,260 shares, of which net proceeds were approximately $12.8 million. For the three months ended June 30, 2024, the Company received approximately $11.3 million in gross proceeds through the sale of 148,875 shares, of which net proceeds were approximately $11.0 million under the March 2022 Sales Agreement. The Company did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of September 30, 2024, there were 3,058,009 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of September 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	8,462,294	$41.48
Granted	1,121,896	83.43
Exercised	(664,480)	39.57
Forfeited/Canceled	(465,884)	59.62
Outstanding at September 30, 2024	8,453,826	$46.20	6.7	$369,494
Vested and expected to vest at September 30, 2024	8,453,826	$46.20	6.7	$369,494
Exercisable at September 30, 2024	5,002,481	$33.40	5.5	$282,513

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

The weighted average grant date fair value of options granted was $64.54 per option for the nine months ended September 30, 2024. As of September 30, 2024, there was $160.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $43.4 million, which is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of RSUs lapsed during the nine months ended September 30, 2024 was $8.9 million.

The following table sets forth the RSU activity for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2023	804,150	$41.36
Granted	435,236	76.22
Vested	(247,595)	38.84
Forfeited	(92,514)	51.29
Outstanding at September 30, 2024	899,277	$57.92

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

As of September 30, 2024, 52,368 common shares have been purchased and issued pursuant to the ESPP, and $0.4 million and $1.2 million of expense was recorded for the three and nine months ended September 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$5,868	$4,029	$15,508	$9,681
Selling, general and administrative	15,792	12,339	47,724	34,024
Total	$21,660	$16,368	$63,232	$43,705

Stock-based compensation expense capitalized into inventory totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2023	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at September 30, 2024	79,220	$56.80

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share:
Net loss	$(64,602)	$(62,199)	$(212,304)	$(140,587)
Weighted average common shares outstanding—basic and diluted	48,140,519	47,117,196	47,703,508	44,783,380
Net loss per common share—basic and diluted	$(1.34)	$(1.32)	$(4.45)	$(3.14)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Stock options	8,453,826	8,150,189
Restricted stock units	899,277	798,286
Warrants	79,220	79,220
ESPP	69,761	—
Total	9,502,084	9,027,695

Note 13. Revenues

The Company sells Auvelity and Sunosi in the United States through the Distributors. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023 and royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Product sales, net
Auvelity	$80,378	$37,653	$198,798	$81,045
Sunosi	23,358	19,474	65,554	50,668
Total product sales, net	103,736	57,127	264,352	131,713
Sunosi license revenue	—	—	—	65,735
Sunosi royalty revenue	1,026	667	2,575	1,622
Total revenues	$104,762	$57,794	$266,927	$199,070

The following table presents a summary of total revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Product sales, net
United States	$102,810	$55,781	$261,525	$128,125
Outside of the United States	926	1,346	2,827	3,588
Total product sales, net	103,736	57,127	264,352	131,713
License revenue
Outside of the United States	—	—	—	65,735
Royalty revenue
Outside of the United States	1,026	667	2,575	1,622
Total revenues	$104,762	$57,794	$266,927	$199,070

For the nine months ended September 30, 2024, product sales, net, includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $1.0 million for Auvelity and $0.6 million for Sunosi. For the nine months ended September 30, 2023, product sales, net, includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.8 million for Auvelity and $0.1 million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.0 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively, related to Pharmanovia’s sales of Sunosi. No other development or sales-based milestones were recognized during the nine months ended September 30, 2024 and 2023.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2024 and 2023, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company's Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the nine months ended September 30, 2024 and 2023, the Company recorded royalty expense of $6.0 million and $2.4 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

Note 16. Income Taxes

The table below presents the Company's loss before income taxes and effective tax rates for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(64,602)	$(62,877)	$(212,304)	$(139,302)
Income tax benefit (expense)	—	678	—	(1,285)
Effective tax rate	—%	(1.1)%	—%	0.9%

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

The Company did not record a tax expense for the three and nine months ended September 30, 2024. The Company recorded a tax benefit of $0.7 million for the three months ended September 30, 2023 and a Maltese tax expense of $1.3 million for the nine months ended September 30, 2023 on income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

The Company did not have any unrecognized tax benefits as of September 30, 2024 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $2.4 million and $6.0 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $2.4 million for the three and nine months ended September 30, 2023, respectively, which equal 3.0% of net sales of Auvelity.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the U.S. Securities and Exchange Commission, or SEC, on February 23, 2024.

Overview

We are a biopharmaceutical company leading a new era in the treatment of central nervous system, or CNS, disorders. We deliver scientific breakthroughs by identifying critical gaps in care and develop differentiated products with a focus on novel mechanisms of action that enable meaningful advancements in patient outcomes. Our CNS portfolio includes two approved products - Auvelity® and Sunosi® - both of which are also being developed for further indications, and three not yet approved product candidates, AXS-07, AXS-12, and AXS-14, which are being developed for multiple indications. In May 2022, Axsome Therapeutics, Inc., or Axsome, or the Company, completed the U.S. acquisition of Sunosi from Jazz Pharmaceuticals, or Jazz, and in November 2022, the Company acquired the ex-U.S. assets of Sunosi from Jazz for certain international markets, or, collectively, the Acquisition. Sunosi is a product approved by the U.S. Food and Drug Administration, or the FDA, and marketed in the U.S. to improve wakefulness in adult patients with excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, the Company announced the FDA approval, and in October 2022, the U.S. commercial availability of Auvelity. Auvelity is indicated to the treatment of major depressive disorder in adults.

Commercial Products

1.
Auvelity®. Auvelity (dextromethorphan-bupropion) is a novel, oral, N-methyl-D-aspartate (NMDA) receptor antagonist with multimodal activity indicated to the treatment of major depressive disorder, also known as MDD. Auvelity was developed by the Company and approved by the FDA for the treatment of MDD in August 2022. We commenced the commercial sale of Auvelity in the United States in October 2022.
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

AXS-07 is a novel, oral, rapidly absorbed, multi-mechanistic, investigational medicine under development for the acute treatment of migraine. AXS-07 consists of MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, meloxicam and rizatriptan. We have completed two Phase 3 trials of AXS-07 for the acute treatment of migraine, which we refer to as the MOMENTUM and INTERCEPT trials. AXS-07 achieved the co-primary endpoints in both the MOMENTUM and INTERCEPT trials. We have also completed an open-label, long-term, safety study of AXS-07 in patients with migraine known as the MOVEMENT trial. In the MOVEMENT trial, administration of AXS-07 resulted in rapid, and substantial relief of migraine pain and associated symptoms and was well tolerated with long term dosing. We are currently conducting the EMERGE study, a multicenter, Phase 3, single-group trial evaluating the efficacy and safety of AXS-07 in the acute treatment of migraine in adults with a prior inadequate response to an oral CGRP inhibitor. We submitted a new drug application, or NDA, for AXS-07 in 2021, which was accepted, and received a complete response letter, or CRL, from the FDA in April 2022. The principal reasons given in the CRL relate to chemistry, manufacturing, and controls, or CMC considerations. We resubmitted the NDA for AXS-07 for the acute treatment of migraine to the FDA, which the FDA acknowledged and classified as a Class 2 resubmission, and set a Prescription Drug User Fee Act, or PDUFA, action goal date of January 31, 2025.

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

Solriamfetol is the active ingredient in Sunosi. It is an oral, dual-acting dopamine and norepinephrine reuptake inhibitor and TAAR1 agonist. We are currently conducting four Phase 3, double blind, placebo-controlled, randomized multicenter trials with solriamfetol: one in MDD, which we refer to as the PARADIGM study, and the second in binge eating disorder, or BED, which we refer to as the ENGAGE study, the third in adults with attention-deficit/hyperactivity disorder, which we refer to as the FOCUS study, and the fourth in shift work disorder, or SWD, which we refer to as the SUSTAIN study.

Additionally, we are currently evaluating other product candidates, which we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034, 2040, 2041, and 2043 for AXS-05, to 2038 for AXS-07, and to 2040 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-07, AXS-12, and AXS-14. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to Sunosi. In June 2024, we entered into a settlement agreement with Unichem Laboratories Ltd., or Unichem, resolving patent litigation related to Sunosi that permits Unichem to begin selling its generic version of Sunosi on June 30, 2042, or earlier under certain circumstances. In August 2024, we reached an agreement with Sandoz Inc., or Sandoz, to dismiss the patent litigation related to Sunosi, and as a result, the litigation has been dismissed without prejudice.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities, and the commercial launches of Auvelity and Sunosi. Subsequent to our IPO, we financed our operations primarily through proceeds from sales of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have begun commercial sales of Auvelity and Sunosi, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $212.3 million and $140.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our accumulated deficit as of September 30, 2024 was $1,047.9 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities as we continue the commercialization of our currently marketed products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Year to Date and Recent Developments

AXS-05

In May 2024, we announced the initiation of the ACCORD-2 study, a Phase 3, double-blind, placebo-controlled, randomized withdrawal trial to evaluate the efficacy and safety of AXS-05 in the treatment of AD agitation.

AXS-07

In September 2024, we announced that the FDA acknowledged the resubmission of our NDA for AXS-07 for the acute treatment of migraine. The FDA designated the resubmission as a Class 2 resubmission and set a PDUFA action goal date of January 31, 2025.

AXS-12

In March 2024, we reported positive topline data from the Phase 3 trial of AXS-12 in narcolepsy, which we call the SYMPHONY study.

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

Financial Overview

Revenue

We generated net revenue from product sales of $103.7 million and $57.1 million in the three months ended September 30, 2024 and 2023, respectively, and $264.4 million and $131.7 million in the nine months ended September 30, 2024 and 2023, respectively.

We expect that Auvelity and Sunosi revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may or may not generate revenue in the future.

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

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.0 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2024 and 2023, related to Pharmanovia’s sales of Sunosi.

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

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file a new drug application, or NDA, for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Auvelity and Sunosi or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$103,736	$57,127	$264,352	$131,713
License revenue	—	—	—	65,735
Royalty revenue	1,026	667	2,575	1,622
Total revenues	104,762	57,794	266,927	199,070
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	8,437	6,532	22,789	18,687
Research and development	45,388	28,767	132,071	67,141
Selling, general and administrative	95,564	83,188	298,088	236,314
Loss (Gain) in fair value of contingent consideration	16,391	(180)	17,139	5,711
Intangible asset amortization	1,606	1,607	4,785	4,768
Total operating expenses	167,386	119,914	474,872	332,621
Loss from operations	(62,624)	(62,120)	(207,945)	(133,551)
Interest expense, net	(1,978)	(757)	(4,359)	(5,751)
Loss before income taxes	(64,602)	(62,877)	(212,304)	(139,302)
Income tax benefit (expense)	—	678	—	(1,285)
Net loss	$(64,602)	$(62,199)	$(212,304)	$(140,587)
Net loss per common share, basic and diluted	$(1.34)	$(1.32)	$(4.45)	$(3.14)
Weighted average common shares outstanding, basic and diluted	48,140,519	47,117,196	47,703,508	44,783,380

Product sales, net. Auvelity U.S. net sales were $80.4 million and $198.8 million for the three and nine months ended September 30, 2024, respectively, as compared to $37.7 million and $81.0 million for the same periods in 2023. Sunosi net sales were $23.4 million and $65.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $19.4 million and $50.7 million for the same periods in 2023. The increases in both comparable periods were primarily due to the increase in unit sales volume for both Auvelity and Sunosi.

The following table summarizes the activity of our sales allowance and reserves as of and for the nine months ended September 30, 2024 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2023	$37,492	$12,501	$9,222	$59,215
Provisions	172,040	69,227	26,737	268,004
Payments/credits	(160,825)	(67,429)	(15,902)	(244,156)
Balance at September 30, 2024	$48,707	$14,299	$20,057	$83,063

License revenue. In February 2023, we entered into the Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue during the first quarter of 2023. We did not have license revenue during the nine months ended September 30, 2024.

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $1.0 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.7 million and $1.6 million for the same periods in 2023 attributable to Pharmanovia sales of Sunosi in the out-licensed markets.

Cost of revenue. Cost of revenue was $8.4 million and $22.8 million for the three and nine months ended September 30, 2024, respectively, as compared to $6.5 million and $18.7 million for the same periods in 2023. The increases in both comparable periods were in line with the increase in sales of Auvelity and Sunosi. Cost of revenue for the nine months ended September 30, 2023 includes $5.0 million in-license revenue sharing expense related to the Pharmanovia License Agreement.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Solriamfetol	$13,711	$7,317	$37,908	$11,903
AXS-05	14,802	8,964	44,090	23,967
AXS-07	2,512	1,764	9,457	4,869
AXS-12	1,911	2,503	7,035	7,364
AXS-14	3,516	2,364	9,886	5,062
Other research and development (*)	3,067	1,826	8,186	4,295
Stock-based compensation	5,869	4,029	15,509	9,681
Total research and development expenses	$45,388	$28,767	$132,071	$67,141

(*) Other research and development expenses primarily consist of costs related to other product candidates, facilities and overhead costs

Research and development expenses increased by $16.6 million and $65.0 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases in both comparable periods were primarily related to the Phase 3 trials for additional indications, including studies in ADHD, MDD, BED, and SWD, for solriamfetol, the advancement of ongoing Phase 3 trials of AXS-05 and AXS-12, higher manufacturing costs for AXS-07 and AXS-14, and higher personnel costs due to organizational growth. We expect research and development costs to stabilize at current levels as existing trials near completion while new trials are initiated.

Selling, general and administrative. Selling, general and administrative expenses were $95.6 million and $298.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $83.2 million and $236.3 million for the same periods in 2023. The increases in both comparable periods were primarily related to greater commercial activities for Auvelity and Sunosi, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising costs for Auvelity, Sunosi, and potential future product launches.

Loss in Fair Value of Contingent Consideration. The loss positions of $16.4 million and $17.1 million for the three and nine months ended September 30, 2024, respectively, as compared to a gain position of $0.2 million and a loss position of $5.7 million for the same periods in 2023, respectively, are related to changes in significant unobservable inputs, including discount rates, and significant assumptions, including future sales estimates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended September 30, 2024 and 2023, and $4.8 million for both the nine months ended September 30, 2024 and 2023.

Interest expense, net. Interest expense, net, was $2.0 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.8 million and $5.8 million for the same periods in 2023. The increase in the three months ended comparable period was mainly due to less interest income on lower cash balances. The decrease in the nine months ended comparable period was mainly due to greater interest income on higher cash balances, which partially offset the interest expense, issuance costs, and fees related to the Loan Agreement.

Income tax expense. We did not record an income tax expense for the three and nine months ended September 30, 2024 due to losses incurred in all jurisdictions during the quarter from which we do not benefit due to the full valuation allowance position against our deferred tax assets. We recorded a tax benefit of $0.7 million for the three months ended September 30, 2023 and tax expense of $1.3 million for the nine months ended September 30, 2023 due to income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

Net loss. Net loss was $64.6 million and $212.3 million for the three and nine months ended September 30, 2024, respectively, as compared to $62.2 million and $140.6 million for the same periods in 2023. The increases in both comparable periods are primarily due to higher research and development spend from pre-clinical and ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Auvelity and Sunosi, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense. Additionally, the increase in net loss for the nine months ended September 30, 2024, in comparison to the same period in 2023, was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023.

Liquidity and Capital Resources

Since our inception through September 30, 2024, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

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

Under the March 2022 Sales Agreement, for the nine months ended September 30, 2024, we received approximately $24.4 million in gross proceeds through the sale of 297,135 shares, of which net proceeds were approximately $23.9 million. We did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024. We also did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

In January 2023, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment, with Hercules. The Third Amendment increased the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. In September 2024, we entered into a Fifth Amendment to the Loan Agreement, or the Fifth Amendment, with Hercules. The Fifth Amendment amended the terms of the Loan Agreement to, among other things: (i) increase the size of the aggregate principal amount under tranche 3 of the 2020 Term Loan (as defined below) from $75.0 to $80.0 million; (ii) extend the availability periods of certain tranches of the 2020 Term Loan; (iii) alter the terms of the performance covenants contained in the Loan Agreement and also add a new performance covenant; (iv) conditionally waive the minimum cash requirement during such periods of time that Axsome’s market capitalization exceeds $1.5 billion; and (v) permit Axsome Malta Ltd., or the Malta Subsidiary, to request an advance from the Lenders (as defined in the Loan Agreement) up to a certain amount to the extent that Axsome may request an advance in such amount and to increase the amount of cash that the Malta Subsidiary may hold outside of the United States, as set forth in greater detail in the Fifth Amendment. The Company drew down upon tranche 1C of the 2020 Term Loan, and as of September 30, 2024, the Company had approximately $180 million outstanding and $150 million remaining under the 2020 Term Loan. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” and “Contractual Obligations and Commitments – September 2024 Fifth Amendment to the Loan and Security Agreement – Hercules” sections below for more information.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(102,208)	$(114,718)
Investing activities	(240)	(575)
Financing activities	43,596	331,015
Net increase (decrease) in cash	$(58,852)	$215,722

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2024 was $102.2 million, as compared to $114.7 million for the nine months ended September 30, 2023. The decrease of $12.5 million was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023 and higher net product revenues from Auvelity and Sunosi in 2024, which were offset by an increase in cash used in commercial and clinical activities in 2024.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024 was $240 thousand, as compared to $575 thousand for the nine months ended September 30, 2023. Our investing activities for both comparable periods primarily relate to purchases of equipment in connection to commercial and clinical activities.

Financing Activities. Cash provided by financing activities was $43.6 million for the nine months ended September 30, 2024, which included net proceeds of $23.9 million from issuance of common stock for financing purposes as well as proceeds of $29.5 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $9.2 million. Cash provided by financing activities was $331.0 million for the nine months ended September 30, 2023, which included net proceeds related to the June 2023 public offering of $211.3 million and additional net proceeds of $31.7 million as the underwriters fully exercised their option to purchase additional shares, net proceeds of $82.7 million related to drawing upon tranches of the Loan Agreement with Hercules, and proceeds of $11.2 million from the issuance of common stock upon the exercise of employee stock options, offset by payments of contingent consideration and tax withholdings on stock awards of a total of $6.0 million.

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

Loan and Security Agreement with Hercules Capital, Inc.

Capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Loan Agreement.

September 2024 Fifth Amendment to the Loan and Security Agreement

On September 30, 2024, we entered into the Fifth Amendment. The Fifth Amendment amended the terms of the Loan Agreement to, among other things: (i) increase the Tranche 3 Commitment from $75.0 to $80.0 million; (ii) extend the availability periods of Tranche 1D to June 15, 2025 and that of Tranche 1E to December 15, 2025, as set forth in greater detail in the Fifth Amendment; (iii) alter the terms of Performance Covenant A, Performance Covenant B, and Performance Covenant C and also add a Performance Covenant D, as set forth in greater detail in the Fifth Amendment; (iv) conditionally waive the requirement that the Company maintain Qualified Cash in an amount greater than or equal to the sum of $30.0 million plus the Qualified Cash A/P Amount at all times during such periods of time that the Company’s Market Capitalization exceeds $1.5 billion; and (v) permit the Malta Subsidiary, to request an Advance from the Lenders up to a certain amount to the extent that the Company may request an Advance in such amount and to increase the amount of Cash that the Malta Subsidiary may hold outside of the United States, as set forth in greater detail in the Fifth Amendment.

May 2023 Fourth Amendment to the Loan and Security Agreement

On May 8, 2023, we entered into the Waiver and Fourth Amendment to the Loan Agreement, or the Fourth Amendment, with Hercules, in its capacity as administrative agent and collateral agent, and the Lenders. The Fourth Amendment increased the amount of Cash that could be held by the Malta Subsidiary outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter. The Fourth Amendment also waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, permitting the Malta Subsidiary to hold up to $12.5 million in Cash outside of the United States until December 31, 2023.

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
•
Subject to the terms and conditions in the Loan Agreement, change the term loan advance amounts and availability dates under the Tranche 1 Advance through Tranche 5 Advance, including increasing the Tranche 1 Advance from one tranche of $95.0 million to five sub-tranches of $95.0 million, $55.0 million, $30.0 million, $35.0 million, and $35.0 million, respectively, changing the Tranche 2 Advance from three sub-tranches of $35.0 million, $35.0 million, and $30.0 million, respectively, to one tranche of $25.0 million, changing the Tranche 3 Advance from two sub-tranches of $15.0 million and $5.0 million, respectively, to one tranche of $75.0 million, and removing the Tranche 4 Advance and Tranche 5 Advance entirely;
•
Revise the interest rate applicable to extensions of credit under the Loan Agreement to equal (a) if the prime rate is greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate is less than 7.00%, 9.70%;
•
Increase the minimum cash requirement of the Company to the sum of $30.0 million plus the Qualified Cash A/P Amount; and
•
Require the Company to pay a facility fee equal to 0.75% of the amount of principal actually funded pursuant to the Tranche 1B Advance, Tranche 1C Advance, Tranche 1D Advance, Tranche 1E Advance, Tranche 2 Advance, and Tranche 3 Advance.

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

Employees and Human Capital Management

As of November 5, 2024, we had 607 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $327.3 million and $386.2 million as of September 30, 2024 and December 31, 2023, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2024 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2024, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva Pharmaceuticals, Inc., or Teva, relating to Teva’s Abbreviated New Drug Application, or ANDA, for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, or the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the NJ District Court. On February 26, 2024, the NJ District Court consolidated the actions. Fact discovery is currently scheduled to close on February 7, 2025 in the consolidated action. On May 28, 2024, we commenced a third patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:24-cv-06489 in the NJ District Court. On September 30, 2024, we commenced a fourth patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2-24-cv-09535 in the NJ District Court. All actions are currently pending.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant's ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, and September 16, 2024. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd.No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209, respectively, all of which are in the NJ District Court. On June 4, 2024, Axsome and the Malta Subsidiary entered into a settlement agreement with Unichem under which agreement Unichem agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. On August 21, 2024, Axsome and the Malta Subsidiary reached an agreement to dismiss the actions pending against Sandoz. All other actions are currently pending. On September 25, 2024, Hikma Pharmaceuticals USA, Inc. filed a petition for Inter Partes Review of U.S. Patent No. 11,560,354 before the United States Patent and Trademark Office’s Patent Trial and Appeal Board. That petition is captioned Hikma Pharmaceuticals USA Inc. f/k/a West-Ward Pharmaceuticals Corp. v. Axsome Malta Ltd. IPR2024-01418.

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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $212.3 million and $140.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1,047.9 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. Apart from Auvelity and Sunosi, we have no other products which have received regulatory approval.

We expect to continue to incur substantial expenses and operating losses, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Auvelity, Sunosi, and any other product candidate which may be approved or which we may in-license. We anticipate that our expenses will increase substantially as we:

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
•
continue to expand commercial sales of Auvelity and Sunosi;
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

In September 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, for a term loan, which we refer to as the 2020 Term Loan, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a lien on substantially all of our assets, including intellectual property. In October 2021, we entered into a First Amendment to the Loan Agreement to, among other things, increase the size of the 2020 Term Loan. In March 2022, we entered into a Second Amendment to the Loan Agreement that, among other things, changed the terms of the Term Loan Advances (as defined in the Loan Agreement) upon the consummation of the Acquisition (as defined in the Loan Agreement). In January 2023, we entered into the Third Amendment, which amended the terms of the Loan Agreement to, among other things, increase the size of the aggregate principal amount under the 2020 Term Loan from $300.0 million to $350.0 million, reduce the interest rate, and extend the maturity and interest-only period of the Loan Agreement. In May 2023, we entered into the Fourth Amendment, which increased the amount of cash that could be held by the Malta Subsidiary outside of the United States and waived any purported default with respect to the amount of cash held by the Malta Subsidiary prior to the date of the Fourth Amendment. In August 2023, Hercules granted Axsome a waiver to the Fourth Amendment, increasing the amount of cash that could be held by the Malta Subsidiary outside of the United States until December 31, 2023. In September 30, 2024, we entered into the Fifth Amendment, which amended the terms of the Loan Agreement to, among other things: (i) increase the size of the aggregate principal amount under tranche 3 of the 2020 Term Loan from $75.0 to $80.0 million; (ii) extend the availability periods of certain tranches of the 2020 Term Loan; (iii) alter the terms of the performance covenants contained in the Loan Agreement and also add a new performance covenant; (iv) conditionally waive the minimum cash requirement during such periods of time that Axsome’s market capitalization exceeds $1.5 billion; and (v) permit the Malta Subsidiary to request an advance from the Lenders up to a certain amount to the extent that Axsome may request an advance in such amount and to increase the amount of cash that the Malta Subsidiary may hold outside of the United States, as set forth in greater detail in the Fifth Amendment.

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

We are a commercial-stage company. Prior to our commercialization of Auvelity and Sunosi in 2022, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical tensions.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and it is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel, resulting in a further widening of the conflict. The intensity and duration of Israel’s current wars are difficult to predict as are such wars’ implications for the global economy.

Furthermore, because of current geopolitical tensions, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as a bill titled the BIOSECURE Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation until January 1, 2032. The BIOSECURE Act must also pass the U.S. Senate before going to President Biden for either his veto or signature, and it is uncertain whether the bill will be brought to the floor for a vote by the U.S. Senate before the current legislative session expires on January 3, 2025. Any additional executive orders or legislative action regarding or potential sanctions on China could materially impact our current manufacturing partners.

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

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the United States. Any actions taken by the new U.S. administration may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

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

We currently have two products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business, including our ability to generate revenue, depends entirely on the successful commercialization of Auvelity and Sunosi and the successful development and commercialization of our product candidates and/or future in-licensing activities, which may never occur. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our products within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our products may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future products. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our products.

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

We are exposed to market risk from fluctuations in currency exchange rates and interest rates.

We operate in multiple jurisdictions, and virtually all sales are denominated in currencies of the local jurisdiction. Additionally, we have entered and may enter into business development transactions, borrowings, or other financial transactions that may give rise to currency and interest rate exposure.

Since we cannot, with certainty, foresee and mitigate against such adverse changes, fluctuations in currency exchange rates, interest rates, and inflation could negatively affect our business, cash flow, results of operations, financial condition, and prospects.

In order to mitigate against the adverse impact of these market fluctuations, we may from time to time enter into hedging agreements. While hedging agreements, such as currency options and forwards and interest rate swaps, may limit some of the exposure to exchange rate and interest rate fluctuations, such attempts to mitigate these risks may be costly and not always successful.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products vary widely from country to country. Current and future legislation and/or administrative action may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. For example, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program,” which may impact our reimbursement and rebate strategy. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more of our products or product candidates. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Regulatory authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low-cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act, or DSCSA, imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating it would permit certain exemptions and exclusions, and enforcement discretion on certain aspects due to the COVID-19 pandemic, although this situation may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

We are subject to a variety of U.S. and international laws and regulations.

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the Foreign Corrupt Practices Act of 1977 or other anti-bribery and corruption laws; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing data privacy regulations and enforcement, particularly in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

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

As of November 5, 2024, we had 607 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of November 5, 2024, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of November 5, 2024, we have outstanding 48,462,376 shares of common stock and 9,566,082 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 40,870,017 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss, NOL, carryforwards of approximately $549.9 million and foreign NOL carryforwards of $0.7 million. U.S. federal net operating loss carry forwards amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the U.S. federal net operating losses of approximately $490.1 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with our other public and private Capital Raises, and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. In the event a change of ownership occurs, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

ITEM 5. OTHER INFORMATION.

During the third quarter of 2024, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Nick Pizzie	Chief Financial Officer	September 13, 2024(2)	August 13, 2025	Up to 15,000 shares of common stock pursuant to the exercise of non-qualified stock options

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

10.1**##

Fifth Amendment to Hercules Loan and Security Agreement, dated September 30, 2024, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

10.2**	Axsome Therapeutics, Inc. Form of Stock Option Agreement pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

10.3**	Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Non-Executives) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

10.4**	Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Executives and Non-Employee Directors) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**Filed herewith.

## The exhibits and schedules to and certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K as they contain information that is both not material and of the type that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit, including any exhibit or schedule hereto, to the SEC upon its request; however, the registrant may request confidential treatment of such unredacted copy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: November 12, 2024	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)