Form 10-K
period 2024-12-31
Axsome Therapeutics, Inc.
filed 2025-02-18
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $3.2 billion as of June 30, 2024, based on the closing sale price of such stock as reported on The Nasdaq Global Market.

There were 48,765,403 shares of the registrant’s common stock outstanding as of February 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company dedicated to the development and delivery of transformative medicines for people impacted by central nervous system, or CNS, conditions. We deliver scientific breakthroughs by identifying critical gaps in care and develop differentiated products with a focus on novel mechanisms of action that enable meaningful advancements in patient outcomes. Together, we are on a mission to solve some of the brain’s biggest problems so patients and their loved ones can flourish.

Our Pipeline

Our pipeline consists of three commercial products for major depressive disorder, or MDD, and excessive daytime sleepiness, or EDS, associated with narcolepsy and obstructive sleep apnea, our recently FDA-approved product for the acute treatment of migraine, as well as multiple innovative, late-stage, patent-protected product candidates addressing a broad range of serious neurological and psychiatric conditions that collectively impact over 150 million people in the United States. We are leveraging our deep expertise and experience in neuroscience to maximize the potential of our approved products for additional CNS conditions, as well as advance our novel product candidates that we believe may offer distinct advantages over currently available therapies.

Commercial Products

1.

Auvelity®. Auvelity (dextromethorphan-bupropion) is a novel, oral, N-methyl-D-aspartate (NMDA) receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor indicated for the treatment of MDD in adults. Auvelity was developed by the Company and approved by the U.S. Food and Drug Administration, or FDA, for the treatment of MDD in adults in August 2022. We initiated the commercial launch of Auvelity in the United States in October 2022. We refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as AXS-05. As used in this report, “Auvelity” refers to AXS-05 approved by the FDA for the treatment of MDD in adults, and “AXS-05” refers to AXS-05 in development programs for the treatment of indications beyond MDD in adults.

2.

Sunosi®. Sunosi (solriamfetol) is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist indicated for the treatment of EDS in patients with narcolepsy or obstructive sleep apnea, or OSA. Sunosi was approved for the treatment of EDS in the United States in 2019 and by the European Commission in 2022. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and the ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of Sunosi herein as the Acquisition. In February 2023, we entered into a licensing agreement, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, that granted to Pharmanovia the exclusive right to market Sunosi in Europe and certain countries in the Middle East and North Africa, referred to as the Licensed Territory. As used in this report, “Sunosi” refers to solriamfetol approved for the treatment of EDS in patients with narcolepsy or OSA, and “solriamfetol” refers to solriamfetol in development programs for the treatment of indications beyond EDS in patients with narcolepsy or OSA.

3.

Symbravo®. Symbravo (MoSEICTM meloxicam rizatriptan), or AXS-07, is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist indicated for the acute treatment of migraine with or without aura. Symbravo was developed by the Company and approved by the FDA for the acute treatment of migraine with or without aura in adults in January 2025.

Development Programs

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for the treatment of Alzheimer’s disease agitation, or AD agitation, and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. AXS-05 has been granted FDA Breakthrough Therapy designation for AD agitation. In December 2024, we announced the successful completion of our Phase 3 clinical program of AXS-05 in AD agitation, which consists of the ADVANCE-1 Phase 2/3 trial, ADVANCE-2 Phase 3 trial, ACCORD-1 Phase 3 trial, and ACCORD-2 Phase 3 trial evaluating the efficacy and safety of AXS-05 in patients with AD agitation, as well as an open-label extension trial evaluating the long-term safety of AXS-05. A positive Phase 2 trial of AXS-05 in smoking cessation has been completed under a research collaboration with Duke University.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. AXS-12 has been granted FDA Orphan Drug Designation for narcolepsy. Our clinical program for AXS-12 in narcolepsy includes our completed positive CONCERT Phase 2 trial and SYMPHONY Phase 3 trial evaluating the efficacy and safety of AXS-12 compared to placebo, as well as our completed positive ENCORE Phase 3 trial evaluating the long-term efficacy and safety of AXS-12 in patients with narcolepsy with cataplexy.

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have in-licensed data from Pfizer Inc., or Pfizer, which includes a completed positive Phase 2 and Phase 3 trial in fibromyalgia.

Solriamfetol is an oral, DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder, or ADHD, major depressive disorder, or MDD, binge eating disorder, or BED, and excessive sleepiness associated with shift work disorder, or SWD. We are currently conducting four Phase 3, randomized, double-blind, placebo-controlled, multicenter trials evaluating the efficacy and safety of solriamfetol in each of these indications, including the FOCUS study in ADHD, the PARADIGM study in MDD, the ENGAGE study in BED, and the SUSTAIN study in SWD.

Additionally, we are currently evaluating other product candidates that we intend to develop for CNS disorders. We aim to become a fully integrated biopharmaceutical company that develops and commercializes differentiated therapies that increase available treatment options and improve the lives of patients living with CNS disorders.

Our product candidates are protected by a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034, 2040, 2041, and 2043 for AXS-05 and to 2039 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-12, and AXS-14. Our issued U.S. and foreign patents for Symbravo include claims extending out to 2040. Our Orange Book listed patents in the United States for Sunosi extend out to 2042. We also have patents in various other countries pertaining to Sunosi. In June 2024, we entered into a settlement agreement with Unichem Laboratories Ltd., or Unichem, resolving patent litigation related to Sunosi that permits Unichem to begin selling its generic version of Sunosi on June 30, 2042, or earlier under certain circumstances. In August 2024, we reached an agreement with Sandoz Inc., or Sandoz, to dismiss the patent litigation related to Sunosi following Sandoz’s withdrawal of its Abbreviated New Drug Application, or ANDA, for a generic equivalent of Sunosi. As a result, the litigation has been dismissed without prejudice. In February 2025, we entered into a settlement agreement resolving all outstanding patent litigation related to Auvelity. The litigation resulted from submission by Teva of an ANDA to the FDA seeking approval to market a generic version of Auvelity in the U.S. prior to the expiration of applicable Axsome patents. Under the terms of the settlement agreement, Axsome will grant Teva a license to sell its generic version of Auvelity beginning on or after March 31, 2039, if pediatric exclusivity is granted, or on or after September 30, 2038, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type.

Our Strategy

Our goal is to efficiently develop and commercialize novel, differentiated therapies for the treatment of CNS disorders. The primary elements of our strategy to achieve this goal are the following:

•
Pursue novel CNS indications with high unmet medical need. We believe that CNS disorders are significantly underserved therapeutic segments with currently limited treatment options. We are developing our product candidates for CNS indications where there exist significant unmet medical needs, or that have no or few FDA‑approved pharmacological treatments. CNS disorders are often disabling, difficult to treat, and associated with significant comorbidities. By focusing on areas of unmet medical need, we aim to develop products that have the potential to change current medical practice, and that are highly relevant to patients, physicians, and regulatory bodies. Many of these indications have significant patient populations, which, when combined with the limitations of current treatments, should provide us with attractive commercial opportunities.
•
Develop products with our proprietary medicinal chemistry and formulation technologies. Our proprietary medicinal chemistry and formulation technologies allow us to continue to design new and innovative medicines to treat CNS conditions. These technologies and capabilities include: (1) chiral chemistry and formulation to identify, isolate and stabilize chirally pure enantiomers, (2) metabolic inhibition as a novel drug delivery method to increase the bioavailability and prolong the half-life of target drug molecules, (3) the MoSEIC™, or Molecular Solubility Enhanced Inclusion Complex, technology which is designed to substantially increase the solubility and speed the absorption of target drug molecules, and (4) proprietary chemical synthesis and analysis to produce target drug molecules.

•
Develop products with differentiated profiles. We aim to develop products with novel mechanisms of action for the intended indications that may yield differentiated product profiles. For example, AXS-05 combines several mechanisms of action resulting in a unique pharmacological profile that may be relevant to the treatment of numerous CNS disorders. The MoSEIC™ technology is designed to improve the absorption of drug molecules after oral administration and is utilized in Symbravo (AXS-07). We believe that products with clearly differentiated features will be attractive to patients and their physicians and will provide us with a competitive commercial advantage.
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

CNS Product Candidates

AXS‑05

Overview

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for the treatment of CNS disorders. AXS-05 consists of a proprietary formulation and dose of dextromethorphan and bupropion and utilizes Axsome’s metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the NMDA receptor, an ionotropic glutamate receptor, and a sigma-1 receptor agonist. Dextromethorphan is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan by inhibiting its metabolism and is also a dopamine and norepinephrine reuptake inhibitor (DNRI). Based on its unique mechanism of action with multimodal activity, we believe that AXS-05 has potential therapeutic benefit for a variety of CNS disorders.

We are currently developing AXS-05 for the treatment of AD agitation and smoking cessation.

Alzheimer’s Disease (AD) Agitation

AD is an irreversible, progressive neurodegenerative disorder that manifests initially as forgetfulness and advances to severe cognitive impairment and memory loss. It is the most common form of dementia, affecting approximately 7 million people in the United States, a number that is anticipated to double by 2060. Approximately 70% of AD patients experience agitation, which is characterized by emotional distress, verbal and physical aggressiveness, disruptive irritability, and disinhibition. AD agitation is associated with increased caregiver burden, decreased functioning, earlier institutionalization, and death.

There is only one FDA-approved pharmacological treatment for the treatment of AD agitation. Currently, AD patients with agitation are often treated with antipsychotic medications despite black box warnings for the use of these medications in this patient population. Typical antipsychotics prescribed for agitation, aggression, or insomnia are associated with functional decline, extrapyramidal symptoms, cardiovascular effects, and sedation in patients with AD, while studies indicate that atypical antipsychotics may be associated with increased rates of cerebrovascular events and death in patients with dementia.

In June 2020, we announced that AXS-05 had received FDA Breakthrough Therapy designation for AD agitation. In August 2020, we announced confirmation of the pivotal development status and plan for AXS-05 for the treatment of AD agitation following a Breakthrough Therapy meeting with the FDA. In December 2024, we announced the successful completion of our Phase 3 clinical program of AXS-05 in AD agitation, which consists of the ADVANCE-1 Phase 2/3 trial, ADVANCE-2 Phase 3 trial, ACCORD-1 Phase 3 trial, and ACCORD-2 Phase 3 trial evaluating the efficacy and safety of AXS-05 in patients with AD agitation, as well as an open-label extension trial evaluating the long-term safety of AXS-05 in AD agitation.

ADVANCE-1 Study

In July 2017, we initiated the ADVANCE-1 study, a Phase 2/3, randomized, double-blind, controlled, multicenter U.S. trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. A total of 366 patients with a diagnosis of probable AD and clinically meaningful agitation associated with their AD were 1:1 randomized to receive AXS-05 (dextromethorphan-bupropion tablet, dose escalated to 45 mg-105 mg twice daily), bupropion (dose escalated to 105 mg twice daily), or matching placebo for 5 weeks. An independent data monitoring committee performed an interim futility analysis and recommended no further randomization to the bupropion arm. Subsequently, patients were 1:1 randomized to receive AXS-05 or placebo. The primary endpoint was the change from baseline in the Cohen-Mansfield Agitation Inventory, or CMAI, total score compared to placebo at Week 5. In April 2020, we announced that AXS-05 achieved the primary endpoint and rapidly and substantially improved agitation in patients with AD.

AXS-05 met the primary endpoint by demonstrating a statistically significant mean reduction in the CMAI total score compared to placebo at Week 5, with mean reductions from baseline of 15.4 points for AXS-05 and 11.5 points for placebo (p=0.010). These results represent a mean percentage reduction from baseline of 48% for AXS-05 compared to 38% for placebo. AXS-05 was also superior to bupropion on the CMAI total score (p<0.001), establishing component contribution. Improvement on the CMAI total score numerically favored AXS-05 over placebo starting as early as Week 2 and achieved statistical significance by Week 3 (p=0.007), only one week after full dosing with AXS-05.

Additionally, a statistically significantly greater proportion of patients in the AXS-05 group achieved a clinical response on the CMAI, defined as a 30% or greater improvement from baseline, compared to placebo at Week 5 (73% for AXS-05 vs. 57% for placebo, p=0.005). Consistent with these results, AXS-05 demonstrated a statistically significantly greater improvement in agitation as measured by clinicians’ global assessments of change measured using the modified Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change for Agitation, or mADCS-CGIC, compared to placebo (p=0.036).

AXS-05 was well tolerated in the ADVANCE-1 trial. The most common adverse events were somnolence (8.2% for AXS-05 vs. 4.1% for bupropion vs. 3.2% for placebo), dizziness (6.3% for AXS-05 vs. 10.2% for bupropion vs. 3.2% for placebo), and diarrhea (4.4% for AXS-05 vs. 6.1% for bupropion vs. 4.4% for placebo). Discontinuation rates due to adverse events were low and balanced among treatment groups (1.3% for AXS-05 vs. 2.0% for bupropion vs. 1.3% for placebo). Serious adverse events were reported in 3.1% of patients in the AXS-05 group, 8.2% of patients in the bupropion group, and 5.7% of patients in the placebo group, none of which were deemed related to the study drug. There were no deaths in the AXS-05 group, one death in the bupropion group, and one death in the placebo group. AXS-05 was not associated with sedation or cognitive decline as measured by the Mini-Mental State Examination, or MMSE.

ACCORD-1 Study

In December 2020, we initiated the ACCORD-1 study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. The trial consisted of a 9-week, open-label period during which patients were treated with AXS-05 and monitored for a sustained clinical response, followed by a 26-week, double-blind, placebo-controlled, randomized withdrawal period. Sustained clinical response was defined as a ≥30% improvement from baseline in the CMAI total score and improvement on the Patient Global Impression of Change, or PGI-C, scale (score of ≤3) that were maintained for at least 4 consecutive weeks. A total of 178 patients were enrolled into the open-label period and treated with AXS-05, and 108 patients were 1:1 randomized to continue AXS-05 (n=53) or to switch to placebo (n=55) for up to 26 weeks or until a relapse of agitation occurred. Relapse was defined as a ≥10-point worsening in the CMAI total score from randomization, or a CMAI total score greater than that at study entry, or hospitalization or other institutionalization due to AD agitation. The primary endpoint was the time from randomization to relapse of AD agitation calculated by Kaplan-Meier estimates and the hazard ratio. Secondary assessments included the CMAI, clinician- and caregiver-rated scales, and safety parameters. The key secondary endpoint was the percentage of patients who relapsed compared to placebo.

In November 2022, we announced that AXS-05 achieved the primary endpoint in the ACCORD-1 Phase 3 trial by substantially and statistically significantly delaying the time to relapse of AD agitation compared to placebo, with a hazard ratio for time to relapse of 0.275 (p=0.014), representing a 3.6-fold lower risk of relapse compared to placebo. AXS-05 also met the key secondary endpoint by statistically significantly preventing relapse of AD agitation compared to placebo, with 7.5% of patients in the AXS-05 group relapsing compared to 25.9% of patients in the placebo group (p=0.018). In the open-label treatment period, AXS-05 demonstrated a rapid, substantial, and statistically significant improvement in AD agitation compared to baseline as measured by the CMAI total score, starting at Week 1 and continuing throughout at all timepoints (p<0.001). Additionally, rapid and substantial improvement in AD agitation was reported by both clinicians and caregivers on global measures. Clinicians reported improvement in AD agitation with open-label AXS-05 treatment in 66% of patients at 2 weeks and 86% at 5 weeks as measured by the mADCS-CGIC scale. Caregivers reported improvement in AD agitation in 68% of patients at 2 weeks and 89% at 5 weeks as measured by the PGI-C scale.

AXS-05 was well tolerated in the ACCORD-1 trial. The rates of adverse events in the double-blind period were 28.3% in the AXS-05 group and 22.2% in the placebo group. Discontinuation rates due to adverse events were low (0% for AXS-05 vs. 1.9% for placebo). One serious adverse event was reported in the AXS-05 group (faecaloma), which was determined by the investigator to be not related to the study drug, and two serious adverse events were reported in the placebo group (cardiac arrest, femur fracture). Falls were reported in four patients in the AXS-05 group, none of which were associated with serious adverse events and all of which were determined by the investigators to be not related to the study drug, and in two patients in the placebo group, one of which was associated with a femur fracture. There were no deaths in the AXS-05 group and one death in the placebo group. AXS-05 was not associated with sedation or cognitive decline as measured by the MMSE.

ADVANCE-2 Study

In September 2022, we initiated the ADVANCE-2 study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. A total of 408 patients were 1:1 randomized to receive AXS-05 (dextromethorphan-bupropion tablet, dose escalated to 45 mg-105 mg twice daily) or matching placebo for 5 weeks. In December 2024, we announced topline results from the ADVANCE-2 trial. AXS-05 did not achieve statistical significance for the primary endpoint, the change in the CMAI total score compared to placebo at Week 5, with mean reductions from baseline of 13.8 points for AXS-05 and 12.6 points for placebo. However, results for the primary and nearly all secondary endpoints numerically favored AXS-05 placebo at all time points in the trial.

AXS-05 was safe and well tolerated in the ADVANCE-2 trial. The rates of adverse events in the trial were 26.0% in the AXS-05 group and 21.6% in the placebo group. The most common adverse events were dizziness (5.9% for AXS-05 vs. 1.5% for placebo) and headache (4.4% for AXS-05 vs. 3.4% for placebo). Falls were reported in one patient (0.5%) in the AXS-05 group, which was determined by the investigator to be not related to study drug, and one patient (0.5%) in the placebo group. Two patients in the AXS-05 group reported three serious adverse events, none of which were determined by the investigators to be related to study drug (asthenia, urinary tract infection, and cerebrovascular accident). Discontinuation rates due to adverse events were low (1.5% for AXS-05 vs. 0% for placebo). There were no deaths in the trial, and AXS-05 was not associated with sedation or cognitive decline as measured by the MMSE.

ACCORD-2 Study

In May 2024, we announced that we had initiated the ACCORD-2 study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of AXS-05 in patients with AD agitation. The trial consisted of an open-label treatment period followed by a 24-week, double-blind, placebo-controlled, randomized withdrawal period. A total of 167 patients, who rolled over from the open-label extension trial of AXS-05, experienced a sustained clinical response with AXS-05 and were 1:1 randomized to continue AXS-05 (n=83) or to switch to placebo (n=84). Treatment was continued for up to 24 weeks or until a relapse of agitation occurred. The primary endpoint was the time from randomization to relapse of AD agitation calculated by Kaplan-Meier estimates and the hazard ratio. The key secondary endpoint was the percentage of patients who relapsed compared to placebo.

In December 2024, we announced that AXS-05 achieved the primary endpoint in the ACCORD-2 Phase 3 trial and demonstrated a highly statistically significant delay in the time to relapse of AD agitation compared to placebo, with a hazard ratio for time to relapse of 0.276 (p=0.001), representing a 3.6-fold lower risk of relapse compared to placebo. AXS-05 also met the key secondary endpoint by statistically significantly preventing relapse of AD agitation compared to placebo, with 8.4% of patients in the AXS-05 group relapsing compared to 28.6% of patients in the placebo group (p=0.001). Additionally, AXS-05 substantially and statistically significantly prevented worsening of overall Alzheimer’s disease severity compared to placebo as measured by the Clinical Global Impression of Severity, or CGI-S, scale for Alzheimer’s disease, with 13.3% of patients in the AXS-05 group worsening on the CGI-S for Alzheimer’s disease overall clinical status compared to 39.3% of patients who switched to placebo (p<0.001).

In the open-label period, treatment with AXS-05 was associated with a 20.4-point reduction in the CMAI total score at 6 weeks, representing a 46% reduction from the mean baseline score. Additionally, substantial improvement in AD agitation was reported by both clinicians and caregivers on global measures. Clinicians reported improvement in AD agitation with open-label AXS-05 treatment in 78% of patients at 8 weeks as measured by the mADCS-CGIC scale. Caregivers reported improvement in AD agitation in 71% of patients at 4 weeks and 78% of patients at 8 weeks as measured by the PGI-C scale. Of the patients treated for at least 8 weeks during the open-label period, 70% experienced a sustained clinical response and were randomized in the double-blind period.

AXS-05 was safe and well tolerated in the ACCORD-2 trial. The rates of adverse events in the double-blind period were 29.3% in the AXS-05 group and 32.1% in the placebo group, with no individual adverse event occurring in more than 3.7% of patients. Discontinuation rates due to adverse events were low (0% for AXS-05 vs. 1.2% for placebo). There were two serious adverse events reported in the trial, both of which occurred in the placebo group (cellulitis and urinary retention). Falls were reported in two patients (2.4%) in the AXS-05 group, only one of which was determined by the investigator to be related to study drug. There were no deaths in the trial, and AXS-05 was not associated with sedation or cognitive decline as measured by the MMSE.

Long-Term Safety Study

In December 2024, we announced topline results from the open-label extension trial evaluating the long-term safety and tolerability of AXS-05 in patients with AD agitation. A total of 456 patients were treated with AXS-05 for up to 12 months. AXS-05 was well tolerated with long-term dosing, with a safety profile consistent with the controlled efficacy and safety trials. The rate of adverse events in the trial was 39.9%, with headache (5.5%) being the only adverse event reported in ≥5% of patients. Discontinuations due to adverse events with long-term dosing were low (0.7%). Falls were reported in 3.1% of patients, with only 0.2% deemed to be related to the study drug. There were no deaths in the trial, and AXS-05 was not associated with sedation or cognitive decline as measured by the MMSE.

Smoking Cessation

We are also evaluating AXS-05 as an aid to smoking cessation treatment. Over 34 million adults in the U.S. smoke cigarettes, 50% of whom live with a smoking-related disease. Approximately 70% of smokers report that they want to quit, but only an estimated 3-5% who attempt to quit without assistance are successful for 6-12 months, and even with the currently available treatment options, relapse rates remain above 80%. Tobacco use results in approximately 500,000 premature deaths each year in the U.S., according to the Centers for Disease Control and Prevention. Smoking is the single largest cause of preventable disease and death in the U.S., accounting for nearly 1 in 5 deaths. Direct health care and lost productivity costs as a result of smoking total approximately $300 billion annually in the U.S. alone.

In December 2017, we entered into a research collaboration agreement with Duke University to evaluate AXS-05 in a Phase 2 clinical trial in smoking cessation under an Investigator Sponsored Investigational New Drug Application, or IND. In April 2018, we announced the enrollment of the first patient into a Phase 2 clinical trial of AXS-05 for smoking cessation treatment, which was being conducted under our research collaboration agreement with Duke University. In April 2019, we announced that AXS-05 met the prespecified primary endpoint in the Phase 2 trial in smoking cessation. In November 2021, we announced that we had received from the FDA positive Pre-Investigational New Drug Application, or Pre-IND, meeting written guidance on a proposed clinical developmental plan for AXS-05 as an aid to smoking cessation. Based on this feedback, Axsome plans to proceed to a pivotal Phase 2/3 trial in this indication.

AXS-12

Overview

AXS-12 (reboxetine) is a novel, oral, potent, highly selective investigational norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy.

In October 2018, we received Orphan Drug Designation from the FDA for AXS-12 for the treatment of narcolepsy. In January 2020, we entered into an exclusive license agreement with Pfizer for Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12. In September 2020, we announced that the Phase 2 CONCERT study and a single Phase 3 study would be sufficient to support the filing of an NDA. In July 2021, we announced that we were notified by the FDA that the FDA had rescinded our Breakthrough Therapy Designation for AXS-12 for the treatment of cataplexy in narcolepsy, due to the FDA’s approval of an additional drug product for the treatment of cataplexy in narcolepsy subsequent to their granting AXS-12 Breakthrough Therapy designation.

Narcolepsy

Narcolepsy is a serious and debilitating orphan neurological condition that causes dysregulation of the sleep-wake cycle and is characterized clinically by EDS, cataplexy, hypnagogic hallucinations, sleep paralysis, and disrupted nocturnal sleep. Narcolepsy afflicts an estimated 185,000 individuals in the U.S. Cataplexy is seen in an estimated 70% of narcolepsy patients and is characterized by a sudden reduction or loss of muscle tone while a patient is awake, typically triggered by strong emotions such as laughter, fear, anger, stress, or excitement. Narcolepsy is a life-long condition that interferes with cognitive, psychological, and social functioning, increases the risk of work- and driving-related accidents, and is associated with a 1.5-fold higher mortality rate.

Our clinical program for AXS-12 in narcolepsy includes our completed positive CONCERT Phase 2 trial and SYMPHONY Phase 3 trial evaluating the efficacy and safety of AXS-12 compared to placebo, as well as our completed positive ENCORE Phase 3 trial evaluating the long-term efficacy and safety of AXS-12 in patients with narcolepsy with cataplexy.

CONCERT Study

In January 2019, we initiated the CONCERT study to evaluate the efficacy and safety of AXS-12 in narcolepsy. In December 2019, we announced that AXS-12 met the prespecified primary endpoint and significantly reduced the total number of cataplexy attacks compared to placebo.

CONCERT was a Phase 2, randomized, double-blind, placebo-controlled, crossover, multicenter, U.S. trial in which 21 patients with a diagnosis of narcolepsy with cataplexy were all treated with orally administered AXS-12 for 2 weeks, and with placebo for 2 weeks, with the treatment periods separated by 1 week of down-titration and washout.

AXS-12 met the prespecified primary endpoint by demonstrating a highly statistically significant reduction from baseline in the mean weekly number of cataplexy attacks, averaged for the 2-week treatment period, the overall treatment effect, compared to placebo (p<0.001). At Week 2, AXS-12 demonstrated a mean reduction of 14.6 cataplexy attacks per week compared to a reduction of 2.6 attacks per week for placebo (p=0.002), representing mean reductions of 48.8% and 8.6% from baseline, respectively. The proportion of patients achieving a 50% or greater reduction in the weekly number of cataplexy attacks was 76.2% for AXS-12, compared to 30.0% for placebo at Week 2 (p=0.003). The improvement in cataplexy was rapid, with AXS-12 demonstrating significant benefit over placebo as early as Week 1 (p<0.001).

AXS-12 significantly improved EDS symptoms compared to placebo, as measured by the Epworth Sleepiness Scale, or ESS, and by the frequency of inadvertent naps. The improvement on the ESS with AXS-12 treatment was twice that observed with placebo, with reductions from baseline in the ESS score of 6.0 and 3.1, respectively for AXS-12 and placebo (p=0.003). AXS-12 treatment resulted in a 31.8% mean reduction from baseline in the average weekly number of inadvertent naps compared to a 5.3% mean reduction for placebo at Week 2 (p<0.001). Improvement in the frequency of inadvertent naps was rapid, with AXS-12 demonstrating significant benefit over placebo as early as Week 1 (p=0.038).

AXS-12 significantly improved cognitive function compared to placebo over the 2-week treatment period as measured by the Ability to Concentrate item of the Narcolepsy Symptom Assessment Questionnaire, or NSAQ, which was assessed daily (p<0.001). For this assessment, patients rated their ability to concentrate on a 5-point scale (1=very good to 5=very poor). At the end of treatment, 42.9% of patients had an ability to concentrate that was “good” to “very good” with AXS-12 treatment, compared to 25.0% of patients with placebo, and 0% of patients at baseline. The improvement in the ability to concentrate was rapid, with AXS-12 demonstrating significant improvement over placebo as early as Week 1 (p=0.007).

AXS-12 significantly improved sleep quality, as measured by overall improvement and by number of awakenings at night, and reduced sleep-related symptoms, compared to placebo. AXS-12 treatment resulted in 45.0% of patients reporting improved sleep quality compared to 5.3% of patients with placebo (p=0.007). AXS-12 treatment resulted in 30.0% of patients reporting a reduction in the number of awakenings at night compared to 5.3% of patients with placebo (p=0.044). AXS-12 treatment also resulted in greater proportions of patients with reductions in sleep paralysis episodes, and in hypnagogic hallucinations, compared to placebo (p=ns).

AXS-12 was well tolerated in the trial. The most common adverse events in the AXS-12 group were anxiety, constipation, and insomnia.

SYMPHONY Study

In September 2021, we enrolled the first patient in SYMPHONY study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial evaluating the efficacy and safety of AXS-12 in patients with narcolepsy. A total of 90 patients were 1:1 randomized to receive AXS-12 or placebo for 5 weeks. Patients took either AXS-12 (5 mg) or placebo once daily during Week 1 followed by twice daily dosing during Weeks 2-5. The primary endpoint was the change in frequency of weekly cataplexy attacks. Other symptoms of narcolepsy as well as safety and tolerability were also assessed in the trial. In March 2024, we announced that AXS-12 achieved the primary endpoint in the SYMPHONY Phase 3 trial and statistically significantly reduced the frequency of cataplexy attacks in patients with narcolepsy compared to placebo. AXS-12 also reduced EDS severity, improved cognitive function, and reduced overall narcolepsy severity compared to placebo.

AXS-12 met the primary endpoint by demonstrating a substantial and statistically significant reduction from baseline in weekly cataplexy attacks compared to placebo at Week 5, with reductions of 83% for AXS-12 and 66% for placebo (p=0.018). AXS-12 rapidly reduced weekly cataplexy attacks, demonstrating a reduction of 56% compared to 31% for placebo at Week 1 (p=0.007). Additionally, AXS-12 resulted in remission of cataplexy and increased cataplexy-free days compared to placebo. Remission of cataplexy, defined as a 100% reduction from baseline, was achieved by 33% of AXS-12 patients compared to 9.5% of placebo patients at Week 5 (p=0.008). Achievement of remission was rapid, with 24% of AXS-12 patients achieving remission at Week 2 compared to 4.5% of placebo patients (p=0.008). AXS-12 increased the percentage of cataplexy-free days per week, defined as days with zero cataplexy attacks, to 84.5% at Week 5 compared to 22.6% for placebo (p=0.014).

AXS-12 significantly reduced EDS severity as measured by the CGI-S scale for EDS compared to placebo at Week 5, with mean reductions of 1.8 points for AXS-12 compared to 0.9 points for placebo (p=0.027). Statistical significance was observed as early as Week 1 (p=0.006). Concurrent EDS and cataplexy response was achieved by 57% of patients in the AXS-12 group compared to 33% of patients in the placebo group at Week 5 (p=0.029). Response was defined as a ≥30% reduction in inadvertent naps and a ≥50% reduction in cataplexy attacks, respectively. The improvement in frequency of inadvertent naps was rapid, with 54% of patients in the AXS-12 group experiencing a decrease in the number of inadvertent naps compared to 28% of patients in the placebo group, as measured by the NSAQ, at Week 5 (p=0.016).

AXS-12 significantly improved concentration and memory compared to placebo at Week 5 as measured by the Cognitive Function Items of the Functional Outcomes of Sleep Questionnaire, or FOSQ-10, (p=0.004). Concurrent cognitive and cataplexy response was achieved by 41% of patients in the AXS-12 group compared to 17% of patients in the placebo group at Week 5 (p=0.016). Response was defined by an increase in days patients rated their Ability to Concentrate as very good or good and a ≥50% reduction in cataplexy attacks, respectively.

AXS-12 also demonstrated improvements in overall narcolepsy, patient function, and quality of life. Clinicians reported a rapid and significant reduction in overall narcolepsy severity in patients in the AXS-12 group compared to patients in the placebo group, as measured by the CGI-S for narcolepsy, at Week 5 (p=0.007), with improvements observed as early as Week 1 (p<0.001). Statistically significant improvements in overall patient function and quality of life as measured by the FOSQ-10 total score was observed with AXS-12 compared to placebo at Week 5 (p=0.005).

ENCORE Study

In October 2021, we initiated the ENCORE study, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate the long-term efficacy and safety of AXS-12 in patients with narcolepsy. The trial consisted of a 24-week open-label treatment period followed by a 3-week, double-blind, randomized withdrawal period. A total of 68 patients, who rolled over from the SYMPHONY Phase 3 trial, were enrolled into the open-label period and treated with AXS-12 (5 mg) once-daily for the first week, followed by twice-daily dosing for the subsequent 23 weeks. Patients who completed the open-label treatment period (n=42) were then 1:1 randomized to continue AXS-12 (n=22) or to switch to placebo (n=20). The primary endpoint was the change in frequency of weekly cataplexy attacks from randomization to week 3 of the double-blind period. Other symptoms of narcolepsy as well as safety and tolerability were also assessed throughout the trial. In March 2024, we announced that AXS-12 achieved the primary endpoint in the SYMPHONY Phase 3 trial and statistically significantly reduced the frequency of cataplexy attacks in patients with narcolepsy compared to placebo. AXS-12 also reduced EDS severity, improved cognitive function, and reduced overall narcolepsy severity compared to placebo.

AXS-12 met the primary endpoint of the change from randomization in the frequency of cataplexy attacks compared to placebo at week 3 of the double-blind period. Patients randomized to switch to placebo experienced a statistically significant worsening in the average weekly number of cataplexy attacks compared to patients randomized to continue AXS-12 treatment, with an increase of 10.29 attacks per week for placebo compared to 1.32 attacks per week for AXS-12, at 3 weeks (p=0.017). Additionally, AXS-12 demonstrated a statistically significant improvement in cognitive function compared to placebo at Week 5 as measured by the NSAQ and the PGI-C. A significantly greater percentage of patients who switched to placebo experienced worsening in the NSAQ Ability to Concentrate item compared to those who continued AXS-12 treatment at 3 weeks (52.6% for placebo vs. 14.3% for AXS-12, p=0.011). A significantly greater percentage of patients who switched to placebo also reported worsening in their ability to concentrate compared to patients who continued AXS-12 treatment at 3 weeks (57.9% for placebo vs. 22.2% for AXS-12, p=0.029). Additionally, AXS-12 demonstrated improvements in overall narcolepsy as measured by the PGI-C scale. A significantly greater percentage of patients who switched to placebo reported worsening of their narcolepsy compared to those who continued AXS-12 treatment at 3 weeks (52.6% for placebo vs. 16.7% for AXS-12, p=0.024).

In the open-label period, treatment with AXS-12 led to substantial and sustained improvement of cataplexy, with patients experiencing a 71% reduction from baseline in mean weekly cataplexy attacks at 1 month, which was sustained with long-term treatment, resulting in a 77% reduction at 6 months. Cataplexy response, defined as ≥50% reduction from baseline in weekly cataplexy attacks, was achieved by 72% of patients at 1 month, and by 82% of patients at 6 months with AXS-12 treatment. Treatment with AXS-12 also substantially increased the percentage of cataplexy-free days (days with zero cataplexy attacks) per week from 14% at baseline to 61% at 1 month and 70% at 6 months.

Long-term open-label treatment with AXS-12 resulted in substantial improvements in EDS, assessed using the ESS and the Clinician Global Impression of Change, or CGI-C, scale. Mean ESS scores were reduced by 5.6 points at 1 month, with the improvement maintained with long-term treatment resulting in a mean reduction of 7.3 points at 6 months. Clinicians reported improvement in EDS in a substantial proportion of patients on the CGI-C scale, with 84% of patients achieving EDS improvement at 1 month and 78% of patients at 6 months. A substantial proportion of patients reported improvement in cognition which was sustained with long-term open-label treatment. Improvement in cognition, assessed by the NSAQ Ability to Concentrate item, was reported by 55% of patients at 1 month and 59% at 6 months with AXS-12 treatment. Change in the ability to concentrate was also assessed using the PGI-C scale. The percentage of patients reporting improvement in the ability to concentrate on the PGI-C was 67% at 1 month and 70% at 6 months with AXS-12 treatment. Long-term open-label treatment with AXS-12 was also associated with improvement in overall narcolepsy status and patient functioning, assessed using the CGI-C, the PGI-C, and the Work Productivity and Activity Impairment Questionnaire, or WPAI. On the CGI-C, clinicians reported overall improvement in narcolepsy in 90% of patients at 1 month and 90% of patients at 6 months with AXS-12 treatment. Results were similar with the patient-reported PGI-C. Impairment due to narcolepsy while working was assessed after treatment with AXS-12 using the WPAI. The percentage of time impaired while working decreased substantially with AXS-12 treatment from 53% at baseline to 34% at 1 month and 24% at 6 months.

AXS-12 was well tolerated with long-term dosing, with a safety profile consistent with prior trials of AXS-12 in narcolepsy. During the 6-month open-label treatment period, the most common adverse events (≥5%) were nausea (5.9%) and tachycardia (5.9%). Over the 6-month treatment period, 17.6% of patients discontinued due to adverse events, with no individual adverse event leading to discontinuation by more than one patient. Treatment-related adverse events during the double-blind period were reported in 4.5% of patients in the AXS-12 group and 15% of patients in the placebo group. Rates of discontinuation due to adverse events in the double-blind period were 0% and 5% in the AXS-12 and placebo groups, respectively.

AXS-14

Overview

AXS-14 (esreboxetine) is a novel, oral, potent, highly selective investigational norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine.

In January 2020, we received from Pfizer an exclusive license to develop and commercialize esreboxetine in the U.S. for fibromyalgia and other indications. The license encompasses nonclinical and clinical data for esreboxetine including results from a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia conducted by Pfizer.

Fibromyalgia

Fibromyalgia is a chronic disorder often characterized by widespread musculoskeletal pain, fatigue, disturbed sleep, depression, and cognitive impairment. Other symptoms of this disorder can include tingling in the hands and feet and headaches. Fibromyalgia is considered to be mediated mainly in the central nervous system. Approximately 17 million people in the U.S. suffer from fibromyalgia. Treatment options for fibromyalgia are limited with only three pharmacologic treatments currently approved by the FDA.

In a Phase 3 trial conducted by Pfizer in 1,122 patients with fibromyalgia treated with esreboxetine or placebo for 14 weeks, esreboxetine met the two primary endpoints by demonstrating statistically significant improvements in the weekly mean pain score compared to placebo (p<0.001, p<0.001, and p=0.025 for 4 mg, 8 mg and 10 mg daily doses, respectively), and the Fibromyalgia Impact Questionnaire, or FIQ, total score (p<0.001, p<0.001, and p=0.023 for 4 mg, 8 mg and 10 mg daily doses, respectively). Esreboxetine also resulted in statistically significant improvements in patient-reported global functioning compared to placebo as measured by the PGI-C scale (p=0.002, p=0.001, and p=0.007 for 4 mg, 8 mg and 10 mg daily doses, respectively), and in fatigue as measured by the Global Fatigue Index (p=0.001 and p=0.001 for 4 mg and 8 mg daily doses, respectively).

In a Phase 2 trial conducted by Pfizer in 267 patients with fibromyalgia treated with esreboxetine (dose escalated to 8 mg/day) or placebo for 8 weeks, esreboxetine met the primary endpoint by demonstrating statistically significant improvements in the weekly mean pain score compared to placebo (p=0.006). The study also demonstrated statistically significant improvements in additional efficacy outcomes including the FIQ total score (p<0.001), the PGI-C scale (p<0.001), and fatigue as measured by the Multidimensional Assessment of Fatigue scale (p<0.001).

Solriamfetol

Overview

Solriamfetol is an oral, DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of CNS disorders. We are currently developing solriamfetol in ADHD, MDD, BED, and SWD.

Attention Deficit Hyperactivity Disorder

ADHD is a chronic neurobiological and developmental disorder characterized by a persistent pattern of inattention, hyperactivity, or impulsivity that interferes with functioning or development. Impairments in cognition are apparent in attention, planning and problem solving, working memory, and behavioral inhibition. An estimated 22 million people in the U.S. are affected by ADHD, including approximately 7 million children aged 3-17 years old. Approximately two-thirds or more children with ADHD continue to have symptoms and challenges into adulthood. ADHD is associated with significant impairment in social, academic, and occupational functioning and development. The total annual societal excess costs associated with adult ADHD in the U.S. have been estimated at $122.8 billion.

FOCUS Study

In July 2023, we initiated the FOCUS study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of solriamfetol for the treatment of ADHD in adults. Approximately 450 patients will be randomized in a 1:1:1 ratio to receive solriamfetol (150 mg or 300 mg) or placebo for 6 weeks. The primary endpoint is the change in the Adult ADHD Investigator Symptom Report Scale, or AISRS.

Major Depressive Disorder

MDD is a debilitating, chronic, biologically based disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms, which impair social, occupational, educational, or other important functioning. In severe cases, MDD can result in suicide. MDD is one of the most common mental disorders in the U.S. where approximately 1 in 5 individuals will experience MDD at some point in their life. According to the U.S. Department of Health and Human Services, or HHS, an estimated 21 million adults in the U.S. experience MDD each year. In addition, according to the World Health Organization, or WHO, depression is the leading cause of disability worldwide and is a major contributor to the overall global burden of disease. Over 70% of patients experience only a partial improvement in symptoms with first-line standard of care.

PARADIGM Study

In March 2024, we initiated the PARADIGM study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of solriamfetol for the treatment of MDD in adults. Approximately 300 patients will be randomized in a 1:1 ratio to receive solriamfetol (300 mg) or placebo for 6 weeks. The primary endpoint is the change in the Montgomery Åsberg Depression Rating Scale, or MADRS.

Binge Eating Disorder

BED is the most common eating disorder, affecting an estimated 7 million people in the U.S. While BED is 1.75 times more common in women than men, it is still more common in men than other eating disorders. BED is thought to involve issues with food reward processing, impulse control, and appetite regulation, and is associated with a 2- to 3-fold increased risk of psychiatric or medical comorbidities. Most people with BED remain untreated with approximately one quarter of patients having received treatment in the past year and less than half receiving treatment in their lifetime. Treatment options are limited, with only one product currently approved for the treatment of BED. In November 2023, we announced that we had received from the FDA positive Pre-IND meeting written guidance on a proposed clinical developmental plan for solriamfetol in BED. In November 2023, we announced that we had received from the FDA positive Pre-IND meeting written guidance on a proposed clinical developmental plan for solriamfetol in BED.

ENGAGE Study

In April 2024, we initiated the ENGAGE study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of solriamfetol for the treatment of BED in adults. Approximately 450 patients will be randomized in a 1:1:1 ratio to receive solriamfetol (150 or 300 mg) or placebo for 12 weeks. The primary endpoint is the change in days with binge eating episodes.

Shift Work Disorder

SWD is a combination of excessive sleepiness, or ES, during wakefulness and persistent insomnia during daytime sleep when working outside a 7 a.m. to 6 p.m. workday. An estimated 15 million working Americans may suffer from SWD, of whom 10-43% are diagnosed with SWD. Shift work has long been associated with multiple serious health complaints and a 23% greater risk of sustaining a work-related injury. Treatment options are limited, with only two products currently approved for the treatment of ES associated with SWD. In November 2023, we announced that we had received from the FDA positive Pre-IND meeting written guidance on a proposed clinical developmental plan for solriamfetol for ES associated with SWD.

SUSTAIN Study

In August 2024, we announced we had initiated the SUSTAIN study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial to evaluate the efficacy and safety of solriamfetol for the treatment of SWD in adults. Approximately 450 patients will be randomized in a 1:1:1 ratio to receive solriamfetol (150 or 300 mg) or placebo for 12 weeks. The primary endpoint is the change in the CGI-C score.

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

Material License Agreements

Exclusive License Agreement with Pfizer

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. we will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid-up, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement.

Exclusive License Agreements with Antecip

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board of Directors, or the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05 anywhere in the world for veterinary and human therapeutic and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid-up, royalty-free, perpetual, non-exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. Due to product sales of Auvelity since the fourth quarter of 2022, we recorded royalty expense for royalty payments due to Antecip equal to 3.0% of net sales. This is considered to be a related party transaction.

Royalty Agreement with Jazz Pharmaceuticals, SK Biopharmaceuticals Co., Ltd. and Aerial Biopharma, LLC

In connection with the Acquisition, in addition to the upfront purchase price, we assumed certain liabilities in connection with the Acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK and Aerial Biopharma, LLC, or Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

Pharmanovia

In February 2023, we announced a licensing transaction with Pharmanovia to market Sunosi in Europe and certain countries in the Middle East / North Africa. Refer to Note 16. License Agreements to our consolidated financial statements included in Part IV, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for further detail.

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

As of February 11, 2025, our intellectual property portfolio contains more than 600 issued patents and more than 400 pending applications in the United States and worldwide. More than 140 issued United States patents and more than 91 issued foreign patents cover our AXS-05 product candidate, which has claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics, with protection extending through 2043. More than 98 issued United States patents and more than 131 issued foreign patents covering our AXS-07 product candidate, and related compounds, have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2040. Eight issued United States patents and two issued foreign patents covering our AXS-12 product candidate with protection extending through 2039. We have pending PCT applications, as well as pending applications in Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Israel, Japan, Mexico, Panama, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. As with respect to Sunosi, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to Sunosi.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of CNS disorders and filing patent applications potentially relevant to our business. In order to contend with the inevitable possibility of third-party intellectual property conflicts, from time to time we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third-party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and online search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation forced upon us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition to patents, we rely upon unpatented trade secrets, know how, and continuing technological innovation to develop and maintain a competitive position. We seek to protect our proprietary information, including our trade secrets and proprietary know how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property, or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

Sales and Marketing

We have built a commercial infrastructure in the United States to commercialize our products and will further expand that team as we plan for anticipated drug approvals of our product candidates. We believe that we have cost-effectively implemented a targeted sales force required to commercialize our products. Support for this team includes sales management, internal sales support, market access, distribution support, and an internal marketing group. We may seek co-promotion partners for our sales efforts to achieve broader reach or call frequency with other United States target physicians. We believe that there are significant market opportunities for our products outside of the United States. As a result, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products outside the United States. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third party payors. Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: generic and/or branded forms of Prozac, the branded form of which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer; Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc. and H. Lundbeck A/S; Rexulti, which is marketed by Otsuka Pharmaceutical Co., Ltd., and Lundbeck A/S; Vraylar and Viibryd, which are marketed by AbbVie; Effexor, which is marketed by Pfizer; and Wellbutrin, which is marketed by GlaxoSmithKline. We are aware of several companies developing compounds for the treatment of depression, including Xenon Pharmaceuticals, Inc., Neumora Therapeutics, Inc., Johnson & Johnson, Otsuka Pharmaceutical Co. Ltd., Neurocrine Biosciences, Inc., Intra-Cellular Therapies, Inc., and Biohaven Ltd. Patients with EDS have available to them a variety of medications, such as generic and/or branded forms of Xyrem and Xywav, which are marketed by Jazz; Wakix, which is marketed by Harmony Biosciences LLC; Lumryz, which is marketed by Avadel Pharmaceuticals plc; Provigil and Nuvigil, which are manufactured by Teva Pharmaceutical Industries Limited, or Teva.

CNS Product Candidates

AXS‑05 Competition

We are aware of other companies working to develop therapeutics for the treatment of agitation associated with AD, including Otsuka Pharmaceutical Co. Ltd., which is working to develop a combination of deuterated dextromethorphan and quinidine, and Otsuka and Lundbeck A/S, which recently received approval for Rexulti for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer; Zyban, which is marketed by GlaxoSmithKline; and various nicotine replacement therapies, including skin patches, chewing gums, and lozenges. We are aware of several companies developing compounds for AD agitation, including Bristol-Myers Squibb Co., BioXcel Therapeutics, Inc., Neumora Therapeutics, Inc., and Intra-Cellular Therapies, Inc.

AXS‑07 Competition

There are a number of products approved for the acute treatment of migraine, including generic and/or branded forms of Maxalt, the branded form of which is marketed by Merck & Co., Inc., generic and/or branded forms of Treximet, the branded form of which is marketed by Pernix Therapeutics Holdings, Inc., Reyvow, which is marketed by Eli Lilly and Company; Nurtec, which is marketed by Pfizer, and Ubrelvy, which is marketed by AbbVie, and Trudhesa which is marketed by Impel. We are aware of several companies developing compounds for migraine, including Biohaven Ltd., Kallyope, Inc., and Lundbeck A/S.

AXS‑12 Competition

Products approved to treat the symptoms of narcolepsy include generic and/or branded forms of Ritalin, the branded form of which is marketed by Novartis Pharmaceuticals; Provigil and Nuvigil, which are both marketed by Teva; Xyrem and Xywav, which are both marketed by Jazz; and Wakix which is marketed by Harmony Biosciences LLC. We are aware of several companies developing compounds for the treatment of the symptoms of narcolepsy, including Takeda Pharmaceuticals Company, Centessa Pharmaceuticals plc, Harmony Biosciences LLC, Eisai Co., Ltd., and Alkermes plc.

AXS-14 Competition

Products approved to treat fibromyalgia include generic and/or branded forms of Cymbalta, the branded form of which is marketed by Eli Lilly and Company; Lyrica, which is marketed by Pfizer; and Savella, which is marketed by AbbVie. We are aware of other companies working to develop therapeutics for the treatment of fibromyalgia, including Dogwood Therapeutics, Inc. and Tonix Pharmaceutical Holding Corp.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local level, and in other countries and supranational regions, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, adverse event reporting and pharmacovigilance, marketing, import, and export of pharmaceutical products, such as those we are developing and for which we are seeking FDA approval. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for pharmaceutical products, including laws intended to prevent fraud, waste, and abuse of healthcare dollars. This includes, for example, requirements that manufacturers of pharmaceutical products participating in Medicaid and Medicare comply with mandatory price reporting, discount, rebate requirements, and other cost control measures, as well as anti-kickback laws and laws prohibiting false claims. Some states also have enacted fraud, waste, and abuse laws that parallel (and in some cases apply more broadly than) federal laws, and in some cases price transparency requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Further, healthcare is an active area of governmental scrutiny, and it is reasonable to expect that the requirements may become more stringent within the foreseeable future.

FDA Regulation

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

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
•
development of manufacturing processes in compliance with cGMPs to ensure the drug’s identity, strength, quality, and purity;
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

Preclinical Studies and IND Submission

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity, and drug product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLP regulations. Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND. In the case of 505(b)(2) applications, though, some of the IND components may not be required (for example, if previously established for an approved drug which is referenced). Some preclinical testing may continue even after the IND is submitted.

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

During the development of a new drug, a sponsor may be able to request a SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including CMC information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under PDUFA. User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and, if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

Once the FDA receives an application, it will determine within 60 days whether the NDA as filed is sufficiently complete to permit a substantive review (with this decision often referred to as the NDA being “accepted for filing”). The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review of the NDA.

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

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, safety, potency, and purity. Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre‑Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.

The approval process is lengthy and difficult and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical or clinical CMC, or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

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

Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the issues identified in a CRL have been addressed and resolved to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug for specific indications and with specific prescribing information, which was reviewed in connection with the NDA.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

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

505(b)(2) Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Act amendments, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The applicant may rely, in part, upon the FDA’s prior findings of safety and effectiveness for an approved product that acts as the reference listed drug or on published scientific literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the changes from the reference listed drug as well as bridging studies to the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA is an application for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. Limited changes must be pre‑approved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include preclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and, under state substitution laws, may be substituted at the pharmacy for the reference listed drug.

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

Regulatory Exclusivity

Regulatory exclusivity provisions under the FDCA can also delay the submission or the approval effective date of certain applications. A regulatory exclusivity period can provide the holder of an approved NDA protection from new competition in the marketplace for the innovation represented by its approved drug. Five years of exclusivity are available for New Chemical Entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the NCE exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA application by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a paragraph IV certification is filed.

Three years of exclusivity are available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations, other than bioavailability studies, conducted by the sponsor that were essential to approval of the application. Changes in an approved drug product that affect its active ingredient(s), strength, dosage form, route of administration or conditions of use may be granted this exclusivity if a new clinical investigation, or NCI, was essential to approval of the application containing those changes. During the NCI exclusivity period, the FDA may not approve an ANDA or 505(b)(2) NDA by another company for the condition of the new drug’s approval. NCE and NCI exclusivities will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to, all of the preclinical studies and adequate and well controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is a regulatory exclusivity in the United States that provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity periods described above as well as applicable patent terms. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studies; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot make an ANDA or 505(b)(2) application approval effective as a result of regulatory exclusivity for listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from United States sales. If a product receives FDA approval for the indication for which it has orphan designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan Drug Designation also entitles a party to financial incentives, such as opportunities for grant funding towards clinical study costs, tax advantages, and application user‑fee waivers.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Priority Review and Breakthrough designation, which are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exist or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA.

In addition, if an applicant obtains “rolling review,” the FDA may accept and initiate review of sections of an NDA before the application submission is complete, although it is not guaranteed that the FDA will commence review before the application submission is complete, and the timing of the review depends on a number of factors, including availability of review personnel at the FDA and competing agency priorities, among other things. The applicant must provide, and the FDA must agree, to a schedule for the remaining information after the initial section of the NDA.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, and cross‑disciplinary review.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are also continuing annual prescription drug program user fee requirements for any approved products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon the company and third‑party manufacturers.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, or FCA, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential FCA exposure. Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the DOJ has consistently asserted in FCA briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.”

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulates the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure they are meeting certain product tracing requirements; they are doing business with other authorized trading partners; and they are exchanging transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post market requirements, including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and may result in adverse publicity, among other adverse consequences.

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, are subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, HHS and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS, the Office of Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA, the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses. Additionally, the intent standard under the Anti-Kickback Statute provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Therefore, either the federal government or private citizens under the FCA’s qui tam provisions (discussed further below) can bring an action under the FCA for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

The government has asserted FCA liability against manufacturers by alleging that improper arrangements with ordering physicians caused them or another provider to file false claims in violation of the FCA or that manufacturers’ support of patient assistance programs improperly induced beneficiaries to choose their products in violation of the Anti-Kickback Statute. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, patient assistance programs, and other business arrangements. Medicare Advantage and Medicaid managed care plan regulations prohibit certain forms of marketing to enrollees that are designed to discriminate against beneficiaries on the basis of their health conditions or history. These regulations may require regulatory review of marketing materials, and coordination with health plan or governmental regulators. Additionally, the federal government has pursued electronic health record, or EHR, vendors and pharmaceutical manufacturers for remunerative relationships involving the EHR platform’s recommendation of particular drugs and “prompting” technology to increase prescribing of particular drugs.

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

The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented directly or indirectly to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics, such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, civil FCA liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, or overpayments caused by understated rebate amounts. FCA enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

The government may further prosecute conduct constituting a false claim under the criminal FCA. The criminal FCA prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil FCA, requires proof of intent to submit a false claim. Similarly, the criminal healthcare fraud statutes impose criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payors, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment from healthcare benefits, items, or services. These statutes are not limited to items and services reimbursed by a governmental health care program and have been used to prosecute commercial insurance fraud as well.

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

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty, which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government and resulting potential FCA liability.

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

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law.

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

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which became effective January 1, 2020. The CCPA was recently amended and expanded by the California Privacy Rights Act, or CPRA, which passed on November 3, 2020 and became effective on January 1, 2023. The CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before the CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions among pharmaceutical companies, providers and patients, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business, even if investigators ultimately find that no violation has occurred.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, debarment from receiving government contracts or refusal of new orders under existing contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post marketing requirements, including safety surveillance, anti fraud and abuse laws, implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, many government programs, as a condition of participation, mandate fixed discounts or rebates from manufacturers regardless of formulary position or utilization, and then rely on competition in the market to attain further price reductions, which can greatly reduce realization on the sale.

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

Pharmacy benefit managers, or PBMs, rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the ACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

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

The ACA also imposed an affirmative obligation to report and repay any overpayments, including those payments that resulted from violations of the Anti-Kickback Statute, FCA, or Civil Monetary Penalties Law, within sixty (60) days after such overpayment has been identified. Corresponding case law imposes an obligation on entities to exercise reasonable diligence in identifying such overpayments. The failure to timely report and repay is, itself, considered to constitute a violation of the FCA.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established a prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration began again on April 1, 2022. From April 1, 2022 to June 30, 2022, payments for Medicare fee-for-service claims were adjusted downwards by 1%; beginning on July 1, 2022, the payments were adjusted downwards by 2%. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or the frequency with which any such product is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that included a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the executive order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and HHS can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Foreign Regulation

We are subject to a variety of foreign regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union, or EU, Regulation (EU) 536/2014 on clinical trials, or CTR, requires sponsors to submit a single clinical trial application, or CTA, through the Clinical Trials Information System, or CTIS, an online portal to streamline the authorization process. While under the previously applicable Directive 2001/20/EC, or CTD, sponsors had to request separate approvals in each EU/EEA member state, the CTIS is a single-entry point that allows sponsors to apply for authorization to run a clinical trial in up to 30 EU/EEA countries. The CTIS authorization procedure is composed of two parts: (i) member states jointly cooperate during the Part I assessment of the applicable CTA and (ii) during Part II, the applicable CTA is assessed by each member state individually. All ongoing clinical trials in the EU/EEA were required to transition to the CTIS by January 30, 2025. This date marked the end of a three-year transition period that began when the CTR became applicable. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, post approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the United States.

European Union Drug Approval Process

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAAs, either under the so‑called centralized, decentralized, mutual recognition, or national authorization procedures.

Centralized Procedure

In the centralized procedure, the European Commission, or EC, grants a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, which is valid in all European Union member states, as well as in the European Economic Area, or EEA, countries (Iceland, Liechtenstein, and Norway). The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products, or ATMPs, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, autoimmune diseases and other immune dysfunctions, or viral diseases. The centralized procedure is optional for products containing new active substances for indications other than those stated above, products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, such as when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

Authorization Procedures

There are also other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply in more than one European Union country in parallel, although the applicant must nominate one reference European Union Member State, for simultaneous authorization of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure. Failing agreement, there is a procedure for resolving disagreements between member states and ultimately an arbitration procedure before the CHMP.
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

In the European Union, new products authorized for marketing, referred to as reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10‑year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Overall, this period of regulatory data protection, or RDP, is commonly referred to as the “8+2+1” approach. This period of RDP equally applies to medicinal products that are authorized through the national procedure (or decentralized or mutual recognition procedures) under national law or through the centralized procedure.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $187.1 million, and $97.9 million for the years ended December 31, 2024 and 2023, respectively. Research and development expenses are expected to stabilize in the near term as certain development programs near completion while new development programs are initiated.

Employees and Human Capital Management

As of February 11, 2025, we had 683 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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
•
If any of our products do not achieve broad market acceptance, we may be unable to generate substantial product revenues.

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
•
If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose or fail to generate potential revenues.
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
•
If we fail to comply with federal, state, and foreign healthcare laws, including laws governing fraud and abuse, transparency, health and other data protection, information privacy and security, we could face substantial penalties and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected.
•
If the government or third-party payors fail to provide adequate coverage and payment rates for any of our products, or if such payors and health care providers including health maintenance organizations (HMOs) and long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability may be limited.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $287.2 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1,122.8 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. In January 2025, Symbravo® was approved by the FDA for the acute treatment of migraine with or without aura in adults. Apart from Auvelity, Sunosi, and Symbravo, we have no other products which have received regulatory approval.

We expect to continue to incur substantial expenses and operating losses, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of Auvelity, Sunosi, Symbravo, and any other product candidate which the FDA may approve or which we may in-license. We anticipate that our expenses will increase substantially as we:

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
•
continue to evaluate, plan for, and potentially submit NDAs for other pipeline products;
•
continue to expand commercial sales of Auvelity and Sunosi;
•
commercially launch Symbravo;
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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, continue the commercialization of our products, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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
•
qualify and outsource the commercial scale manufacturing of our products under cGMP;
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

We are a commercial-stage company. Prior to our commercialization of Auvelity and Sunosi in 2022, and the recent approval of Symbravo, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We have transitioned from a company with solely a research and development focus to a company also capable of undertaking commercial activities. We may continue to encounter unforeseen expenses, difficulties, complications and delays, and this may not be a successful transition.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and between Israel and Hamas, Hezbollah, and the Houthis, and record inflation. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions, or record inflation.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and the Houthis in Yemen, and it is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel, resulting in a further widening of the conflict. The intensity and duration of Israel’s current wars are difficult to predict as are such wars’ implications for the global economy.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear exactly what actions the second Trump administration in the U.S. will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the Trump administration, including the many recent executive orders, may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk, and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

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

We currently have three products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business, including our ability to generate revenue, depends entirely on the successful commercialization of Auvelity, Sunosi, and Symbravo, and the successful development and commercialization of our product candidates and/or future in-licensing activities, which may never occur. Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our products within a complicated and costly regulatory regime, our goals, plans and assumptions with respect to our products may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future products. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our products.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Even if our product candidates are approved, they may be subject to limitations on the indicated uses for which they may be marketed, distribution restrictions, or to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products. If we do not receive regulatory approval for, and successfully commercialize, our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

Although we submitted NDAs to the FDA for Auvelity (which was approved) and for Symbravo for the acute treatment of migraines (which received a CRL and has now been approved), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

In 2012, we entered into three exclusive license agreements with Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of certain of the Company’s then current product candidates. The patents licensed from Antecip include certain intellectual property pertaining to the Company’s Auvelity product / AXS-05 portfolio product. Although Dr. Tabuteau dedicates all of his working time to us, because Antecip is an inactive intellectual property holding company, he may face potential conflicts of interest regarding these licensing transactions as a result of his ownership of Antecip. The license agreements provide that, subject to the reasonable consent of Antecip, we have the right to control the prosecution or defense, as the case may require, of a patent infringement claim involving the licensed intellectual property. Our interests with respect to pleadings and settlements in such cases may be at odds with those of Antecip. If there is a dispute between us and Antecip, Dr. Tabuteau will have a conflict of interest because he may, at the time of a prospective dispute, simultaneously have a financial interest in and owe a fiduciary duty to Antecip and simultaneously have a financial interest in and owe a fiduciary duty to us. For example, if a contractual dispute arises between us and Antecip under any of the license agreements we have with Antecip, Dr. Tabuteau may be in a position where he would benefit if Antecip prevails, to the detriment of our business or our investors, even though he is an officer and director of our company, because he is the sole owner of Antecip. Similarly, if we have a claim of any kind against Antecip, Dr. Tabuteau may be, even as our Chief Executive Officer and Chairman of the Board, reluctant to assert a claim by us against Antecip because of his financial interest in Antecip. We cannot assure you that any conflicts will be resolved in our favor, and as a result, our business could be impeded or materially harmed.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for additional indications, AXS-05 for the treatment of agitation associated with AD and smoking cessation, AXS-12 for the treatment of narcolepsy, and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in “Business—Material License Agreements,” we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to the sales of the Company’s Auvelity product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our future growth may depend on our ability to identify and develop product candidates, and if we do not successfully identify and develop product candidates or integrate them into our operations, we may have limited growth opportunities.

A component of our business strategy is to continue to develop a pipeline of product candidates by developing products that we believe are a strategic fit with our focus on CNS therapies. However, these business activities may entail numerous operational and financial risks, including:

•
difficulty or inability to secure financing to fund business activities for such development;
•
disruption of our business and diversion of our management’s time and attention;
•
higher than expected development costs;
•
exposure to unknown liabilities;
•
difficulty in managing multiple product development programs; and
•
inability to successfully develop new products or clinical failure.

For instance, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Likewise, we received a CRL from the FDA relating to the Company’s Symbravo product in 2022 (we have since obtained approval for Symbravo). Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA. In the EU, we are not permitted to commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the EC or national competent authorities at the EU member state level.

In the United States, we currently plan to, at least initially, seek approval of some of our product candidates using the 505(b)(2) pathway. These 505(b)(2) product candidates include additional indications for AXS-05. The FDA interprets Section 505(b)(2) of the FDCA for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA, though, requires companies to perform additional clinical trials or preclinical studies to support any deviation from the previously approved product and to support reliance on the FDA’s prior findings of safety and efficacy or published literature.

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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we have and/or intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we have submitted NDAs for AXS-05 and AXS-07 pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these product candidates and, as such, we will have less experience with actual testing of these product candidates.

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

The timeline for review and time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. The timeline for regulatory approval can be affected by a variety of factors, including budget and funding levels, agency staffing, and statutory, regulatory, and policy changes. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, vary among jurisdictions, and/or require us to amend our clinical trial protocols or conduct additional studies that require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. To date, we have submitted two NDAs to the FDA and have obtained regulatory approval for both of our product candidates, Auvelity and Symbravo. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals or uncertainty in the timing of regulatory action could materially adversely impact our development efforts and affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our products and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and/or national competent authorities in Europe, and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond that which we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive, or are only modestly positive, or if there are safety concerns, we may:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our product development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In terms of the compliance deadline, the requirement to submit a diversity action plan applies to clinical studies for which enrollment begins 180 days after the final guidance is published, which was originally anticipated to occur in June 2025. In January 2025, the previously-published draft guidance was removed from the FDA website, which may impact the eventual publication date of the final guidance, and as a result, may delay the compliance deadline.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. For example, in the CRL with respect to our NDA for Symbravo, the FDA noted the need for additional CMC data. Symbravo was subsequently approved by the FDA. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as AD agitation or smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

Based on the side effects disclosed in the EMA required product label for marketed drugs that contain the same active molecule as our product candidates, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products, including Edronax®.

Known side effects for Auvelity, Sunosi, and Symbravo are described on the approved labels for those products. In relation to further development efforts with respect to these compounds, different patient populations may react to these compounds differently. For example, AD agitation patients in the case of AXS-05 or ADHD patients in the case of solriamfetol may experience different side effects than patients taking these products for their currently approved indications. This is particularly true where different dosing, formulations or methods of administration are implicated.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors, including:

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

Certain product candidates of ours, including AXS-05, are combination therapies. A combination therapy is a single drug product that consists of two or more active ingredients, with each component making a contribution to the claimed effect of the drug. The development of combination drugs may be more complex than the development of single agent products and generally requires that sponsors demonstrate the contribution of each component to the claimed effect and the safety and efficacy of the product as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s approval standards required for combination products. The FDA’s requirements concerning combination products may change in the future. Moreover, the applicable requirements for approval may differ from country to country.

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

In order to market and sell our products in the EU, and many other jurisdictions, we or our third‑party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS’s OIG, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authorities’ approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off‑label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential FCA exposure. The FCA allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the FCA, a penalty may be imposed for each false claim, for example, a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, pertaining to certain sales practices and promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and other actions and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the United States, the distribution of product samples to physicians must further comply with the requirements of the U.S. PDMA. If the FDA determines that our promotional materials or activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or activities or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions, or criminal prosecution. These regulatory and enforcement actions could significantly harm our business, financial condition, results of operations, and prospects.

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

Our product(s) are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and GCP, for any clinical trials that we conduct post-approval.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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

In addition, there is a great degree of uncertainty regarding how recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. 369 (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. 799 (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future. These decisions could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and could impact various aspects of the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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
•
stricter harmonized EU rules on data privacy particularly in relation to personal data, including health data, than is the case in the United States which are being further toughened with the EU General Data Protection Regulation, or the GDPR, which became enforceable beginning May 25, 2018;
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
•
costs of compliance with U.S. laws and regulations for foreign operations, including the FCPA or comparable foreign regulations, and the risks and costs of noncompliance;
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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner, or at all, which would limit our ability to commercialize our product candidates.

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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie Inc.; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences LLC; Intra-Cellular Therapies, Inc.; Janssen; Jazz; Otsuka Pharmaceutical Co. Ltd.; Pfizer; and Takeda Pharmaceutical Company Limited.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, more convenient, or less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products or therapeutically similar lower cost brands. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products, which would further impact our commercialization efforts.

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

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products, we may be unable to generate significant product awareness and that lack of awareness may limit the product revenues that we generate.

We recently expanded our commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products, which included the creation of a sales force to launch our commercial stage products throughout the United States. This effort requires additional compliance with a range of federal and state laws. Additionally, we currently commercialize Sunosi outside the United States. Each global market we commercialize Sunosi in has its own set of applicable laws.

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
•
the inability of sales personnel to obtain access to physicians or appropriately persuade adequate numbers of physicians to prescribe any of our current or future product candidates;
•
our inability to effectively oversee a geographically dispersed sales and marketing team;
•
the application of federal and state drug distribution and supply chain requirements to our business;

•
the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•
an inability to secure adequate or any coverage and reimbursement by government and private health plans or other payers;
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

Our products, and, if approved, our product candidates, may not gain acceptance among physicians, patients, third-party payors, or others in the medical community. If any of our products or product candidates, for which we obtain regulatory approval, do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Physicians and their patients may likewise make decisions about therapies based on cost and insurance coverage and reimbursement. Such reimbursement may be impacted by our ability to enter into single-case agreements (in the absence of a longer term agreement) with insurance companies, and the absence of any agreement or inadequate coverage or reimbursement may require patients to pay from their own funds, but the costs of our product may be prohibitive in such cases. Further, patients often acclimate to the therapy that they are currently taking. While they may switch if their physicians recommend switching products, there is no guarantee. Additionally, they may also switch therapies due to lack of reimbursement for existing therapies or for other reasons. Even if physicians prescribe our products, third-party payors may not provide coverage or may not consider them cost effective without a significant price concession, which could negatively impact our revenue. Third-party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

Efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of any of our products will depend on a number of factors, including:

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
•
the willingness of third-party payors to prefer other products, even if not approved for our product’s indication;
•
the extent and strength of our marketing and distribution of such product;
•
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
•
distribution and use restrictions imposed by the FDA with respect to such product or to which we agree as part of a mandatory REMS or voluntary risk management plan;
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
•
potential product liability claims.

Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications and third-party payors provide coverage and reimbursement for the same, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of the approved indication or may not accept it at all. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products.

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

The use of any of our current or future product candidates in clinical trials, and the sale of any of our products exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and face an even greater risk for our commercialized products. For example, we may be sued if any products we develop allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in loss of revenue, including from:

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

Sunosi contains controlled substances as defined in the Federal Controlled Substances Act, or CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the U.S. Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. Sunosi is a Schedule IV controlled substance.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, they may separately schedule our products or our product candidates as well. We, or our partners, may also be required to obtain separate state registrations, permits or licenses in order to be able to manufacture, distribute, administer or prescribe controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

U.S facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our products and product candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties. Any penalties imposed by the DEA to us or our third-party manufacturers could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

We rely on third‑parties to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner, or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with GLP as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, such as GCP for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of the third parties we engage fail to comply with applicable GCP, we, or those third parties, may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so or to meet the related submission requirements can result in enforcement actions, including civil monetary penalties and adverse publicity.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative resources or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with these third-party vendors, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our existing or future products and programs. Our products may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third‑party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If, for any reason we are unable to obtain adequate supplies of our products or the drug substances used to manufacture them, it will be more difficult for us to develop our products and compete effectively. Further, even if we do establish such collaborations or arrangements, our third‑party manufacturers may breach, terminate, or not renew these agreements.

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

We have a limited number of contract manufacturers for our products. At times, we may have only one manufacturer for a product. In addition, we do not have any long‑term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields; quality control, including stability of the product candidate and quality assurance testing; shortages of qualified personnel; and compliance with strictly enforced federal, state, and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, would be jeopardized.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA and comparable foreign regulatory authorities that are applicable to both finished drug products and active pharmaceutical ingredients used both for clinical and commercial supply, through its facilities inspection program. The FDA must verify our contract manufacturers’ compliance with cGMP requirements and comparable foreign regulatory authorities will similarly inspect our contract manufacturers’ facilities after we submit our marketing applications to the agency and comparable foreign regulatory authorities. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we are ultimately responsible for the manufacture of our products, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop or market our products, or obtain regulatory approval for, our product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment; suspension or restrictions on production; suspension, delay, or denial of product approval or supplements to approved products; clinical holds or termination of clinical studies; warning or untitled letters; regulatory authority communications warning the public about safety issues with the drug; refusal to permit the import or export of the products; product seizure, detention, or recall; suits under the civil FCA; corporate integrity agreements; consent decrees; or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates or successfully commercialize our products.

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

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. These service providers provide key services related to warehousing and inventory control, distribution, government price reporting, and customer service, and, as a result, much of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on this service provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. Moreover, these agreements might terminate for a variety of reasons. If we fail to enter into alternative arrangements, this could further delay the commercialization of our products and adversely affect our business.

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

Additionally, if a third party errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability and potentially cause government programs to overpay providers for our products, which could expose us to significant FCA liability and other civil monetary penalties.

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

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products, or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform.

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

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed or 20 years from the earliest non-provisional filing date to which priority is claimed if the patent is granted from a continuing application (e.g., continuation, divisional, or continuation-in-part). Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the USPTO, and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Future patent reform legislation in the U.S. and/or in jurisdictions outside the U.S. could potentially further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

If we, or any future collaboration partner, are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

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

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12, which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

In 2012, we entered into three exclusive license agreements with Antecip an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05, as well as two product candidates that are not currently in development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product-by-product and country-by-country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non‑exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

In connection with the Acquisition, in addition to the upfront purchase price, we assumed certain liabilities in connection with the Acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK and Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties and certain sales and development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We, or our licensors, may not be able to protect our intellectual property rights throughout the world.

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

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal, state, and foreign healthcare laws, including laws governing fraud and abuse, transparency, health, and other data protection, information privacy and security, we could face substantial penalties and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate Statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, HIPAA, the FCPA, the ACA, and other state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. We are subject to healthcare laws by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy and security laws apply in broader circumstances than HIPAA and its implementing regulations. For example, California enacted legislation – the CCPA, which went into effect in January 2020, as subsequently amended by the CPRA, passed on November 3, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, many data privacy and security laws within the U.S. have concurrent jurisdiction, which could subject us to enforcement by multiple agencies under multiple statutes for the same conduct (e.g., FTC enforcement under Section 5, HHS-Office for Civil Rights enforcement under HIPAA, and actions by state Attorneys General for violation of applicable state laws). Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and incurred costs. Some of these state laws have not taken effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws.

In addition, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal data, including health data, relating to individuals located in the EU, which was formerly governed by the provisions of the EU Data Protection Directive 95/46, was replaced with the EU GDPR in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the legal basis of the processing of personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the U.S. and other non-EEA countries that do not provide a level of protection to personal data in line with the GDPR standard, provides an enforcement authority in each EU member state and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent coming into force of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Moreover, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

If we, or our operations, are found to be in violation of any federal or state healthcare, data or information privacy law, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil, or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

If the government or third-party payors fail to provide adequate coverage and payment rates for any of our products, or if such payors and health care providers including health maintenance organizations (HMOs) and long-term care facilities choose to use therapies that are less expensive, our revenue and prospects for profitability may be limited.

In both domestic and foreign markets, sales of our products depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, managed care organizations, private health insurers, and other similar programs and organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Many private payors employ “new-to-market blocks” for newly launched medications and other products until the payors have had the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient or other third party is responsible to pay the full price, which can significantly limit utilization. If reimbursement is not available, or is available only up to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing, and reimbursement for new drug products varies widely from country to country. Current and future legislation and/or administrative action may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. For example, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program,” which may impact our reimbursement and rebate strategy. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Additionally, drug pricing is a key state and federal issue within the U.S., with recent legislation and additional proposals designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and Medicaid, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect continued focus and pressure on drug pricing going forward. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more of our products or product candidates. Our ability, and the ability of our collaborators, to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, and other organizations. Regulatory authorities and third-party payors, such as private health insurers and HMOs, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, and are challenging the prices charged for drugs. Brand drugs without generic equivalents are often included in therapeutic classes with other brands that have generic versions and may be similarly disadvantaged by the availability of low-cost alternatives within the class, particularly if a generic version of the same agent is available in another form.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our products to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost effectiveness of any of our products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, ability to raise capital needed to commercialize products, and overall financial condition.

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

We expect that federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the IRA was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted DSCSA imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met; that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

In the EU, recently adopted and pending legislation will impact regulatory procedures for medicinal products. Key developments include Regulation (EU) 2021/2282 on health technology assessment (HTA Regulation), which became applicable in the EU on 12 January 2025. Additionally, in April 2023, the EC adopted a proposal to revise the EU pharmaceutical legislation consisting of a new directive and a new regulation that would replace Directive 2001/83/EC and Regulation (EC) 726/2004, among others. In April 2024, the European Parliament introduced amendments to the EC’s proposal. The EU legislative process remains ongoing, with several stages still required before the reform can receive final approval. If approved, the reform would mark the most significant overhaul of EU pharmaceutical law since 2004, with a wide range of impacts including on approval procedures, regulatory data protection, or RDP, and the so-called “Bolar exemption,” among others.

We are subject to a variety of U.S. and international laws and regulations.

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the FCPA or other anti-bribery and corruption laws; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing data privacy regulations and enforcement, particularly in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

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

Our third‑party manufacturers may use hazardous materials in the production of our products and, if so, they must comply with environmental laws and regulations, which can be expensive and restrict how we or they do business.

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

As of February 11, 2025, we had 683 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report must include disclosure of any material weaknesses identified by our management during its periodic assessment of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also requires our independent auditors to attest to, and report on, this management assessment. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. If we are not able to comply with the requirements of Section 404, or if we, or our independent registered public accounting firm, are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Moreover, if we are not able to comply with these requirements in a timely manner, or if we, or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, we could lose investor confidence in the accuracy and completeness of our financial reports, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Environmental, social, and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social, and governance, or ESG concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

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

The trading price of our common stock is likely to be highly volatile. For example, in 2019, we experienced an extraordinary level of appreciation in our stock price. Such levels of gain are unlikely to continue in the future. Since then, we have seen both significant appreciations and depreciations in our stock price. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
•
regulatory developments affecting our current products, or the products of our competitors; and
•
the level of underlying demand for our products.

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

As of February 11, 2025, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 44% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of February 11, 2025, we have outstanding 48,765,403 shares of common stock and 9,570,909 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 40,726,651 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2024, we had U.S. federal net operating loss, or NOL, carryforwards of approximately $572.1 million and foreign NOL carryforwards of $4.8 million. U.S. federal net operating loss carry forwards amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the U.S. federal net operating losses of approximately $512.3 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. In the event a change of ownership occurs, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (3) any action asserting a claim arising pursuant to the DGCL, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Responsibilities

The Board recognizes that cybersecurity represents an important component of the Company’s overall enterprise risk management, or ERM. The Company seeks to mitigate cybersecurity risks through a cross-functional approach, including its Cybersecurity Committee, focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by assessing, identifying, preventing, and managing risks from cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our Head of Information Technology (IT) oversees overall cybersecurity management, including appropriate risk mitigation strategies, systems, processes, and controls and provides periodic, but at least annually, reports to our Board or the Audit Committee of the Board of Directors, or the Audit Committee. The IT security team has over 40 years of combined technology experience, and over 20 years of experience in safeguarding and monitoring networks and systems, responding to incidents, and reducing the risk of business exposure. The Company’s Cybersecurity Committee is comprised of information technology, finance, legal, human resources, and data privacy employees, including the Head of IT. It meets regularly, but at least annually, to review and provide oversight of the Company’s cybersecurity risks and data security programs, policies, and strategies. Pursuant to internal policies, the Head of IT will notify the Cybersecurity Committee of significant cybersecurity incidents and breaches. The Cybersecurity Committee reviews, analyzes, and responds to cybersecurity incidents and breaches. Additional responsibilities and risk mitigation strategies relate to business continuity and business resiliency capabilities.

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

The Company regularly assesses and tests its cybersecurity policies, standards, processes, and practices, including, but not limited to, audits, tabletop exercises, threat modeling, and penetration and vulnerability testing. The Company regularly engages outside advisors and experts to anticipate future threats and trends and to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Cybersecurity Committee, Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Cybersecurity Technical Safeguards

The Company invests in new information and cybersecurity services and technologies. Technical safeguards designed to protect the Company’s information systems from cybersecurity threats include firewalls, continuous threat detection and response system(s), data leak prevention, enhanced email protection, antimalware functionality, and access controls, which are evaluated and improved through periodic assessments and cybersecurity threat intelligence.

Cybersecurity Incident Response and Recovery Planning

The Company has established and maintains incident response and data recovery plans that address the Company’s response to a cybersecurity incident, and plans are reviewed by the Cybersecurity Committee and members of the IT department.

Third-Party Risk Management

The Company maintains a risk-based approach to identifying and overseeing risks from cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

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

ITEM 2. PROPERTIES.

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY, or the Sublease. This space is utilized by the Company for its corporate and executive offices. The Sublease commenced on April 7, 2023 and was for ten (10) years. The Company had a one-time option to terminate the Sublease on its fifth anniversary upon the payment of a fee to the sublandlord.

On January 17, 2025, we entered into an Amendment to our Sublease (the “First Amendment”), pursuant to which we will relinquish our existing space in One World Trade Center and commence occupancy of different space within the building. The First Amendment extends the Sublease expiration date to January 31, 2036. We now have a one-time option to terminate the Sublease effective March 30, 2031 upon the payment of a fee to the sublandlord. The Company is responsible for base rent under the Sublease and certain additional customary variable costs, such as an allocable portion of building taxes and operating expenses. In connection with the Sublease and First Amendment, the Company received certain rent and work concessions from the sublandlord.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva Pharmaceuticals, Inc., or Teva, relating to Teva’s ANDA for Auvelity. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, or the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the NJ District Court. On February 26, 2024, the NJ District Court consolidated the first and second actions. Fact discovery is currently scheduled to close on March 24, 2025 in the consolidated action. On May 28, 2024, we commenced a third patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:24-cv-06489 in the NJ District Court. On September 30, 2024, we commenced a fourth patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2-24-cv-09535 in the NJ District Court. On December 5, 2024, we commenced a fifth patent infringement action against Teva relating to Teva’s ANDA. The fifth action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2-24-cv-10938 in the NJ District Court. On January 7, 2025, the NJ District Court consolidated that third, fourth, and fifth actions.

On February 10, 2025, the Company announced that it had entered into a settlement agreement with Teva to resolve all outstanding litigation between the parties relating to Auvelity. Under the terms of the settlement agreement, Axsome will grant Teva a license to sell its generic version of Auvelity beginning on or after March 31, 2039, if pediatric exclusivity is granted for Auvelity, or on or after September 30, 2038, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant’s ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd.No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:25-cv-00643, respectively, all of which are in the NJ District Court. On June 4, 2024, Axsome and the Malta Subsidiary entered into a settlement agreement with Unichem under which agreement Unichem agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. On August 21, 2024, Axsome and the Malta Subsidiary reached an agreement to dismiss the actions pending against Sandoz. All other actions are currently pending. On September 25, 2024, Hikma Pharmaceuticals USA, Inc. filed a petition for Inter Partes Review of U.S. Patent No. 11,560,354 before the United States Patent and Trademark Office’s Patent Trial and Appeal Board. That petition is captioned Hikma Pharmaceuticals USA Inc. f/k/a West-Ward Pharmaceuticals Corp. v. Axsome Malta Ltd. IPR2024-01418.

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

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024.

Holders

The number of record holders of our common stock as of February 11, 2025, was two. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our Board may deem relevant. In addition, the terms of our existing term loan with Hercules precludes us from paying cash dividends without the consent of Hercules, except under certain circumstances.

ITEM 6. RESERVED

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

Overview

We are a biopharmaceutical company leading a new era in the treatment of CNS disorders. We deliver scientific breakthroughs by identifying critical gaps in care and developing differentiated products with a focus on novel mechanisms of action that enable meaningful advancements in patient outcomes. Our CNS portfolio includes multiple FDA-approved products that are being further developed for additional neurological or psychiatric conditions and novel product candidates in late-stage clinical development. In May 2022, we completed the U.S. acquisition of Sunosi from Jazz and in November 2022, we acquired the ex-U.S. assets of Sunosi from Jazz for certain international markets. Sunosi is a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, and also approved in Europe in January 2020 by the European Commission. In August 2022, Auvelity® was approved by the FDA for the treatment of MDD in adults and we initiated the commercial launch of Auvelity in the U.S. in October 2022. In January 2025, Symbravo® was approved by the FDA for the acute treatment of migraine with or without aura in adults. Refer to Part I, Item 1. “Business” for a summary of our clinical programs.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities, the commercial launches of Auvelity and Sunosi, and preparatory activities for the launch of Symbravo. Subsequent to our IPO, we financed our operations primarily through proceeds from sales of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of Auvelity and Sunosi, and plan to commercially launch Symbravo, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $287.2 million and $239.2 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit as of December 31, 2024 was $1,122.8 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated $381.7 million and $202.5 million in net revenue from product sales for the years ended December 31, 2024 and 2023, respectively.

We expect that Auvelity, Sunosi, and Symbravo revenues are likely to fluctuate based on demand quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. We have incurred significant operating losses since inception. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from such product candidates, and our results of operations and financial position, would be materially and adversely affected. If we enter into licensing or collaboration arrangements, such agreements may or may not generate revenue in the future.

Additionally, in the fourth quarter of 2024, we recorded a milestone revenue of $0.5 million related to an achievement of a regulatory milestone in China for Sunosi from SK. In the first quarter of 2023, we recorded license revenue of $65.7 million related to the Pharmanovia License Agreement (as defined below). See below for more detail.

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement with Pharmanovia to commercialize and further develop Sunosi® in the Territory. Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. For the year ended December 31, 2024, we recognized royalty revenue of $3.5 million related to Pharmanovia’s sales of Sunosi.

Cost of revenue

Cost of revenue includes direct costs of formulating, manufacturing, and packaging drug product, overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management, royalty expense, and other miscellaneous operating costs. In the fourth quarter of 2024, we recorded a $2.5 million expense for the achievement of a sales-based milestone related to world-wide Sunosi sales. In the first quarter of 2023, we recorded a $5.0 million license sharing expense related to the upfront license revenue received.

Research and development expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee-related expenses including salaries, benefits, travel, and stock based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as CROs, facilities costs, overhead costs, depreciation, and other related costs.

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file an NDA for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Auvelity, Sunosi, and Symbravo or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Intangible asset amortization

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

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from: invoice discounts for prompt payment and distribution service fees, government rebates, PBMs and Managed Care Organization rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to Accounts receivable, net or accrued expenses and other current liabilities. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which we are entitled to based on the terms of the contracts.

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

If a license to the intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights and are accounted for as separate performance obligations.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, we first evaluate the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves consideration of factors including macroeconomic conditions, conditions specific to the industry, external cost factors that could have a significant effect on earnings or cash flows, all of which requires significant judgment. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations. As of December 31, 2024, we determined that we have one reporting unit. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the year ended December 31, 2024.

Intangible asset

The intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. We evaluate recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. When impairment indicators are present, we assess the undiscounted projected cash flow for the asset and compare this estimated amount to carrying amount. If the carrying amount is greater, we record an impairment loss for the amount equal to the excess carrying amount over fair value. Due to the nature of estimating project cash flows for an asset, there is significant judgment involved in determining the fair value of an intangible asset. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2024.

Contingent consideration

Consideration paid in a business combination may include contingent consideration. In connection with the Acquisition, we have obligations to make royalty payments to Jazz in the high single-digits on our U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on our U.S. net sales of Sunosi for future indications. We estimate fair value of contingent consideration liabilities using the probability weighted income approach as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. During each reporting period, significant assumptions are required in determining fair value, including estimating the future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. Significant judgment is used in assessing the appropriateness of these assumptions as one or more may involve inputs that are not observable in the market. Accordingly, changes in the assumptions may have a material impact on the change in fair value of contingent consideration liabilities recorded in any given period.

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of December 31, 2024, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $91.5 million to $104.5 million. As of December 31, 2024, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $92.9 million to $102.9 million.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2024, we do not believe any material uncertain tax positions are present.

As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $572.1 million and foreign NOL carryforwards of $4.8 million. U.S. federal NOLs amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $512.3 million generated in 2018 and later have an indefinite carryforward period.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023
Revenues:
Product sales, net	$381,677	$202,460
License revenue	—	65,735
Royalty and milestone revenue	4,016	2,405
Total revenues	385,693	270,600
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	33,303	26,065
Research and development	187,077	97,944
Selling, general and administrative	411,359	323,123
Loss in fair value of contingent consideration	28,124	48,918
Intangible asset amortization	6,392	6,375
Total operating expenses	666,255	502,425
Loss from operations	(280,562)	(231,825)
Interest expense, net	(6,569)	(6,453)
Loss before income taxes	(287,131)	(238,278)
Income tax expense	(85)	(960)
Net loss	$(287,216)	$(239,238)
Net loss per common share, basic and diluted	$(5.99)	$(5.27)
Weighted average common shares outstanding, basic and diluted	47,914,253	45,425,212

Product sales, net. Auvelity U.S. net sales were $291.4 million and $130.1 million for the years ended December 31, 2024 and 2023, respectively. Sunosi net sales were $90.3 million and $72.4 million for the years ended December 31, 2024 and 2023, respectively. The increases were primarily due to the increase in unit sales volume for both Auvelity and Sunosi.

The following table summarizes the activity of our sales allowance and reserves as of and for the year ended December 31, 2024 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2023	$37,492	$12,501	$9,222	$59,215
Provisions	239,549	97,169	41,277	377,995
Payments/credits	(221,629)	(96,166)	(31,961)	(349,756)
Balance at December 31, 2024	$55,412	$13,504	$18,538	$87,454

License revenue. In February 2023, we entered into the Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets. We recognized the upfront payment of $65.7 million from Pharmanovia as license revenue during the first quarter of 2023. We did not have license revenue during the year ended December 31, 2024.

Royalty and milestone revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $3.5 million for the year ended December 31, 2024, as compared to $2.4 million for the year ended December 31, 2023 attributable to Pharmanovia sales of Sunosi in the out-licensed markets. The increase was in line with the increase in unit sales volume of Sunosi in certain ex-U.S. markets. Further, in the fourth quarter of 2024, we recognized milestone revenue of $0.5 million related to an achievement of a regulatory milestone in China for Sunosi from SK.

Cost of revenue. Cost of revenue was $33.3 million for the year ended December 31, 2024, as compared to $26.1 million for the year ended December 31, 2023. The increase was in line with the increase in sales of Auvelity and Sunosi. Cost of revenue for the year ended December 31, 2024 includes a $2.5 million expense for the achievement of a sales-based milestone related to world-wide Sunosi sales. Additionally, cost of revenue for the year ended December 31, 2023 includes a $5.0 million license sharing expense related to the Pharmanovia License Agreement.

Research and development. The following table summarizes our research and development expenses for our primary products for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Solriamfetol	$53,678	$18,232
AXS-05	62,877	34,011
AXS-07	15,587	8,101
AXS-12	9,362	10,431
AXS-14	11,881	7,091
Other research and development (*)	12,274	5,998
Stock-based compensation	21,418	14,080
Total research and development expenses	$187,077	$97,944

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.

Research and development expenses increased by $89.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily related to the Phase 3 trials for additional indications, including studies in ADHD, MDD, BED, and SWD, for solriamfetol, the advancement of ongoing Phase 3 trials of AXS-05 and AXS-12, higher manufacturing costs for AXS-07 and AXS-14, and higher personnel costs due to organizational growth. Research and development expenses are expected to stabilize at current levels in the near term as certain development programs near completion while new development programs are initiated.

Selling, general and administrative. Selling, general and administrative expenses were $411.4 million for the year ended December 31, 2024, as compared to $323.1 million for the year ended December 31, 2023. The increase was primarily related to greater commercial activities for Auvelity and Sunosi, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising costs for Auvelity and Sunosi, launch Symbravo, and to support general administrative needs.

Loss in Fair Value of Contingent Consideration. The $28.1 million change for the year ended December 31, 2024, as compared to a $48.9 million change for the year ended December 31, 2023 was primarily related to changes in significant unobservable inputs, including discount rates, and significant assumptions, including future sales estimates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $6.4 million for both the years ended December 31, 2024 and 2023.

Interest expense, net. Interest expense, net, was $6.6 million for the year ended December 31, 2024 as compared to $6.5 million for the year ended December 31, 2023. The increase was mainly due to an increase in interest expense related to the Loan Agreement and non-cash interest expense on leases, offset by additional interest income from higher interest rates on cash balances.

Income tax expense. We recorded an income tax expense of $0.1 million for the year ended December 31, 2024 due to state taxes that we expect to pay based on minimum tax requirements in various states. We recorded a tax expense of $1.0 million for the year ended December 31, 2023 due to income earned in Malta in relation to the license revenue recognized from the Pharmanovia License Agreement.

Net loss. Net loss for the year ended December 31, 2024 was $287.2 million as compared to $239.2 million for the year ended December 31, 2023. The increase was primarily due to higher research and development spend from pre-clinical and ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Auvelity and Sunosi, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense. Additionally, the increase in net loss was impacted by the upfront payment of $65.7 million received from Pharmanovia in the first quarter of 2023.

Liquidity and Capital Resources

Since our inception through December 31, 2024, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

On December 2, 2022, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount, which we refer to as the 2022 Shelf Registration Statement. It was declared effective by the SEC upon filing. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2022 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2022 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

For the year ended December 31, 2024, we received approximately $40.8 million in gross proceeds through the sale of 466,108 shares, of which net proceeds were approximately $40.0 million, under the March 2022 Sales Agreement. We did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

In January 2023, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment, with Hercules. The Third Amendment increased the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. In September 2024, we entered into a Fifth Amendment to the Loan Agreement, or the Fifth Amendment, with Hercules. The Fifth Amendment amended the terms of the Loan Agreement to, among other things: (i) increase the size of the aggregate principal amount under tranche 3 of the 2020 Term Loan (as defined below) from $75.0 to $80.0 million; (ii) extend the availability periods of certain tranches of the 2020 Term Loan; (iii) alter the terms of the performance covenants contained in the Loan Agreement and also add a new performance covenant; (iv) conditionally waive the minimum cash requirement during such periods of time that Axsome’s market capitalization exceeds $1.5 billion; and (v) permit Axsome Malta Ltd., or the Malta Subsidiary, to request an advance from the Lenders (as defined in the Loan Agreement) up to a certain amount to the extent that Axsome may request an advance in such amount and to increase the amount of cash that the Malta Subsidiary may hold outside of the United States, as set forth in greater detail in the Fifth Amendment. We drew down upon tranche 1C of the 2020 Term Loan, and as of December 31, 2024, we had approximately $180 million outstanding and $150 million remaining under the 2020 Term Loan. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules”, “Contractual Obligations and Commitments – September 2024 Fifth Amendment to the Loan and Security Agreement – Hercules” sections below, and Note 10. Loan and Security Agreement for more information.

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

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY, or the Sublease. This space is utilized as our corporate and executive offices. The Sublease commenced on April 7, 2023 and will run for ten (10) years. We have a one-time option to terminate the Sublease on its fifth anniversary upon the payment of a fee to the sublandlord. We are responsible for base rent under the Sublease and certain additional customary variable costs such as an allocable portion of building taxes and operating expenses. In connection with the Sublease, we received certain rent and work concessions from the sublandlord. The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. See Note 11. Commitments and Contingencies for further information on future contractual obligations.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(128,410)	$(145,080)
Investing activities	(270)	(582)
Financing activities	57,840	331,013
Net increase (decrease) in cash	$(70,840)	$185,351

Operating Activities. Cash used in operating activities for the year ended December 31, 2024 was $128.4 million as compared to $145.1 million for the year ended December 31, 2023. The decrease of $16.7 million was mainly due to higher net product revenues from Auvelity and Sunosi in 2024, which was offset by the increase in cash used in commercial and clinical activities in 2024. Operating activities in 2023 also was impacted by the receipt of a $65.7 million upfront payment from Pharmanovia in the first quarter of 2023.

Investing Activities. Cash used in investing activities for the year ended December 31, 2024 was $270 thousand, as compared to $582 thousand for the year ended December 31, 2023. The decrease was impacted by the expansion of our corporate headquarters during 2023.

Financing Activities. Cash provided by financing activities was $57.8 million for the year ended December 31, 2024, which included net proceeds of $40.0 million from issuance of common stock for financing purposes as well as proceeds of $30.7 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $11.8 million. Cash provided by financing activities was $331.0 million for the year ended December 31, 2023, which included net proceeds related to the June 2023 public offering of $211.3 million and additional net proceeds of $31.7 million as the underwriters fully exercised their option to purchase additional shares, net proceeds of $83.6 million from draw-downs related to the Loan Agreement with Hercules, and proceeds of $12.4 million from the issuance of common stock upon the exercise of employee stock options, offset by payments of contingent consideration and tax withholdings on stock awards for a total of $8.0 million.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to have losses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercially launch Symbravo while further investing in Auvelity and Sunosi. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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

License agreements with Antecip Bioventures

Under three exclusive license agreements with Antecip an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., we are obligated to make specified royalty payments ranging from 1.5% to 4.5%, subject to up to a 50% reduction depending on required payments to third parties, on net sales of our products containing the licensed technology of AXS-02, AXS-05, and AXS-04.

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

We allowed Tranche 2, which totaled $25.0 million, to expire undrawn.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $315.4 million as of December 31, 2024. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, which use short-term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on December 31, 2024 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2024, the Company’s directors or officers did not adopt or terminate any Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act.

During the fourth quarter of 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserves for Variable Consideration - Commercial Managed Care — Refer to Note 2 to the financial statements

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

The provision related to Commercial Managed Care rebate programs (the “Commercial rebate accruals”) involves the use of significant assumptions and judgments in its calculation. These significant assumptions and judgments include consideration of prior payment history, customer utilization mix data, changes to product price, expected patient usage, claims timing lags, and inventory levels in the distribution channel.

Given the complexity involved in determining the assumptions used in calculating the Commercial rebate accruals, auditing these estimates involved especially subjective judgment.

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
•
We tested the assumptions and key inputs used to calculate Commercial rebate accruals.
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

February 18, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Axsome Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.

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

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Axsome Therapeutics, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 27, 2023

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$315,353	$386,193
Accounts receivable, net	142,001	94,820
Inventories, net	15,732	15,135
Prepaid and other current assets	11,978	8,115
Total current assets	485,064	504,263
Equipment, net	584	846
Right-of-use asset - operating lease	5,383	6,772
Goodwill	12,042	12,042
Intangible asset, net	46,894	53,286
Non-current inventory and other assets	18,531	11,027
Total assets	$568,498	$588,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$71,997	$40,679
Accrued expenses and other current liabilities	147,987	90,501
Operating lease liability, current portion	1,835	1,267
Contingent consideration, current	8,285	6,407
Total current liabilities	230,104	138,854
Contingent consideration, non-current	91,680	73,300
Loan payable, long-term	180,710	178,070
Operating lease liability, long-term	6,046	7,035
Finance lease liability, long-term	2,943	—
Total liabilities	511,483	397,259
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 48,667,587 and 47,351,363 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	5	5
Additional paid-in capital	1,179,797	1,026,543
Accumulated deficit	(1,122,787)	(835,571)
Total stockholders’ equity	57,015	190,977
Total liabilities and stockholders’ equity	$568,498	$588,236

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$381,677	$202,460	$50,037
License revenue	—	65,735	—
Royalty and milestone revenue	4,016	2,405	—
Total revenues	385,693	270,600	50,037
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	33,303	26,065	5,198
Research and development	187,077	97,944	57,947
Selling, general and administrative	411,359	323,123	159,254
Loss in fair value of contingent consideration	28,124	48,918	3,298
Intangible asset amortization	6,392	6,375	4,139
Total operating expenses	666,255	502,425	229,836
Loss from operations	(280,562)	(231,825)	(179,799)
Interest expense, net	(6,569)	(6,453)	(7,335)
Loss before income taxes	(287,131)	(238,278)	(187,134)
Income tax expense	(85)	(960)	—
Net loss	$(287,216)	$(239,238)	$(187,134)
Net loss per common share, basic and diluted	$(5.99)	$(5.27)	$(4.60)
Weighted average common shares outstanding, basic and diluted	47,914,253	45,425,212	40,655,941

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	37,816,794	4	424,826	(409,199)	15,631
Stock-based compensation	—	—	37,726	—	37,726
Issuance of common stock upon exercise of options	340,149	—	6,251	—	6,251
Issuance of common stock upon vesting of RSUs	21,214	—	—	—
Issuance of common stock upon financing	5,320,460	—	236,788	—	236,788
Issuance of warrants	—	—	826	—	826
Shares tendered for withholding taxes	—	—	(532)	—	(532)
Net loss	—	—	—	(187,134)	(187,134)
Balance at December 31, 2022	43,498,617	4	705,885	(596,333)	109,556
Stock-based compensation	—	—	65,357	—	65,357
Issuance of common stock upon exercise of options	358,760	—	12,419	—	12,419
Issuance of common stock upon vesting of RSUs	43,986	—	—	—
Issuance of common stock upon financing	3,450,000	1	243,082	—	243,083
Issuance of warrants	—	—	1,635	—	1,635
Shares tendered for withholding taxes	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	(239,238)	(239,238)
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	86,558	—	86,558
Issuance of common stock upon exercise of options and under employee stock purchase plan	770,531	—	30,680	—	30,680
Issuance of common stock upon vesting of RSUs	79,585	—	—	—
Issuance of common stock upon financing	466,108	—	39,968	—	39,968
Shares tendered for withholding taxes	—	—	(3,952)	—	(3,952)
Net loss	—	—	—	(287,216)	(287,216)
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(287,216)	$(239,238)	$(187,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	85,218	62,620	37,726
Amortization of intangible asset	6,392	6,375	4,139
Amortization of debt discount	2,640	2,574	1,483
Depreciation	532	459	263
Loss in fair value of contingent consideration	28,124	48,918	3,298
Non-cash lease expense	1,388	1,450	1,162
Right-of-use asset amortization for finance lease	1,034	—	—
Change in operating lease liability	(422)	154	(1,118)
Changes in operating assets and liabilities:
Accounts receivable, net	(47,181)	(57,121)	(37,699)
Inventories, net	744	(8,156)	(1,331)
Prepaid expenses and other current assets	(3,863)	(5,335)	(2,735)
Non-current inventory and other assets	(3,183)	3,694	(3,944)
Accounts payable	31,318	2,074	25,456
Accrued expenses and other current liabilities	56,065	36,452	43,923
Net cash used in operating activities	(128,410)	(145,080)	(116,511)
Cash flows from investing activities
Purchases of equipment	(270)	(582)	(702)
Cash paid for business combination	—	—	(53,000)
Net cash used in investing activities	(270)	(582)	(53,702)
Cash flows from financing activities
Proceeds from draw down of debt	—	85,000	45,000
Payment of debt issuance costs	—	(1,442)	(487)
Payments on principal portion of finance lease obligation	(990)	—	—
Proceeds from issuance of common stock upon financing	40,784	258,750	243,763
Cash paid for common stock issuance costs	(816)	(15,668)	(6,975)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	30,680	12,419	6,251
Payment of contingent consideration	(7,866)	(6,211)	(2,438)
Payments of tax withholdings on stock awards	(3,952)	(1,835)	(532)
Net cash provided by financing activities	57,840	331,013	284,582
Net (decrease) increase in cash	(70,840)	185,351	114,369
Cash at beginning of period	386,193	200,842	86,473
Cash at end of period	$315,353	$386,193	$200,842
Supplemental disclosures of cash flow information:
Interest paid	$19,690	$16,730	$7,686
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	7,802	$561
Finance lease right-of-use asset obtained in exchange for finance lease liability	5,355	—	—
Supplemental disclosures of non-cash investing activity:
Fair value of contingent consideration in a business combination	99,965	79,707	37,000
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	—	1,635	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”) is a biopharmaceutical company leading a new era in the treatment of central nervous system (“CNS”) disorders. The Company delivers scientific breakthroughs by identifying critical gaps in care and develops differentiated products with a focus on novel mechanisms of action that enable meaningful advancements in patient outcomes. Axsome was incorporated on January 12, 2012, in the State of Delaware. The Company’s CNS portfolio includes three approved products – Auvelity® (the components of which are referred to as “AXS-05”), Sunosi® (the components of which are referred to as “solriamfetol”), both of which are also being developed for further indications, and Symbravo® (the components of which are referred to as “AXS-07”), which was recently approved by the FDA on January 30, 2025 – as well as two product candidates, AXS-12, and AXS-14, which are being developed for multiple indications. The Company refers herein to Auvelity, Sunosi, Symbravo, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

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

The Company announced, in August 2022, FDA approval of Auvelity, and in October 2022, the U.S. commercial availability of Auvelity, for the treatment of major depressive disorder in adults.

The Company announced, in January 2025, FDA approval of Symbravo (meloxicam and rizatriptan) for the acute treatment of migraine with or without aura in adults.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated during the consolidation process.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of December 31, 2024, the Company had an accumulated deficit of $1,122.8 million.

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

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing. During that time, the Company expects that its expenses will increase primarily due to the commercialization of Auvelity, Sunosi, and Symbravo while continuing to further develop the Company’s pipeline assets. The Company may use a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements if market conditions are favorable or as a result of other strategic considerations to finance its future cash needs.

The Company’s common stock is listed on The Nasdaq Global Market and trades under the symbol “AXSM.”

Note 2. Summary of Significant Accounting Policies

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise additional capital. If the Company’s commercialization of its products is not financially successful, it will be unable to generate sufficient recurring product revenue to achieve and maintain profitability.

The Company currently has three commercial products, Auvelity and Sunosi, and recently FDA-approved product, Symbravo, and there can be no assurance that the Company’s research and development efforts will result in successfully commercialized products in addition to Auvelity and Sunosi. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company’s goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net (below) and Note 15. Revenues.

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

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right, and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights and are accounted for as separate performance obligations.

Contingent milestones at contract inception are estimated to the extent that it is probable that a significant revenue reversal would not occur and are included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and, therefore, the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that a significant revenue reversal would not occur and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells Auvelity and Sunosi in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approval for Symbravo in January 2025 and did not record any product sales with respect to Symbravo for the periods covered by this report. See Note 15. Revenues for a further breakout of product sales, net.

Reserves for Variable Consideration

The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and are classified as reductions to accounts receivable, net if payable to a customer or accrued expenses and other current liabilities if payable to a third-party. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Trade Discounts and Allowances - The Company generally provides discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its distributors for distribution services and data. These payments have been recorded as a reduction to product sales as well as a reduction to accounts receivable, net on the consolidated balance sheets.

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

Chargebacks and Discounts - Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to distributors. Distributors charge the Company for the difference between what they pay for the product and the ultimate selling price. These reserves are established in the same period that the related product sales are recognized, resulting in a reduction to product sales and accounts receivable, net.

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

Cost of Revenue

The Company’s cost of revenue consists of cost of product sales, fee sharing expense related to the upfront license revenue received, and expense related to a sales-based milestone. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization. In the fourth quarter of 2024, the Company recorded a $2.5 million expense for the achievement of a sales-based milestone related to world-wide Sunosi sales. In the first quarter of 2023, the Company recorded a $5.0 million fee sharing expense related to the upfront license revenue received.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals Co. Ltd. (“SK”) and Aerial Biopharma, LLC (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. Additionally, the Company pays a royalty to Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), Herriot Tabuteau, M.D., equal to 3.0% of Auvelity net sales.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing and delivering novel therapies for the management of CNS disorders. See Note 20. Segment Information for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2024, the balance of cash and cash equivalents was $315.4 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At December 31, 2024, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of December 31, 2024, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the fiscal year ended December 31, 2024. The balance of goodwill was $12.0 million at both December 31, 2024 and December 31, 2023.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2024.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company’s U.S. net sales of Sunosi in the current indication and a mid single-digit royalty on the Company’s U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the probability weighted income approach and makes significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, contingent warrant liability, current and long-term debt, and current and non-current contingent consideration. The Company’s Level 1 financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities. They are considered Level 1 as the carrying values reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company’s Level 3 financial instruments include contingent warrant liability and current and non-current contingent consideration due to the significant unobservable inputs required in determining their respective fair values.

The Company categorized the fair value of contingent consideration liabilities as Level 3 within the fair value hierarchy as the estimate is based on significant unobservable inputs requiring management judgment. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success and discount rates. Contingent consideration liabilities are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 8. Fair Value of Financial Instruments for further detail.

The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, is considered Level 3 within the fair value hierarchy. The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 8. Fair Value of Financial Instruments for further detail.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivable typically have a standard payment term of 60 days or less and do not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of December 31, 2024, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 4. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the years ended December 31, 2024, 2023, and 2022, advertising costs were $101.2 million, $100.3 million, and $35.3 million, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2024, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023 and concluded it did not have a material impact on the Company’s financial statements. See Note 3. Business Combination for further information.

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted this standard as of January 1, 2024. See Note 20. Segment Information for further information.

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

Under the terms of the Purchase Agreement, the Company received from Jazz worldwide commercial, development, manufacturing, and intellectual property rights to Sunosi, except for certain Asian markets. Jazz received from the Company a total upfront payment of $53 million. In addition, Jazz will receive a high single-digit royalty on the Company’s U.S. net sales of Sunosi in the current indication, and a mid single-digit royalty on the Company’s U.S. net sales of Sunosi in future indications. The Company also assumed the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets as stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. The Company financed the transaction via its existing term loan facility with Hercules Capital, Inc.

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

Accrued expenses and other current liabilities acquired were the Company’s assumed sales returns liability for Sunosi after the transaction close date related to Sunosi sales recorded by Jazz prior to the Initial Closing.

Pro Forma Consolidated Financial Information (Unaudited)

The following unaudited pro forma summary presents consolidated information of the Company, including Sunosi, as if the business combination had occurred on January 1, 2022, the earliest period presented herein:

Year ended December 31,
2022
Net revenues	$74,065
Net loss	(211,571)

Note 4. Accounts Receivable, net

Accounts receivable, net, consisted of the following:

	December 31, 2024	December 31, 2023
Trade receivables	$155,505	$107,320
Less: Reserves for variable consideration	(13,504)	(12,500)
Accounts receivable, net	$142,001	$94,820

Note 5. Inventory

Inventory consisted of the following:

	December 31, 2024	December 31, 2023
Raw materials	$9,541	$5,534
Work in process	7,723	10,287
Finished goods	8,986	9,643
Total	$26,250	$25,464

There were no material inventory reserves or write downs of any excess and obsolete inventory as of December 31, 2024. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	December 31, 2024	December 31, 2023
Balance sheet classification
Inventories, net	$15,732	$15,135
Non-current inventory and other assets	10,518	10,329
Total	$26,250	$25,464

Note 6. Goodwill

The following table provides the Company’s carrying amount of goodwill as of December 31, 2024.

Goodwill
Balance at December 31, 2023	$12,042
Additions/adjustments	—
Balance at December 31, 2024	$12,042

Note 7. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2023
Finite-lived intangible asset	$63,800	$10,514	$53,286	9-years
Balance at December 31, 2024
Finite-lived intangible asset	$63,800	$16,906	$46,894	8-years

Based on the finite-lived intangible asset recorded as of December 31, 2024, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2025	$6,375
2026	6,375
2027	6,375
2028	6,392
2029	6,375
Thereafter	15,002
Total	$46,894

Note 8. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $8.3 million and non-current contingent consideration liability of $91.7 million in the consolidated balance sheet as of December 31, 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$244,097	$—	$—	$244,097
Liabilities:
Contingent consideration	$—	$—	$99,965	$99,965

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$251,768	$—	$—	$251,768
Liabilities:
Contingent consideration	$—	$—	$79,707	$79,707

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market each reporting period and was remeasured at December 31, 2024. Changes in fair value of the contingent consideration liabilities as of December 31, 2024 are as follows:

Contingent consideration
Balance at December 31, 2023	$79,707
Adjustment to fair value	28,124
Payments	(7,866)
Balance at December 31, 2024 (Level 3)	$99,965

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of December 31, 2024	As of December 31, 2023
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	12.0%	13.2%
		Revenue discount rate	17.6% - 20.6%	16.4% - 19.4%

The Company’s fair value measurement of contingent consideration liabilities has been classified as Level 3 as its valuation requires substantial judgment and estimation of factors which requires use of unobservable inputs. The fair value of contingent consideration liabilities are estimated by using the probability weighted income approach using significant assumptions including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. If significant changes are made to one or more of these assumptions, the estimated fair value of contingent consideration liabilities may result in a significantly higher or lower fair value measurement.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued research and development	$14,431	$6,503
Accrued compensation	28,225	20,457
Accrued selling, general, and administrative	17,498	9,242
Accrued sales discounts, rebates, and allowances	73,952	46,713
Accrued royalties	9,958	5,927
Accrued interest	1,542	1,659
Accrued taxes	960	—
Finance lease liability, current	1,421	—
Total	$147,987	$90,501

Note 10. Loan and Security Agreement

Hercules Capital, Inc.

For the purposes of this Note 10, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Loan Agreement (as defined below).

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

The Waiver and Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement with Hercules and the Third Amendment (the “Third Amendment”) to the Loan Agreement with Hercules incorporate the following amendments:

•
The increase of cash held by Axsome Malta outside of the United States from $3.0 million to $15.0 million for a 45-day period after the closing of the Fourth Amendment and to $10.0 million thereafter;
•
The waiver of any purported default with respect to the amount of cash held by Axsome Malta prior to the date of the Fourth Amendment;
•
In August 2023, Hercules granted the Company a waiver to the Fourth Amendment, permitting Axsome Malta to hold up to $12.5 million in Cash outside of the United States until December 31, 2023;
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

As of December 31, 2024, the Company had allowed Tranche 2, which totaled $25.0 million, to expire undrawn.

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

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	December 31, 2024	December 31, 2023
Total outstanding debt	$180,000	$180,000
Add: accreted final payment fee	4,085	2,610
Less: unamortized debt discount, long-term	(3,375)	(4,540)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$180,710	$178,070

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Year ended December 31,
	2024	2023	2022
Interest expense	$19,254	$17,514	$8,176
Amortization of final payment fee	1,475	1,197	668
Amortization of debt discount related issuance costs and warrants	1,165	1,324	815

Scheduled principal payments on outstanding debt, as of December 31, 2024, are as follows:

2025	$—
2026	—
2027	—
2028	180,000
2029	—
Thereafter	—
Total principal payments outstanding	$180,000

Note 11. Commitments and Contingencies

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

In February 2023, the Company entered into a ten-year agreement to sublease office space at One World Trade Center, which began in April 2023. Based on the Company’s past experience and current expectation for administrative office needs, the Company determined the lease term to be five years. As of December 31, 2024, the remaining lease term for the Company’s operating lease was 3.3 years with the discount rate of 12.0%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the year ended December 31, 2024, the Company recognized a right-of-use asset and lease liability, both, of $5.4 million in connection to this lease. As of December 31, 2024, right-of-use asset and lease liability related to the finance lease were $4.3 million and $4.4 million, respectively, and the weighted average remaining lease term was 3.1 years, with a weighted average discount rate of 9.0%.

Lease expenses recognized were as follows:

	Year ended December 31,
	2024	2023	2022
Operating lease expense	$2,331	$2,173	$1,208
Finance lease expense:
Amortization of right-of-use assets	1,034	—	—
Interest on lease liabilities	320	—	—

Future minimum lease payments of the Company’s leases as of December 31, 2024, were as follows:

	Operating lease	Finance lease
2025	$1,789	$1,741
2026	2,521	1,638
2027	2,521	1,167
2028	3,204	403
2029	—	1
Thereafter	—	—
Total lease payments	10,035	4,950
Less imputed interest	(2,154)	(585)
Present value of lease liabilities	$7,881	$4,365

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

Under the March 2022 Sales Agreement, for the three months ended December 31, 2024, the Company received approximately $16.4 million in gross proceeds through the sale of 168,973 shares, of which net proceeds were approximately $16.1 million. For the year ended December 31, 2024, the Company received approximately $40.8 million in gross proceeds through the sale of 466,108 shares, of which net proceeds were approximately $40.0 million, under the March 2022 Sales Agreement. The Company did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

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

June 2023 Public Offering

In June 2023, the Company completed an underwritten public offering of its common stock (the “June 2023 Public Offering”). The Company sold 3.0 million shares of its common stock at a public offering price of $75.00 per share. The net proceeds were $211.3 million, net of underwriting discounts and commissions of $13.5 million and other offering costs of $0.2 million. Additionally, in connection with this public offering, in July 2023, the underwriters fully exercised their option to purchase 450,000 additional shares of the Company’s common stock at a public offering price of $75.00 per share. The net proceeds from the exercise of the option were $31.7 million, net of underwriting discounts and commissions of $2.0 million and other minimal offering costs.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of December 31, 2024, there were 2,997,349 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of December 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	8,462,294	$41.48
Granted	1,220,294	84.13
Exercised	(718,163)	38.21
Forfeited/Canceled	(525,304)	60.83
Outstanding at December 31, 2024	8,439,121	$46.72	6.5	$321,478
Vested and expected to vest at December 31, 2024	8,439,121	$46.72	6.5	$321,478
Exercisable at December 31, 2024	5,368,481	$35.52	5.4	$263,725

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility was based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Currently, expected volatility is based on historical volatility information of the Company’s common stock since the Company’s initial public offering in 2015.

The relevant data used to determine the value of the stock option grants is as follows:

Black-Scholes option valuation assumptions	2024	2023	2022
Risk-free interest rates	3.51 - 4.62%	3.34 - 4.88%	1.46 - 4.31%
Dividend yield	—	—	—
Volatility	81 - 93%	93 - 99%	90 - 95%
Weighted average expected term	5.0 - 6.11 years	5.0 - 6.11 years	5.0 - 6.11 years

The weighted average grant date fair value of options granted was $64.88, $53.07 and $28.18 per option for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $146.6 million of total unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of the grant based on the market price of its shares of common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $42.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. The intrinsic value of RSUs lapsed during the years ended December 31, 2024, 2023 and 2022 was $10.3 million, $4.9 million and $1.5 million, respectively.

The following table sets forth the RSU activity for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2023	804,150	$41.36
Granted	471,778	77.50
Vested	(267,779)	39.41
Forfeited	(101,205)	52.76
Outstanding at December 31, 2024	906,944	$59.48

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

As of December 31, 2024, 52,368 common shares have been purchased and issued pursuant to the ESPP, and $1.6 million of expense was recorded for the year ended December 31, 2024. During the year ended December 31, 2023, no shares of common stock were purchased pursuant to the ESPP, and $1.1 million of expense was recorded.

Stock-based Compensation Expense

Stock‑based compensation expense recognized was as follows:

	Year ended December 31,
	2024	2023	2022
Research and development	$21,417	$14,080	$8,604
Selling, general and administrative	63,801	48,540	29,122
Total	$85,218	$62,620	$37,726

Stock-based compensation expense capitalized into inventory totaled $1.3 million, $2.7 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company started capitalizing stock-based compensation to inventory in the third quarter of 2022. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 13. Warrants

The following table summarizes warrant activity for the years ended December 31, 2024, 2023, and 2022:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2021	15,541	$80.43
Issued	35,255	31.91
Exercised	—	—
Outstanding at December 31, 2022	50,796	$46.75
Issued	28,424	74.75
Exercised	—	—
Outstanding at December 31, 2023	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2024	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of the Tranche 1C Advance, Hercules received warrants to purchase 9,700 shares of the Company’s common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (the “2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (the “2020 warrants”).

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

The initial fair value of warrants outstanding was estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2023 warrants	2022 warrants	2020 warrants
Risk-free interest rate	3.6 - 3.9%	3.1%	0.5%
Dividend yield	—	—	—
Volatility	92 - 95%	94%	88%
Weighted average contractual term	7 years	7 years	7 years

Note 14. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2024	2023	2022
Basic and diluted net loss per common share:
Net loss	$(287,216)	$(239,238)	$(187,134)
Weighted average common shares outstanding—basic and diluted	47,914,253	45,425,212	40,655,941
Net loss per common share—basic and diluted	$(5.99)	$(5.27)	$(4.60)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023	2022
Stock options	8,439,121	8,462,294	6,617,728
Restricted stock units	906,944	804,150	686,375
Warrants	79,220	79,220	50,796
ESPP	64,886	56,760	—
Total	9,490,171	9,402,424	7,354,899

Note 15. Revenues

The Company sells Auvelity and Sunosi in the United States through the Distributors. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the year ended December 31, 2024, the Company’s three largest customers represented approximately 35%, 29%, and 28% of the Company’s gross product sales.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023, royalty revenue related to the sales of Sunosi by Pharmanovia in certain ex-U.S. markets, and a milestone revenue of $0.5 million related to an achievement of a regulatory milestone in China for Sunosi from SK recorded in the fourth quarter of 2024.

The following table presents a summary of total revenues by product:

	Year ended December 31,
	2024	2023	2022
Product sales, net
Auvelity	$291,378	$130,072	$5,168
Sunosi	90,299	72,388	44,869
Total product sales, net	381,677	202,460	50,037
Sunosi license revenue	—	65,735	—
Sunosi royalty and milestone revenue	4,016	2,405	—
Total revenues	$385,693	$270,600	$50,037

The following table presents a summary of total revenues by geographic location:

	Year ended December 31,
	2024	2023	2022
Product sales, net
United States	$378,159	$197,224	$49,132
Outside of the United States	3,518	5,236	905
Total product sales, net	381,677	202,460	50,037
License revenue
Outside of the United States	—	65,735	—
Royalty and milestone revenue
Outside of the United States	4,016	2,405	—
Total revenues	$385,693	$270,600	$50,037

For the year ended December 31, 2024, product sales, net, includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $0.8 million for Auvelity and $0.6 million for Sunosi. For the year ended December 31, 2023, product sales, net, includes adjustments for provisions for product sales made in 2022 resulting from changes in estimates of $0.8 million for Auvelity and $0.1 million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the year ended December 31, 2024, the Company recognized royalty revenue of $3.5 million related to Pharmanovia’s sales of Sunosi, and $0.5 million related to an achievement of a regulatory milestone in China for Sunosi from SK in the fourth quarter of 2024. No other development or sales-based milestones were recognized during the year ended December 31, 2024.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the years ended December 31, 2024 and 2023, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the year ended December 31, 2024, the Company recorded royalty expense of $8.7 million for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165 million based on revenue milestones and $1 million based on development milestones. In the fourth quarter of 2024, the Company recorded a $2.5 million expense for the achievement of a sales-based milestone related to world-wide Sunosi sales.

Note 18. Income Taxes

As of December 31, 2024, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $572.1 million and foreign NOL carryforwards of $4.8 million. U.S. federal NOLs amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $512.3 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net federal operating loss carryforward	$120,149	$114,889
Net foreign operating loss carryforward	4,830	697
Net state operating loss carryforward	37,828	34,365
Non-cash compensation	30,734	20,007
Research and development credits	27,409	21,034
Interest expense	3,458	1,327
Intangible asset	5,547	4,242
Accrued expenses	9,180	6,058
Section 174 capitalization	42,343	22,248
Fixed assets	43	—
Lease liability	3,045	—
Other	4	315
Deferred tax asset, excluding valuation allowance	284,570	225,182
Deferred tax liabilities:
Fixed assets	—	(78)
Lease asset	(2,413)	(1,661)
Deferred tax liability, excluding valuation allowance	(2,413)	(1,739)

Less valuation allowance	(282,157)	(223,443)
Net deferred tax assets	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $58.7 million, $39.0 million and $26.9 million, in 2024, 2023 and 2022, respectively, as a result of the increase of the deferred tax assets.

For the year ended December 31, 2024, the Company recorded $0.1 million of income tax expense due to state taxes that the Company expects to pay based on minimum tax requirements in various states. For the year ended December 31, 2023, the Company recorded $1.0 million of income tax expense related to its foreign operations in Malta primarily due to a one-time payment received in connection with the Pharmanovia License Agreement. There was no income tax expense or benefit recorded by the Company in any other jurisdiction due to its net loss tax position and full valuation allowance during the year ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the Company does not believe any material uncertain tax positions are present. A reconciliation of the statutory federal income tax rate to the Company’s annual effective tax rate as reflected in the consolidated financial statements is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.2	2.6	4.5
Foreign Rate Differential	(6.3)	(1.8)	1.2
Stock based compensation - Excess tax benefit	1.3	0.7	1.0
162(m) Limitation	(1.1)	(1.4)	—
Other permanent differences	(0.6)	(0.4)	(0.3)
Tax credit	2.8	1.9	(0.6)
Deferred tax adjustment	0.5	—	(2.9)
GILTI	—	(2.0)	—
Change in valuation allowance	(19.8)	(21.0)	(23.9)
Effective tax rate	—%	(0.4)%	—%

The Company is currently under examination by the IRS for the Company’s 2021 U.S. income tax return. The Company is not currently under examination at the state level. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company has elected to account for Global Intangible Low-Taxed Income (GILTI) in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its consolidated financial statements.

Note 19. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. Additionally, since the launch of Auvelity in the fourth quarter of 2022, the Company recorded royalty expense of $8.7 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively, which equal 3.0% of net sales for those respective years.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 16. License Agreements for further information regarding the license agreements.

Note 20. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, which is the business of developing and delivering novel therapies for the management of CNS disorders. The Company’s focus centers around the CNS disorders market as its primary operating environment. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis. This decision making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

The Company’s CODM assesses financial performance and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated net loss by comparing actual results against budgeted amounts on a quarterly basis. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development and commercialization activities.

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2024	2023	2022
Total revenues	$385,693	$270,600	$50,037
Less:
Cost of revenue (excluding amortization and depreciation)	33,303	26,065	5,198
Research and development expense (excluding share-based compensation expense):
Solriamfetol	53,678	18,232	2,834
AXS-05	62,877	34,011	23,949
AXS-07	15,587	8,101	9,061
AXS-12	9,362	10,431	7,091
AXS-14	11,881	7,091	2,330
Other research and development(a)	12,274	5,998	4,078
General and administrative expense (excluding share-based compensation expense)	54,204	37,355	25,473
Selling and marketing expense (excluding share-based compensation expense)	293,355	237,228	104,659
Share based compensation expense	85,218	62,620	37,726
Loss in fair value of contingent consideration	28,124	48,918	3,298
Interest expense, net(b)	6,569	6,453	7,335
Other segment items(c)	6,477	7,335	4,139
Segment net loss	(287,216)	(239,238)	(187,134)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	(287,216)	(239,238)	(187,134)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)
Interest expense, net of $6,569 for the year ended December 31, 2024 comprises (i) consolidated interest expense of $21,581 and (ii) consolidated interest income of $15,012. Interest expense, net of $6,453 for the year ended December 31, 2023 comprises (i) consolidated interest expense of $20,034 and (ii) consolidated interest income of $13,581. Interest expense, net of $7,335 for the year ended December 31, 2022 comprises (i) consolidated interest expense of $9,659 and (ii) consolidated interest income of $2,324.
(c)
Other segment items included in Segment net loss includes intangible asset amortization and income tax expense.

See Note 2. Summary of Significant Accounting Policies for further details on the products from which the Company derives its revenues.

See Note 15. Revenues for details of revenue from external customers by geography.

Note 21. Subsequent Events

In January 2025, the Company entered into an amended sublease agreement for its corporate office located at One World Trade Center in New York, New York.

On January 30, 2025, the FDA approved Symbravo (meloxicam and rizatriptan) for the acute treatment of migraine with or without aura in adults.

On February 10, 2025, the Company announced that it had entered into a settlement agreement with Teva to resolve all outstanding litigation between the parties relating to Auvelity. Under the terms of the settlement agreement, the Company will grant Teva a license to sell its generic version of Auvelity beginning on or after March 31, 2039, if pediatric exclusivity is granted for Auvelity, or on or after September 30, 2038, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type.

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

10.2+	Axsome Therapeutics, Inc. Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed February 23, 2024).

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

10.22+++	Fifth Amendment to Hercules Loan and Security Agreement, dated September 30, 2024, by and among Axsome Therapeutics, Inc., the Lenders who from time to time may be party thereto, and Hercules Capital,

Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2024).

10.23

Direct Agreement, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Hercules Capital Inc., as collateral agent for itself and the Lenders (Incorporated by reference, Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

10.24+++

Asset Purchase Agreement, dated as of March 25, 2022, between Jazz Pharmaceuticals plc and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2022).

10.25

Form of Warrant Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

10.26

Share Transfer Agreement, dated as of May 9, 2022, between Axsome Therapeutics, Inc., Hercules Capital, Inc., Hercules Private Global Venture Growth Fund I L.P. and Hercules Private Credit Fund I L.P. (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

10.27+++

License Agreement, dated February 21, 2023, by and between Axsome Malta Ltd. and Atnahs Pharma UK Limited (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

10.28+++

Sublease, dated February 21, 2023, between Advance Magazine Publishers d/b/a Conde Nast and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

19.1**	Axsome Therapeutics, Inc. Insider Trading Policy.

21.1**	Subsidiaries of the Company.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of Ernst & Young LLP.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Axsome Therapeutics, Inc. Dodd-Frank Clawback Policy (Incorporated by reference, Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 23, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2025.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 18, 2025

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	February 18, 2025

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	February 18, 2025

/s/ Mark Saad Mark Saad	Director	February 18, 2025

/s/ Susan Mahony, Ph.D., M.B.A. Susan Mahony, Ph.D., M.B.A.	Director	February 18, 2025