Form 10-Q
period 2025-03-31
Axsome Therapeutics, Inc.
filed 2025-05-05
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4241907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center 29th Floor New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

There were 49,236,365 shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 28, 2025.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,910	$315,353
Accounts receivable, net	161,398	142,001
Inventories, net	16,319	15,732
Prepaid and other current assets	16,007	11,978
Total current assets	494,634	485,064
Equipment, net	773	584
Right-of-use asset - operating lease	23,294	5,383
Goodwill	12,042	12,042
Intangible asset, net	45,322	46,894
Non-current inventory and other assets	20,606	18,531
Total assets	$596,671	$568,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$85,659	$71,997
Accrued expenses and other current liabilities	149,199	147,987
Operating lease liability, current portion	454	1,835
Contingent consideration, current	8,602	8,285
Total current liabilities	243,914	230,104
Contingent consideration, non-current	90,590	91,680
Loan payable, long-term	181,377	180,710
Operating lease liability, long-term	23,905	6,046
Finance lease liability, long-term	3,680	2,943
Total liabilities	543,466	511,483
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 49,216,759 and 48,667,587 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	1,235,400	1,179,797
Accumulated deficit	(1,182,200)	(1,122,787)
Total stockholders’ equity	53,205	57,015
Total liabilities and stockholders’ equity	$596,671	$568,498

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenues:
Product sales, net	$120,358	$74,096
Royalty revenue	1,105	903
Total revenues	121,463	74,999
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	9,789	6,297
Research and development	44,785	36,830
Selling, general and administrative	120,787	98,970
Loss (Gain) in fair value of contingent consideration	1,512	(1,412)
Intangible asset amortization	1,572	1,589
Total operating expenses	178,445	142,274
Loss from operations	(56,982)	(67,275)
Interest expense, net	(2,431)	(1,082)
Loss before income taxes	(59,413)	(68,357)
Income tax expense	—	—
Net loss	$(59,413)	$(68,357)
Net loss per common share, basic and diluted	$(1.22)	$(1.44)
Weighted average common shares outstanding, basic and diluted	48,871,163	47,393,563

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	5	1,047,959	(903,928)	144,036
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	$5	$1,235,400	$(1,182,200)	$53,205

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(59,413)	$(68,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,308	20,190
Amortization of intangible asset	1,572	1,589
Amortization of debt discount	667	619
Depreciation	149	132
Loss (Gain) in fair value of contingent consideration	1,512	(1,412)
Gain from lease modification	(2,250)	—
Non-cash lease expense	609	360
Right-of-use asset amortization for finance lease	412	110
Change in operating lease liability	208	109
Changes in operating assets and liabilities:
Accounts receivable, net	(19,396)	(6,615)
Inventories, net	(249)	(105)
Prepaid expenses and other current assets	(4,029)	(3,917)
Non-current inventory and other assets	(955)	(867)
Accounts payable	13,662	13,112
Accrued expenses and other current liabilities	818	(8,415)
Net cash used in operating activities	(43,375)	(53,467)
Cash flows from investing activities
Purchases of equipment	(338)	(98)
Net cash used in investing activities	(338)	(98)
Cash flows from financing activities
Payments on principal portion of finance lease obligation	(401)	(163)
Proceeds from issuance of common stock upon financing	19,650	—
Cash paid for common stock issuance costs	(393)	—
Proceeds from issuance of common stock upon exercise of options	17,035	2,501
Payment of contingent consideration	(2,285)	(1,907)
Payments of tax withholdings on stock awards	(4,336)	(1,618)
Net cash (used in) provided by financing activities	29,270	(1,187)
Net decrease in cash	(14,443)	(54,752)
Cash at beginning of period	315,353	386,193
Cash at end of period	$300,910	$331,441
Supplemental disclosures of cash flow information:
Interest paid	$4,590	$4,903
Operating lease right-of-use asset obtained in exchange for operating lease liability	23,869	—
Finance lease right-of-use asset obtained in exchange for finance lease liability	1,532	2,492
Decrease in operating lease right-of-use asset due to lease modification	5,349	—
Decrease in operating lease liability due to lease modification	7,599	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people living with central nervous system (“CNS”) conditions. Axsome has a diverse portfolio of U.S. Food and Drug Administration (FDA) approved treatments for major depressive disorder, excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine, and an expansive pipeline comprising of multiple late-stage development programs addressing a broad range of serious neurological and psychiatric conditions that impact over 150 million people in the United States.

In August 2022, the Company acquired the U.S. rights to Sunosi® (solriamfetol) from Jazz Pharmaceuticals plc (“Jazz”), and in November 2022, the Company acquired worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz (collectively, the “Acquisition”). Sunosi was approved for the treatment of excessive daytime sleepiness (EDS) in adult patients with narcolepsy or obstructive sleep apnea by the FDA in March 2019 and by the European Commission in January 2020. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

In August 2022, Auvelity® (dextromethorphan-bupropion) was approved by the FDA for the treatment of major depressive disorder in adults. The Company announced the commercial availability of Auvelity in the U.S. in October 2022.

In January 2025, Symbravo® (MoSEICTM meloxicam-rizatriptan) was approved by the FDA for the acute treatment of migraine with or without aura in adults. The Company refers herein to Auvelity, Sunosi, Symbravo, AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of March 31, 2025, the Company had an accumulated deficit of $1,182.2 million.

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

The Company currently has three commercial products, Auvelity and Sunosi, and its recently FDA-approved product, Symbravo. There can be no assurance that the Company’s research and development efforts will result in additional successfully commercialized products. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net and Note 13. Revenues.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells Auvelity and Sunosi in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approval for Symbravo in January 2025 and did not record any product sales with respect to Symbravo for the periods covered by this report. See Note 13. Revenues for a further breakout of product sales, net.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator are based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers (“PBMs”) and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. Allowances for rebates also include amounts due for Medicare Inflation Based Rebates resulting from the Inflation Reduction Act of 2022 which includes measures requiring manufacturers to pay rebates where price increases exceed the rate of inflation. The Company estimates these rebates and records such estimates in the same period the related product sales are recognized, resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

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

Medicare Part D Program Redesign - Effective January 1, 2025, the Medicare Part D coverage gap program was replaced with a redesigned program under the Inflation Reduction Act of 2022. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Applicable dispensed drugs will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. The Company estimates the percentage of goods sold to patients in the initial coverage and catastrophic coverage phases and adjusts the transaction price for such discount at the time of sale resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

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

Cost of Revenue

The Company’s cost of revenue consists of cost of product sales. Cost of product sales primarily include direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization.

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals Co. Ltd. (“SK”) and Aerial Biopharma, LLC (“Aerial”). SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and the Company is committed to pay up to $165.0 million based on revenue milestones and $1.0 million based on development milestones. Additionally, the Company pays a royalty to Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), Herriot Tabuteau, M.D., equal to 3.0% of Auvelity net sales.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing and delivering novel therapies for the management of CNS disorders. See Note 18. Segment Information below for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2025, the balance of cash and cash equivalents was $300.9 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At March 31, 2025, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of March 31, 2025, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three months ended March 31, 2025. The balance of goodwill was $12.0 million at both March 31, 2025 and December 31, 2024.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the three months ended March 31, 2025.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on the Company’s U.S. net sales of Sunosi in the current indication and a mid-single-digit royalty on the Company’s U.S. net sales of Sunosi for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations during such period a change is recognized. The Company estimates the fair value of the contingent consideration as of the Acquisition date and reporting periods thereafter using the probability weighted income approach and makes significant assumptions, including estimated future sales of Sunosi in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded within total liabilities in the consolidated balance sheets.

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

Accounts Receivable, net

The Company’s accounts receivable, net arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivable typically has a standard payment term of 60 days or less and does not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2025, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The remaining inventory associated with the Acquisition is stated at fair value due to purchase accounting. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within the cost of revenue.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three months ended March 31, 2025 and 2024, advertising costs were $27.7 million and $24.0 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 and has not recorded an income tax benefit for the three months ended March 31, 2025 since it is projecting losses and has incurred year to date losses in all jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2025, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

For restricted stock units (“RSUs”) and performance stock units (“PSUs”), the Company issues them in the form of Company common stock. The fair market value of these awards is based on the market closing price per share on the grant date and for certain awards that are subject to a post-vesting holding period, an illiquidity discount is also applied.

The Company recognizes the grant date fair value of the stock options and RSUs over the requisite service period, which is generally the vesting term. For awards only subject to service-based vesting conditions, the Company elected to recognize stock-based compensation expense on a straight-line basis. For PSUs, the Company recognizes stock-based compensation expense when the achievement of the performance condition becomes probable. Stock-based compensation expense for PSUs with cliff-vesting terms is recognized on a straight-line basis. At the end of each reporting period, the Company reassesses the probability of achieving the performance condition and adjusts the stock-based compensation expense accordingly.

The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation. The Company’s policy upon exercise of stock options, vesting of RSUs and PSUs is that shares will be issued as new shares drawing on the Company’s 2015 Omnibus Incentive Compensation Plan share pool that was adopted by the stockholders in November 2015. In addition, the Company accounts for equity award forfeitures as they occur.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2025 and 2024.

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

Leases are accounted for under ASC 842, Leases (“ASC 842”). The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the consolidated statements of operations on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. Therefore, the Company is not recognizing a lease liability or right-of-use asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to extend the term or purchase the underlying asset that the Company is reasonably certain to exercise. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company evaluates amendments to its lease arrangements in accordance with ASC 842.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
Trade receivables	$176,178	$155,505
Less: Reserves for variable consideration	(14,780)	(13,504)
Accounts receivable, net	$161,398	$142,001

Note 4. Inventory

Inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$11,533	$9,541
Work in process	6,797	7,723
Finished goods	8,962	8,986
Total	$27,292	$26,250

There were no material inventory reserves or write downs of any excess and obsolete inventory as of March 31, 2025. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	March 31, 2025	December 31, 2024
Balance sheet classification
Inventories, net	$16,319	$15,732
Non-current inventory and other assets	10,973	10,518
Total	$27,292	$26,250

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2024
Finite-lived intangible asset	$63,800	$16,906	$46,894	8-years
Balance at March 31, 2025
Finite-lived intangible asset	$63,800	$18,478	$45,322	7-years

Based on the finite-lived intangible asset recorded as of March 31, 2025, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2025	$4,803
2026	6,375
2027	6,375
2028	6,392
2029	6,375
Thereafter	15,002
Total	$45,322

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $8.6 million and non-current contingent consideration liability of $90.6 million in the consolidated balance sheet as of March 31, 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$231,582	$—	$—	$231,582
Liabilities:
Contingent consideration	$—	$—	$99,192	$99,192

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$244,097	$—	$—	$244,097
Liabilities:
Contingent consideration	$—	$—	$99,965	$99,965

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at March 31, 2025. Changes in fair value of the contingent consideration liabilities as of March 31, 2025 are as follows:

Contingent consideration
Balance at December 31, 2024	$99,965
Adjustment to fair value	1,512
Payments	(2,285)
Balance at March 31, 2025 (Level 3)	$99,192

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of March 31, 2025	As of December 31, 2024
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	12.7%	12.0%
		Revenue discount rate	17.3% - 20.3%	17.6% - 20.6%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued research and development	$11,246	$14,431
Accrued compensation	19,598	28,225
Accrued selling, general, and administrative	10,361	17,498
Accrued sales discounts, rebates, and allowances	95,768	73,952
Accrued royalties	7,908	9,958
Accrued interest	1,542	1,542
Accrued taxes	960	960
Finance lease liability, current	1,816	1,421
Total	$149,199	$147,987

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

As of March 31, 2025, the Company had allowed Tranche 2, which totaled $25.0 million, to expire undrawn.

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

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	March 31, 2025	December 31, 2024
Total outstanding debt	$180,000	$180,000
Add: accreted final payment fee	4,478	4,085
Less: unamortized debt discount, long-term	(3,101)	(3,375)
Less: current portion of long-term debt	—	—
Loan payable, long-term	$181,377	$180,710

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended March 31,
	2025	2024
Interest expense	$4,478	$4,869
Amortization of final payment fee	393	349
Amortization of debt discount related issuance costs and warrants	274	270

Scheduled principal payments on outstanding debt, as of March 31, 2025, are as follows:

2025	$—
2026	—
2027	—
2028	180,000
2029	—
Thereafter	—
Total principal payments outstanding	$180,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (“Initial Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Initial Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the three months ended March 31, 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of March 31, 2025, the remaining lease term for the Company’s operating lease was 6.0 years with the discount rate of 7.12%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the three months ended March 31, 2025, the Company recognized a right-of-use asset and lease liability, both, of $1.5 million in connection to this lease. As of March 31, 2025, right-of-use asset and lease liability related to the finance lease were $5.4 million and $5.5 million, respectively, and the weighted average remaining lease term was 3.1 years, with a weighted average discount rate of 9.5%.

Lease expenses recognized were as follows:

	Three months ended March 31,
	2025	2024
Operating lease expense	$971	$583
Finance lease expense:
Amortization of right-of-use assets	412	110
Interest on lease liabilities	113	35

Future minimum lease payments of the Company’s leases as of March 31, 2025 were as follows:

	Operating lease	Finance lease
2025	$1,639	$1,689
2026	2,478	2,139
2027	4,791	1,639
2028	4,807	812
2029	11,284	1
Thereafter	6,317	—
Total lease payments	31,316	6,280
Less: imputed interest	(6,957)	(784)
Present value of lease liabilities	$24,359	$5,496

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

Under the March 2022 Sales Agreement, for the three months ended March 31, 2025, the Company received approximately $19.7 million in gross proceeds through the sale of 156,484 shares, of which net proceeds were approximately $19.3 million. The Company did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. As of March 31, 2025, there were 2,419,922 shares available for future grant under the 2015 Plan.

Stock Options

The following table sets forth stock option activity as of March 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	8,439,121	$46.72
Granted	274,595	128.92
Exercised	(331,853)	51.33
Forfeited/Canceled	(92,006)	72.79
Outstanding at March 31, 2025	8,289,857	$48.97	6.3	$565,499
Vested and expected to vest at March 31, 2025	8,289,857	$48.97	6.3	$565,499
Exercisable at March 31, 2025	5,431,100	$36.45	5.2	$435,560

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified method” as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility was based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Currently, expected volatility is based on historical volatility information of the Company’s common stock since the Company’s initial public offering in 2015.

The weighted average grant date fair value of options granted was $92.48 per option for the three months ended March 31, 2025. As of March 31, 2025, there was $148.8 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $79.1 million, which is expected to be recognized over a weighted-average period of 2.9 years. The intrinsic value of RSUs lapsed during the three months ended March 31, 2025 was $12.1 million.

The following table sets forth the RSU activity for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2024	906,944	$59.48
Granted	347,482	125.48
Vested	(244,299)	49.24
Forfeited	(16,925)	83.17
Outstanding at March 31, 2025	993,202	$84.69

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of the PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets. The actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of March 31, 2025, total compensation cost not yet recognized related to unvested PSUs was $5.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table sets forth the PSU activity for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2024	—	$—
Granted	64,281	94.39
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	64,281	$94.39

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

During the three months ended March 31, 2025, no shares of common stock have been purchased or issued pursuant to the ESPP, and $0.3 million of expense was recorded for the same period.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended March 31,
	2025	2024
Research and development	$6,459	$4,568
Selling, general and administrative	16,849	15,622
Total	$23,308	$20,190

Stock-based compensation expense capitalized into inventory totaled $0.3 million for both the three months ended March 31, 2025 and 2024. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the three months ended March 31, 2025:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2024	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2025	79,220	$56.80

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2025	2024
Basic and diluted net loss per common share:
Net loss	$(59,413)	$(68,357)
Weighted average common shares outstanding—basic and diluted	48,871,163	47,393,563
Net loss per common share—basic and diluted	$(1.22)	$(1.44)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Stock options	8,289,857	9,156,130
Restricted stock units	993,202	922,651
Performance stock units	64,281	—
Warrants	79,220	79,220
ESPP	61,717	53,500
Total	9,488,277	10,211,501

Note 13. Revenues

The Company sells Auvelity and Sunosi in the United States through the Distributors. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the three months ended March 31, 2025, the Company’s three largest customers represented approximately 32%, 30%, and 27% of the Company’s gross product sales.

Royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

	Three months ended March 31,
	2025	2024
Product sales, net
Auvelity	$96,231	$53,395
Sunosi	24,127	20,701
Total product sales, net	120,358	74,096
Sunosi royalty revenue	1,105	903
Total revenues	$121,463	$74,999

The following table presents a summary of total revenues by geographic location:

	Three months ended March 31,
	2025	2024
Product sales, net
United States	$119,413	$73,271
Outside of the United States	945	825
Total product sales, net	120,358	74,096
Royalty revenue
Outside of the United States	1,105	903
Total revenues	$121,463	$74,999

For the three months ended March 31, 2025, product sales, net includes adjustments for provisions for product sales made in 2024 resulting from changes in estimates of $1.1 million for Auvelity and $0.9 million for Sunosi. For the three months ended March 31, 2024, product sales, net includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $1.2 million for Auvelity and $0.6 million for Sunosi.

Note 14. License Agreements

License Agreement with Pharmanovia

In February 2023, Axsome Malta, a Malta limited company and a wholly-owned subsidiary of the Company, entered into an exclusive license agreement with Pharmanovia (the “Pharmanovia License Agreement”) to commercialize and further develop Sunosi in Europe and certain countries in the Middle East and North Africa (the “Territory”). Under the terms of the Pharmanovia License Agreement, the Company retains its existing interest in Sunosi intellectual property and licenses those rights in the Territory to Pharmanovia. Pharmanovia is solely responsible for the clinical development and commercialization of Sunosi in the Territory. The Company will continue to manufacture Sunosi and provide product supply to Pharmanovia for an indefinite period of time, and the Company will recognize revenue as a component of product sales, net when product is supplied to Pharmanovia.

In consideration for entering the Pharmanovia License Agreement, the Company received a non-refundable upfront payment of €62.0 million ($65.7 million). The Company also will receive a royalty percentage in the mid-twenties on Sunosi net sales in the Territory and is eligible to receive sales-based milestone payments totaling up to €94.5 million.

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi. No other development or sales-based milestones were recognized during the three months ended March 31, 2025 and 2024.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2025 and 2024, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the three months ended March 31, 2025 and 2024, the Company recorded royalty expense of $2.9 million and $1.6 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

Pursuant to the Purchase Agreement, the Company agreed to make non-refundable, non-creditable royalty payments to Jazz equal to a (A) high single-digit royalty for any current indication, or (B) mid-single-digit royalty for any future indication of net sales in the U.S. Territory made during the applicable royalty term. There are no royalty payments due to Jazz for net sales outside of the U.S. Territory.

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to Sunosi excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of Sunosi, and additionally, the Company is committed to pay up to $165.0 million based on revenue milestones and $1.0 million based on development milestones.

Note 16. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended March 31,
	2025	2024
Loss before income taxes	$(59,413)	$(68,357)
Income tax expense	—	—
Effective tax rate	—%	—%

The Company is subject to income taxes in the United States and foreign jurisdictions in which the Company does business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company’s effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets and changes in tax laws. The Company regularly assesses the likelihood of adverse outcomes resulting from the examination of the Company’s tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities to determine the adequacy of its income tax reserves and expense. Should actual events or results differ from the Company’s current expectations, charges or credits to its income tax expense may become necessary.

The Company did not record a tax expense for the three months ended March 31, 2025 and 2024.

The Company did not have any unrecognized tax benefits as of March 31, 2025 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. Additionally, since the launch of Auvelity in the fourth quarter of 2022, the Company recorded royalty expense of $2.9 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, which equal 3.0% of net sales for those respective periods.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 14. License Agreements for further information regarding the license agreements.

Note 18. Segment Information

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended March 31,
	2025	2024
Total revenues	$121,463	$74,999
Less:
Cost of revenue (excluding amortization and depreciation)	9,789	6,297
Research and development expense (excluding share-based compensation expense):
Solriamfetol	11,806	8,564
AXS-05	14,477	13,525
AXS-07	4,479	2,972
AXS-12	2,409	2,046
AXS-14	1,186	2,609
Other research and development(a)	3,969	2,546
General and administrative expense (excluding share-based compensation expense)	11,650	12,152
Selling and marketing expense (excluding share-based compensation expense)	92,288	71,196
Share based compensation expense	23,308	20,190
Loss (Gain) in fair value of contingent consideration	1,512	(1,412)
Interest expense, net(b)	2,431	1,082
Other segment items(c)	1,572	1,589
Segment net loss	(59,413)	(68,357)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	(59,413)	(68,357)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)
Interest expense, net of $2,431 for the three months ended March 31, 2025 comprises (i) consolidated interest expense of $5,258 and (ii) consolidated interest income of $2,827. Interest expense, net of $1,082 for the three months ended March 31, 2024 comprises (i) consolidated interest expense of $5,406 and (ii) consolidated interest income of $4,324.
(c)
Other segment items included in Segment net loss include intangible asset amortization and other miscellaneous items.

See Note 2. Summary of Significant Accounting Policies for further details on the products from which the Company derives its revenues.

See Note 13. Revenues for details of revenue from external customers by geography.

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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the U.S. Securities and Exchange Commission, or SEC, on February 18, 2025.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people living central nervous system (“CNS”) conditions.

Commercial Products

1.
Auvelity®. Auvelity (dextromethorphan-bupropion) is a novel, oral, N-methyl-D-aspartate (NMDA) receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor. Auvelity was developed by the Company and approved by the FDA for the treatment of major depressive disorder (MDD) in adults in August 2022. We initiated the commercial launch of Auvelity in the United States in October 2022. We refer to the proprietary dextromethorphan-bupropion formulation contained in Auvelity as AXS-05. As used in this report, “Auvelity” refers to AXS-05 approved by the FDA for the treatment of MDD in adults, and “AXS-05” refers to, where applicable, Auvelity as well as AXS-05 for the treatment of indications beyond MDD in adults.
2.
Sunosi®. Sunosi (solriamfetol) is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist. Sunosi was approved for the treatment of EDS in adult patients with narcolepsy or obstructive sleep apnea (OSA) by the FDA in 2019 and by the European Commission in 2020. We acquired the U.S. rights to Sunosi from Jazz Pharmaceuticals plc, or Jazz, in May 2022 and the ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing Sunosi since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of Sunosi and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of Sunosi herein as the Acquisition. In February 2023, we entered into a licensing agreement, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, that granted to Pharmanovia the exclusive right to market Sunosi in Europe and certain countries in the Middle East and North Africa, referred to as the Licensed Territory. As used in this report, “Sunosi” refers to solriamfetol approved for the treatment of EDS in patients with narcolepsy or OSA, and “solriamfetol” refers to, where applicable, Sunosi as well as solriamfetol for the treatment of indications beyond EDS in patients with narcolepsy or OSA.
3.
Symbravo®. Symbravo (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist. Symbravo was developed by the Company and approved by the FDA for the acute treatment of migraine with or without aura in adults in January 2025.

Pipeline

We are advancing a diversified, late-stage pipeline of novel product candidates for serious neurological and psychiatric conditions.

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for the treatment of Alzheimer’s disease agitation, or AD agitation, and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have successfully completed the Phase 3 clinical program of AXS-05 in AD agitation consisting of four Phase 3, placebo-controlled efficacy trials and a long-term safety trial. AXS-05 has been granted FDA Breakthrough Therapy designation for AD agitation.

Solriamfetol is an oral, DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder (“ADHD”), major depressive disorder (MDD) with EDS, binge eating disorder (“BED”) and excessive sleepiness associated with shift work disorder (“SWD”). We recently announced topline results from the FOCUS Phase 3 trial of solriamfetol in ADHD in adults and the PARADIGM Phase 3 trial of solriamfetol in MDD. Enrollment for the ENGAGE and SUSTAIN Phase 3 trials of solriamfetol in BED and SWD, respectively, are ongoing.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. We have successfully completed three Phase 2 and Phase 3, placebo-controlled efficacy trials and a long-term safety trial. AXS-12 has been granted FDA Orphan Drug Designation for narcolepsy.

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have submitted an NDA to the FDA for AXS-14 for the management of fibromyalgia.

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

Our ability to become profitable depends on our ability to generate revenue. We have begun commercial sales of Auvelity and Sunosi, and plan to commercially launch Symbravo, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $59.4 million and $68.4 million for the three months ended March 31, 2025 and 2024, respectively. Our accumulated deficit as of March 31, 2025 was $1,182.2 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $121.5 million and $75.0 million in the three months ended March 31, 2025 and 2024, respectively.

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

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi.

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

Research and development activities are central to our business model. We have and will incur substantial costs beyond our present and planned clinical trials in order to file an NDA for any of our product candidates. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or to what extent we will generate revenue from the commercialization and sale of Auvelity, Sunosi, Symbravo or our product candidates if we obtain regulatory approval. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability, and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries and related costs for personnel in executive, commercial, finance, and operational functions, including stock-based compensation and travel expenses. Also included in selling, general and administrative expenses are marketing costs, other commercial costs, pre-commercialization costs, facility-related costs, insurance expense, professional fees for legal and accounting services, and patent filing and prosecution costs. Selling, general and administrative expenses are expensed when incurred.

Interest expense, net

Interest expense, net primarily consists of cash interest and non-cash costs related to our term loans (see “Liquidity and Capital Resources” below for a further discussion). We amortize these costs over the term of our debt agreements as interest expense in our consolidated statement of operations. Interest expense, net also includes interest income earned on cash and cash equivalents.

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

Reserves for Variable Consideration

Medicare Part D Program Redesign - Effective January 1, 2025, the Medicare Part D coverage gap program was replaced with a redesigned program under the Inflation Reduction Act of 2022. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Applicable dispensed drugs will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. We estimate the percentage of goods sold to patients in the initial coverage and catastrophic coverage phases and adjusts the transaction price for such discount at the time of sale resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

Except for the Medicare Part D Program Redesign, as discussed above, there have been no material changes to the critical accounting policies disclosed in our 2024 Annual Report on Form 10-K. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Revenues:
Product sales, net	$120,358	$74,096
Royalty revenue	1,105	903
Total revenues	121,463	74,999
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	9,789	6,297
Research and development	44,785	36,830
Selling, general and administrative	120,787	98,970
Loss (Gain) in fair value of contingent consideration	1,512	(1,412)
Intangible asset amortization	1,572	1,589
Total operating expenses	178,445	142,274
Loss from operations	(56,982)	(67,275)
Interest expense, net	(2,431)	(1,082)
Loss before income taxes	(59,413)	(68,357)
Income tax expense	—	—
Net loss	$(59,413)	$(68,357)
Net loss per common share, basic and diluted	$(1.22)	$(1.44)
Weighted average common shares outstanding, basic and diluted	48,871,163	47,393,563

Product sales, net. Auvelity U.S. net sales were $96.2 million and $53.4 million for the three months ended March 31, 2025 and 2024, respectively. Sunosi net sales were $24.1 million and $20.7 million for the three months ended March 31, 2025 and 2024, respectively. The increases in product sales were primarily due to the increase in unit sales volume for both Auvelity and Sunosi.

The following table summarizes the activity of our sales allowance and reserves as of and for the three months ended March 31, 2025 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2024	$55,412	$13,504	$18,538	$87,454
Provisions	84,614	30,992	18,022	133,628
Payments/credits	(72,916)	(29,715)	(7,904)	(110,535)
Balance at March 31, 2025	$67,110	$14,781	$28,656	$110,547

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, attributable to Pharmanovia sales of Sunosi in the out-licensed markets. The increase was in line with the increase in unit sales volume of Sunosi in certain ex-U.S. markets.

Cost of revenue. Cost of revenue was $9.8 million for the three months ended March 31, 2025, as compared to $6.3 million for the same period in 2024. The increase was in line with the increase in sales of Auvelity and Sunosi.

Research and development. The following table summarizes our research and development expenses for our primary products for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Solriamfetol	$11,806	$8,564
AXS-05	14,477	13,525
AXS-07	4,479	2,972
AXS-12	2,409	2,046
AXS-14	1,186	2,609
Other research and development (*)	3,969	2,546
Stock-based compensation	6,459	4,568
Total research and development expenses	$44,785	$36,830

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.

Research and development expenses increased by $8.0 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily related to the ongoing Phase 3 trials for solriamfetol and AXS-12, higher pre-FDA approval activity costs for AXS-07, and higher personnel costs due to organizational growth. We expect research and development costs to increase moderately from current levels as we continue to further develop our current and future product candidates.

Selling, general and administrative. Selling, general and administrative expenses were $120.8 million for the three months ended March 31, 2025, as compared to $99.0 million for the same period in 2024. The increase was primarily related to higher commercial activities for Auvelity, launch readiness activities for Symbravo, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase as we expand marketing, promotional, and advertising costs for Auvelity, and prepare for the launch of Symbravo and other potential product launches.

Loss (Gain) in Fair Value of Contingent Consideration. The $1.5 million change for the three months ended March 31, 2025, as compared to a $1.4 million change for the same period in 2024, was primarily related to changes in significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended March 31, 2025 and 2024.

Interest expense, net. Interest expense, net was $2.4 million for the three months ended March 31, 2025, as compared to $1.1 million for the same period in 2024. The increase was mainly due to less interest income on lower cash balances.

Income tax expense. We did not record an income tax expense for both the three months ended March 31, 2025 and 2024 due to losses incurred in all jurisdictions during the quarter from which we do not benefit due to the full valuation allowance position against our deferred tax assets.

Net loss. Net loss was $59.4 million for the three months ended March 31, 2025, as compared to $68.4 million for the same period in 2024. The decrease was primarily due to higher sales which was partially offset by higher research and development spend from ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Auvelity, Sunosi, and Symbravo, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through March 31, 2025, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

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

Under the March 2022 Sales Agreement, for the three months ended March 31, 2025, we received approximately $19.7 million in gross proceeds through the sale of 156,484 shares, of which net proceeds were approximately $19.3 million. We did not utilize the March 2022 Sales Agreement with Leerink during the three months ended March 31, 2024.

In January 2023, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment, with Hercules. The Third Amendment increased the size of the Term Loan Advance (as defined in the Loan Agreement) to $350.0 million, reduces the interest rate, and extends the maturity and interest-only period of the Loan Agreement. In September 2024, we entered into a Fifth Amendment to the Loan Agreement, or the Fifth Amendment, with Hercules. The Fifth Amendment amended the terms of the Loan Agreement to, among other things: (i) increase the size of the aggregate principal amount under tranche 3 of the 2020 Term Loan (as defined below) from $75.0 to $80.0 million; (ii) extend the availability periods of certain tranches of the 2020 Term Loan; (iii) alter the terms of the performance covenants contained in the Loan Agreement and also add a new performance covenant; (iv) conditionally waive the minimum cash requirement during such periods of time that Axsome’s market capitalization exceeds $1.5 billion; and (v) permit Axsome Malta Ltd., or the Malta Subsidiary, to request an advance from the Lenders (as defined in the Loan Agreement) up to a certain amount to the extent that Axsome may request an advance in such amount and to increase the amount of cash that the Malta Subsidiary may hold outside of the United States, as set forth in greater detail in the Fifth Amendment. We drew down upon tranche 1C of the 2020 Term Loan, and as of March 31, 2025, we had approximately $180 million outstanding and $150 million remaining under the 2020 Term Loan. See the “Contractual Obligations and Commitments – January 2023 Third Amendment to the Loan and Security Agreement – Hercules” and “Contractual Obligations and Commitments – September 2024 Fifth Amendment to the Loan and Security Agreement – Hercules” sections below, and Note 8. Loan and Security Agreement for more information.

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

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY, or the Initial Sublease.

On January 17, 2025, we entered into an Amendment to our Sublease, or First Amendment, pursuant to which we will relinquish our existing space in One World Trade Center and commence occupancy of different space within the building. This space is utilized as our corporate and executive offices. The First Amendment extends the Initial Sublease expiration date to January 31, 2036. We now have a one-time option to terminate the Sublease effective March 30, 2031 upon the payment of a fee to the sublandlord. The Company is responsible for base rent under the Sublease and certain additional customary variable costs, such as an allocable portion of building taxes and operating expenses. In connection with the Initial Sublease and First Amendment, we received certain rent and work concessions from the sublandlord.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. See Note 9. Commitments and Contingencies for further information on future contractual obligations.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(43,375)	$(53,467)
Investing activities	(338)	(98)
Financing activities	29,270	(1,187)
Net decrease in cash	$(14,443)	$(54,752)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2025 was $43.4 million, as compared to $53.5 million for the three months ended March 31, 2024. The decrease of $10.1 million was primarily due to higher net product revenues from Auvelity and Sunosi in 2025, which was partially offset by an increase in cash used in commercial and clinical activities.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 was $338 thousand, as compared to $98 thousand for the three months ended March 31, 2024. The increase was impacted by the move into our new corporate office space during the first quarter of 2025.

Financing Activities. Cash provided by financing activities was $29.3 million for the three months ended March 31, 2025, which included net proceeds of $19.3 million from issuance of common stock for financing purposes as well as proceeds of $17.0 million from the issuance of common stock upon the exercise of employee stock options, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $6.6 million. Cash used in financing activities was $1.2 million for the three months ended March 31, 2024, which included payments of contingent consideration and tax withholdings on stock awards for a total of $3.5 million, which was partially offset by proceeds of $2.5 million from the issuance of common stock upon the exercise of employee stock options.

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

License agreements with Antecip Bioventures

Under three exclusive license agreements with Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., we are obligated to make specified royalty payments ranging from 1.5% to 4.5%, subject to up to a 50% reduction depending on required payments to third parties, on net sales of our products containing the licensed technology of AXS-02, AXS-05, and AXS-04.

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

Employees and Human Capital Management

As of April 28, 2025, we had 712 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $300.9 million and $315.4 million as of March 31, 2025 and December 31, 2024, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufacturers located in Europe and certain invoices are denominated in foreign currencies. Royalty revenues from Pharmanovia are derived from their sales of Sunosi in ex-U.S markets and those sales are denominated in Euros. We are therefore subject to fluctuations in foreign currency rates for the Euro, Swiss Franc, and British Pound, in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these transactions.

We do not believe a 10% change in these currencies on March 31, 2025 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2025, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described herein, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York, or the SDNY District Court, against the Company and certain of its current and former officers and one director, which we refer to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s Chemistry Manufacturing and Controls practices, and its NDA with the FDA, with respect to one of its then product candidates, AXS-07, now Symbravo®. The named plaintiff sought unspecified damages, fees, interest, and costs. On August 11, 2022, the SDNY District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the SDNY District Court granted defendants’ motion to dismiss the amended complaint.

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, the defendants moved to dismiss the second amended complaint. On March 31, 2025, the SDNY District Court entered an order granting in part and denying in part defendants’ motions to dismiss, dismissing plaintiffs’ claims against three of Axsome’s current and former officers and allowing the claims against the Company and two current officers to proceed.

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

Auvelity Paragraph IV Litigation

On March 24, 2023, we commenced a patent infringement action against Teva Pharmaceuticals, Inc., or Teva, relating to Teva’s ANDA for Auvelity®. This action is captioned Axsome Therapeutics, Inc. and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-CV-01695 in the United States District Court for the District of New Jersey, or the NJ District Court. On December 15, 2023, we commenced a second patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:23-cv-23142 in the NJ District Court. On February 26, 2024, the NJ District Court consolidated the first and second actions. Fact discovery is currently scheduled to close on March 24, 2025 in the consolidated action. On May 28, 2024, we commenced a third patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2:24-cv-06489 in the NJ District Court. On September 30, 2024, we commenced a fourth patent infringement action against Teva relating to Teva’s ANDA. This action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2-24-cv-09535 in the NJ District Court. On December 5, 2024, we commenced a fifth patent infringement action against Teva relating to Teva’s ANDA. The fifth action is captioned Axsome Therapeutics, Inc., and Antecip Bioventures II LLC v. Teva Pharmaceuticals, Inc. No. 2-24-cv-10938 in the NJ District Court. On January 7, 2025, the NJ District Court consolidated that third, fourth, and fifth actions.

On February 10, 2025, the Company announced that it had entered into a settlement agreement with Teva to resolve all outstanding litigation between the parties relating to Auvelity. Under the terms of the settlement agreement, Axsome will grant Teva a license to sell its generic version of Auvelity beginning on or after March 31, 2039, if pediatric exclusivity is granted for Auvelity, or on or after September 30, 2038, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type. The matters are now concluded.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant’s ANDA for Sunosi®. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025, and January 29, 2025. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd.No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:25-cv-00643; and Axsome Malta Ltd. et al v. Hetero USA Inc. et al. 2-25-cv-00801, respectively, all of which are in the NJ District Court. On June 4, 2024, Axsome and the Malta Subsidiary entered into a settlement agreement with Unichem under which agreement Unichem agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. On August 21, 2024, Axsome and the Malta Subsidiary reached an agreement to dismiss the actions pending against Sandoz. All other actions are currently pending. On September 25, 2024, Hikma Pharmaceuticals USA, Inc. filed a petition for Inter Partes Review of U.S. Patent No. 11,560,354 before the United States Patent and Trademark Office’s Patent Trial and Appeal Board. That petition is captioned Hikma Pharmaceuticals USA Inc. f/k/a West-Ward Pharmaceuticals Corp. v. Axsome Malta Ltd. IPR2024-01418. On March 2, 2025, Axsome and the Malta Subsidiary entered into a settlement agreement with Hikma under which agreement Hikma agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for Sunosi, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. On March 6, 2025 the Malta Subsidiary and Hikma jointly requested that the PTAB dismiss IPR2024-01418. That request was granted on March 12, 2025.

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on February 18, 2025. Investors should carefully consider all of the information set forth in this Quarterly Report on Form 10-Q, including the following risk factors, before deciding to invest in any of the Company’s securities.

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
•
If we fail to comply with federal, state, and foreign healthcare laws, including laws governing fraud and abuse, transparency, health and data protection, information privacy and security, we could face substantial penalties and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $59.4 million and $68.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,182.2 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. In January 2025, Symbravo was approved by the FDA for the acute treatment of migraine with or without aura in adults. Apart from Auvelity, Sunosi, and Symbravo, we have no other products which have received regulatory approval.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and the Houthis in Yemen, and it is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel, resulting in a further widening of the conflict. In March 2025, the United States launched a campaign of air and naval strikes against Houthi targets in Yemen, which remain ongoing. The intensity and duration of the current wars in the Middle East are difficult to predict as are such wars’ implications for the global economy.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. For example, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. It is presently unclear exactly what actions the U.S. administration will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, in April 2025, the U.S. administration has signed an executive order to lower prescription drug prices. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our drug candidates.

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

Although we submitted NDAs to the FDA for Auvelity (which was approved) and for Symbravo for the acute treatment of migraines (which received a CRL and has now been approved) and for AXS-14 (which is pending), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we have and/or intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we submitted NDAs for Auvelity and Symbravo pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these products and, as such, we will have less experience with actual testing of these products.

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

Based on the side effects disclosed in the EMA required product label for marketed drugs that contain the same active molecule as our product candidates, AXS-12 and AXS-14 may result in decreased appetite, insomnia, agitation, anxiety, dizziness, headache, paresthesia, akathisia, dysgeusia, accommodation disorder, mydriasis, glaucoma, vertigo, tachycardia, palpitations, vasodilation, hypotension, hypertension, dry mouth, vomiting, hyperhidrosis, rash, sensation of incomplete bladder emptying, urinary tract infection, dysuria, urinary retention, erectile dysfunction, ejaculatory pain, ejaculatory delay, chills, or other adverse events or potential adverse events reported or discussed in the product labels for reboxetine containing products including Edronax®.

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

We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS’s OIG, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authorities’ approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for Sunosi expired on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication expiring on June 17, 2026. For Auvelity, the New Product Exclusivity expires on August 18, 2025. Neither of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings, that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay, or that we would commence such proceedings. Such a generic launch could materially impact our commercial success.

We seek to protect intellectual property relating to our products and portfolio products by prosecuting patents in the United States and elsewhere. The patent prosecution process is expensive and time consuming, and we may not be able to and/or may choose not to file, prosecute, and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection, or that we may choose not to pursue patent protection for all patentable aspects identified. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patent applications and patents. Therefore, these patents and patent applications may not be prosecuted, maintained, and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot reliably or accurately predict the breadth of claims that may be allowed or enforced in our patents and patent applications or in third party patents and patent applications. Further, the degree of future protection for our proprietary rights is uncertain, for example, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

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
•
the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties, and we may not have a continuing application (e.g., divisional, continuation, continuation-in-part) pending that covers the relevant subject matter;
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
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our products and potential product candidates; or
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

Patents have a limited lifespan. In most countries, including the United States, the expiration of a utility patent is typically 20 years from the date that the application for the patent is filed or 20 years from the earliest non-provisional filing date to which priority is claimed if the patent is granted from a continuing application (e.g., continuation, divisional, or continuation-in-part). Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials and regulatory review. However, the applicable authorities, including the USPTO, and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

If we, or any future collaboration partner are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market, and sell any of our products depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and/or sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the general field of treatment and management of CNS disorders and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Regardless of the outcome of any litigation, defending against litigation may be expensive, time consuming, and distracting to management. In addition, because patent applications take time to publish and can take many years to issue, and because there is no way to guarantee we are aware of all third party patents and applications, there may be currently pending applications, unknown to us, which may later result in issued patents that any of our current or future products may infringe. There could also be existing patents of which we are not aware that any of our current or future products may inadvertently infringe.

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

Competitors may infringe our issued patents, our in-licensed patents, or other intellectual property that we own or in-license. Under the terms of our license agreements with Antecip, if we believe a third party is infringing on the patents subject to the licenses, we are obligated, at our own expense, to initiate suit against those third parties. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents and/or to challenge the validity of the asserted patent(s) before a court or the USPTO (e.g., in post-grant proceedings such as Inter Partes Review before the Patent Trial and Appeal Board (PTAB) of the USPTO). In addition, in a patent infringement or validity proceeding, a decision maker (e.g., a court or the PTAB) may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Any litigation proceeding or related proceeding at the USPTO could have adverse results, putting one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and nonclinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12, which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of nonclinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.538, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the products in the United States and to seek and maintain regulatory approvals for the products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We rely on trade secrets to protect our proprietary technological advances and know how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators, sponsored researchers, and other advisors, including the third parties we rely on to manufacture our products, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

We, or our licensors, may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing, and defending patent applications and patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting, enforcing, and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our and/or our licensors’ intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

RISKS RELATED TO LEGAL AND COMPLIANCE MATTERS

If we fail to comply with federal, state, and foreign healthcare laws, including laws governing fraud and abuse, transparency, health and data protection, information privacy and security, we could face substantial penalties and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected.

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

In addition, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal data, including health data, relating to individuals located in the EU, which was formerly governed by the provisions of the EU Data Protection Directive 95/46, was replaced with the EU GDPR in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the legal basis of the processing of personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the U.S. and other non-EEA countries that do not provide a level of protection to personal data in line with the GDPR standard, provides an enforcement authority in each EU member state and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The coming into force of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Moreover, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

There are also federal and state laws on marketing and solicitation, such as CAN-SPAM. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties.

In addition, foreign jurisdictions, such as Canada, have enacted laws that regulate our ability to send commercial messages via email. For example, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. The penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

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

As of April 28, 2025, we had 712 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of April 28, 2025, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 43% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of April 28, 2025, we have outstanding 49,236,365 shares of common stock and 9,517,980 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 41,197,215 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed, or will soon file, one or more registration statements on Form S‑8 registering the issuance of an aggregate of 17,546,713 shares of common stock subject to options or other equity awards issued or reserved for issuance under our 2015 Omnibus Incentive Compensation Plan and 1,100,000 shares of common stock reserved for issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

ITEM 5. OTHER INFORMATION.

During the first quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the first quarter of 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Jacobson	Chief Operating Officer	February 24, 2025(2)	November 23, 2025	65,673
Hunter Murdock	General Counsel	March 4, 2025(2)	December 15, 2025	36,014
Mark Coleman	Director	February 25, 2025(2)	November 28, 2025	7,500
Roger Jeffs	Director	February 26, 2025(2)	November 28, 2025	110,158

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

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1**##	Amendment to Sublease, dated January 17, 2025, between Advance Magazine Publishers Inc. d/b/a Condé Nast and Axsome Therapeutics, Inc.

10.2**	Axsome Therapeutics, Inc. Form of Stock Option Agreement pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

10.3**	Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Non-Executives) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

10.4**	Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Executives and Non-Employee Directors) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

AXSOME THERAPEUTICS, INC.

Date: May 5, 2025	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)