Form 10-Q
period 2025-06-30
Axsome Therapeutics, Inc.
filed 2025-08-04
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 49,901,487 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 28, 2025.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$303,016	$315,353
Accounts receivable, net	198,825	142,001
Inventories, net	18,441	15,732
Prepaid and other current assets	16,338	11,978
Total current assets	536,620	485,064
Equipment, net	667	584
Right-of-use asset - operating lease	22,472	5,383
Goodwill	12,042	12,042
Intangible asset, net	43,733	46,894
Non-current inventory and other assets	24,251	18,531
Total assets	$639,785	$568,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91,628	$71,997
Accrued expenses and other current liabilities	170,902	147,987
Operating lease liability, current portion	337	1,835
Contingent consideration, current	9,232	8,285
Short-term borrowings	70,000	—
Total current liabilities	342,099	230,104
Contingent consideration, non-current	79,655	91,680
Loan payable, long-term	117,540	180,710
Operating lease liability, long-term	23,624	6,046
Finance lease liability, long-term	3,792	2,943
Total liabilities	566,710	511,483
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 49,815,301 and 48,667,587 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	1,303,243	1,179,797
Accumulated deficit	(1,230,173)	(1,122,787)
Total stockholders’ equity	73,075	57,015
Total liabilities and stockholders’ equity	$639,785	$568,498

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$148,959	$86,520	$269,317	$160,616
Royalty revenue	1,083	646	2,188	1,549
Total revenues	150,042	87,166	271,505	162,165
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	13,448	8,055	23,237	14,352
Research and development	49,541	49,853	94,326	86,683
Selling, general and administrative	130,280	103,554	251,067	202,524
Loss (Gain) in fair value of contingent consideration	(8,102)	2,160	(6,590)	748
Intangible asset amortization	1,589	1,590	3,161	3,179
Total operating expenses	186,756	165,212	365,201	307,486
Loss from operations	(36,714)	(78,046)	(93,696)	(145,321)
Interest expense, net	(1,834)	(1,299)	(4,265)	(2,381)
Loss on debt extinguishment	(10,385)	—	(10,385)	—
Loss before income taxes	(48,933)	(79,345)	(108,346)	(147,702)
Income tax benefit	960	—	960	—
Net loss	$(47,973)	$(79,345)	$(107,386)	$(147,702)
Net loss per common share, basic and diluted	$(0.97)	$(1.67)	$(2.18)	$(3.11)
Weighted average common shares outstanding, basic and diluted	49,442,001	47,573,229	49,158,159	47,482,602

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	5	1,047,959	(903,928)	144,036
Stock-based compensation	—	—	21,709	—	21,709
Issuance of common stock upon exercise of options and under employee stock purchase plan	160,724	—	6,741	—	6,741
Issuance of common stock upon vesting of RSUs	27,404	—	—	—	—
Issuance of common stock upon financing	148,875	—	11,039	—	11,039
Shares tendered for withholding taxes	—	—	(1,328)	—	(1,328)
Net loss	—	—	—	(79,345)	(79,345)
Balance at June 30, 2024	47,801,578	5	1,086,120	(983,273)	102,852
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	5	1,235,400	(1,182,200)	53,205
Stock-based compensation	—	—	24,954	—	24,954
Issuance of common stock upon exercise of options	276,280	—	11,661	—	11,661
Issuance of common stock upon vesting of RSUs	15,776	—	—	—	—
Issuance of common stock upon financing	306,486	—	32,116	—	32,116
Shares tendered for withholding taxes	—	—	(888)	—	(888)
Net loss	—	—	—	(47,973)	(47,973)
Balance at June 30, 2025	49,815,301	$5	$1,303,243	$(1,230,173)	$73,075

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(107,386)	$(147,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	47,919	41,572
Amortization of intangible asset	3,161	3,179
Amortization of debt discount	984	1,260
Loss on debt extinguishment	10,385	—
Depreciation	269	272
Loss (Gain) in fair value of contingent consideration	(6,590)	748
Gain from lease modification	(2,250)	—
Non-cash lease expense	1,432	701
Right-of-use asset amortization for finance lease	949	373
Change in operating lease liability	(191)	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	(56,824)	(25,522)
Inventories, net	(2,026)	585
Prepaid expenses and other current assets	(4,360)	(3,693)
Non-current inventory and other assets	(3,223)	(1,029)
Accounts payable	19,631	20,661
Accrued expenses and other current liabilities	22,322	25,072
Net cash used in operating activities	(75,798)	(83,577)
Cash flows from investing activities
Purchases of equipment	(351)	(150)
Net cash used in investing activities	(351)	(150)
Cash flows from financing activities
Proceeds from draw down of debt	190,000	—
Payment of debt issuance costs	(3,638)	—
Repayment of debt	(191,988)	—
Payments on principal portion of finance lease obligation	(919)	(349)
Proceeds from issuance of common stock upon financing	52,283	11,264
Cash paid for common stock issuance costs	(910)	(225)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	28,696	9,242
Payment of contingent consideration	(4,488)	(3,795)
Payments of tax withholdings on stock awards	(5,224)	(2,946)
Net cash provided by financing activities	63,812	13,191
Net decrease in cash	(12,337)	(70,536)
Cash at beginning of period	315,353	386,193
Cash at end of period	$303,016	$315,657
Supplemental disclosures of cash flow information:
Interest paid	$8,359	$9,911
Operating lease right-of-use asset obtained in exchange for operating lease liability	23,869	—
Finance lease right-of-use asset obtained in exchange for finance lease liability	2,360	4,572
Decrease in operating lease right-of-use asset due to lease modification	5,349	—
Decrease in operating lease liability due to lease modification	7,599	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people living with central nervous system (“CNS”) conditions. Axsome has a diverse portfolio of U.S. Food and Drug Administration (FDA) approved treatments for major depressive disorder, excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine, and an expansive pipeline comprised of multiple late-stage development programs addressing a broad range of serious neurological and psychiatric conditions that impact over 150 million people in the United States.

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

In January 2025, Symbravo® (MoSEICTM meloxicam-rizatriptan) was approved by the FDA for the acute treatment of migraine with or without aura in adults. The Company announced the commercial availability of Symbravo in the U.S. in June 2025.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of June 30, 2025, the Company had an accumulated deficit of $1,230.2 million.

The Company’s primary sources of cash have been proceeds from the sales of Auvelity, Sunosi, Symbravo, the issuance and sale of its common stock in public offerings, and the issuance of debt. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership with third parties. The Company may continue to incur substantial operating losses even as it continues to generate revenues from its products.

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

The Company currently has three commercial products, Auvelity, Sunosi, and Symbravo. There can be no assurance that the Company’s research and development efforts will result in additional successfully commercialized products. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells Auvelity, Sunosi, and Symbravo in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approval for Symbravo in January 2025. See Note 13. Revenues for a further breakout of product sales, net.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2025, the balance of cash and cash equivalents was $303.0 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At June 30, 2025, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of June 30, 2025, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the six months ended June 30, 2025. The balance of goodwill was $12.0 million at both June 30, 2025 and December 31, 2024.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the six months ended June 30, 2025.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, contingent warrant liability, short-term and long-term debt, and current and non-current contingent consideration. The Company’s Level 1 financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities. They are considered Level 1 as the carrying values reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company’s Level 3 financial instruments include contingent warrant liability and current and non-current contingent consideration due to the significant unobservable inputs required in determining their respective fair values.

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

The Company estimated the fair value of contingent warrant liability using the Black-Scholes model based on key assumption and inputs. The Company utilized a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, was considered Level 3 within the fair value hierarchy. The Company accounted for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measured them at fair value using the Black-Scholes valuation model. In the second quarter of 2025, the Company derecognized the fair value of contingent warrant liability upon extinguishment of the Hercules Loan Agreement.

Accounts Receivable, net

The Company’s accounts receivable, net arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivable typically has a standard payment term of 60 days or less and does not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. During the first quarter of 2023, the Company began distributing products through wholesale customers. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2025, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and subsequently amortized as interest expense in the consolidated statement of operations using the effective interest rate method. Costs that are directly attributable to the issuance of revolving credit facilities are capitalized and ratably amortized over the term of the revolving credit facility.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three and six months ended June 30, 2025, advertising costs were $36.0 million and $63.7 million, respectively. For the three and six months ended June 30, 2024, advertising costs were $30.3 million and $54.3 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 since it is projecting losses and has incurred year to date losses in all significant jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets. The Company has recorded a discrete income tax benefit for the three and six months ended June 30, 2025 due to favorable return to provision adjustments attributable to certain foreign tax returns filed during July 2025.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2025, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation. The Company’s policy upon exercise of stock options, vesting of RSUs and PSUs is that shares will be issued as new shares drawing on the Company’s 2025 Long-Term Incentive Plan share pool that was adopted by the Board in April 2025 and approved by the stockholders in June 2025. In addition, the Company accounts for equity award forfeitures as they occur.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2025 and 2024.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
Trade receivables	$218,637	$155,505
Less: Reserves for variable consideration	(19,812)	(13,504)
Accounts receivable, net	$198,825	$142,001

Note 4. Inventory

Inventory consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$11,724	$9,541
Work in process	7,455	7,723
Finished goods	9,503	8,986
Total	$28,682	$26,250

There were no material inventory reserves or write downs of any excess and obsolete inventory as of June 30, 2025. Non-current inventory, which consists of raw materials and work in progress inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	June 30, 2025	December 31, 2024
Balance sheet classification
Inventories, net	$18,441	$15,732
Non-current inventory and other assets	10,241	10,518
Total	$28,682	$26,250

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2024
Finite-lived intangible asset	$63,800	$16,906	$46,894	8-years
Balance at June 30, 2025
Finite-lived intangible asset	$63,800	$20,067	$43,733	7-years

Based on the finite-lived intangible asset recorded as of June 30, 2025, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2025	$3,214
2026	6,375
2027	6,375
2028	6,392
2029	6,375
Thereafter	15,002
Total	$43,733

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $9.2 million and non-current contingent consideration liability of $79.7 million in the consolidated balance sheet as of June 30, 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$238,269	$—	$—	$238,269
Liabilities:
Contingent consideration	$—	$—	$88,887	$88,887

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$244,097	$—	$—	$244,097
Liabilities:
Contingent consideration	$—	$—	$99,965	$99,965

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at June 30, 2025. Changes in fair value of the contingent consideration liabilities as of June 30, 2025 are as follows:

Contingent consideration
Balance at December 31, 2024	$99,965
Adjustment to fair value	(6,590)
Payments	(4,488)
Balance at June 30, 2025 (Level 3)	$88,887

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of June 30, 2025	As of December 31, 2024
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	15.2%	12.0%
		Revenue discount rate	16.6% - 19.6%	17.6% - 20.6%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued research and development	$10,154	$14,431
Accrued compensation	21,127	28,225
Accrued selling, general, and administrative	13,314	17,498
Accrued sales discounts, rebates, and allowances	118,168	73,952
Accrued royalties	6,079	9,958
Accrued interest	46	1,542
Accrued taxes	—	960
Finance lease liability, current	2,014	1,421
Total	$170,902	$147,987

Note 8. Loan and Security Agreement

Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.

For the purposes of this Note 8, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Blackstone Loan Agreement (as defined below).

On May 8, 2025 (the “Closing Date”), the Company entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, as agent, and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to the Company on the Closing Date, (ii) a $180.0 million senior secured term loan available to the Company at its option, of which $90.0 million is available until May 31, 2026, and the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”), and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at the Company’s option (the “Revolver” and, together with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits the Company, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full the Company’s obligations under the Hercules Loan Agreement (as defined below). The improved financial terms and anticipated use of the Loans are expected to result in a significant reduction in interest expense. As of June 30, 2025, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In July 2025, the Company repaid the entire outstanding balance as of June 30, 2025 under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for the six months ended June 30, 2025. The Revolver bears interest at SOFR plus a margin of 4.00%. If an Event of Default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 8.30% as of June 30, 2025. The Loans mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of June 30, 2025, the remaining unamortized balance of deferred assets was $1.1 million.

The Loans are subject to mandatory prepayment provisions that may require prepayment upon a change of control, the incurrence of certain additional indebtedness, certain asset sales, or an event of loss, subject to certain conditions set forth in the Blackstone Loan Agreement. The Company may prepay the Loans in whole at its option at any time, subject to certain yield protection premiums. The obligations under the Blackstone Loan Agreement are guaranteed by the Company’s subsidiaries party thereto as guarantors and are secured by a first lien security interest in certain assets of the Company and the guarantors.

The Blackstone Loan Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and the guarantors. The Blackstone Loan Agreement also contains a minimum liquidity covenant of $30.0 million, tested quarterly. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Blackstone Loan Agreement to be immediately due and payable.

Concurrent with the closing of the Blackstone Loan Agreement, Blackstone purchased $15.0 million of the Company’s common stock at a purchase price of $107.14 per share in a private placement transaction. The purchase agreement for the private placement contains customary representations, warranties, and covenants, and includes a lock-up period that generally prohibits, without the prior written consent of the Company, the sale, transfer, pledge, or other disposition of the securities through the period ending 120 days from the Closing Date.

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone.

Hercules Capital, Inc.

In September 2020, we entered into a Loan and Security Agreement for a term loan with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time act as lenders (the “Hercules Loan Agreement”, as amended).

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. As of June 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	June 30, 2025	December 31, 2024
Total outstanding debt, long-term	$120,000	$180,000
Add: accreted final payment fee	—	4,085
Less: unamortized debt discount, long-term	(2,460)	(3,375)
Loan payable, long-term	$117,540	$180,710

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$3,639	$4,869	$8,117	$9,738
Amortization of final payment fee	134	360	527	709
Amortization of debt discount related issuance costs and warrants	183	281	457	551

Scheduled principal payments on outstanding debt, long-term, as of June 30, 2025, are as follows:

2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	120,000
Total principal payments outstanding	$120,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (“Initial Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Initial Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of June 30, 2025, the remaining lease term for the Company’s operating lease was 5.8 years with the discount rate of 7.12%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the six months ended June 30, 2025, the Company recognized a right-of-use asset and lease liability, both, of $2.4 million in connection to this lease. As of June 30, 2025, right-of-use asset and lease liability related to the finance lease were $5.7 million and $5.8 million, respectively, and the weighted average remaining lease term was 3.0 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,247	$583	$2,218	$1,166
Finance lease expense:
Amortization of right-of-use assets	537	263	949	373
Interest on lease liabilities	130	86	243	121

Future minimum lease payments of the Company’s leases as of June 30, 2025 were as follows:

	Operating lease	Finance lease
2025	$803	$1,251
2026	2,478	2,387
2027	4,791	1,880
2028	4,807	1,048
2029	11,284	44
Thereafter	6,317	—
Total lease payments	30,480	6,610
Less: imputed interest	(6,519)	(804)
Present value of lease liabilities	$23,961	$5,806

Note 10. Stockholders’ Equity

Public Offerings

At-the-Market Offerings

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink Partners LLC (“Leerink”) and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between the Company and Leerink. The Company exhausted sales of shares of the Company’s common stock under its prior at-the-market offering program.

In December 2022, in connection with the 2022 Shelf Registration Statement (as defined below), the Company filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired automatic shelf registration statement (the “2019 Shelf Registration Statement”), which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2019. The new sales agreement prospectus covered the issuance and sale by the Company of up to the same $250 million of the Company’s common stock that may be issued and sold from time to time through Leerink, as the Company’s sales agent, under the March 2022 Sales Agreement.

Under the March 2022 Sales Agreement, for the three months ended June 30, 2025, the Company received approximately $17.6 million in gross proceeds through the sale of 166,486 shares, of which net proceeds were approximately $17.2 million. For the six months ended June 30, 2025, the Company received approximately $37.3 million in gross proceeds through the sale of 322,970 shares, of which net proceeds were approximately $36.5 million under the March 2022 Sales Agreement.

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

Blackstone Securities Purchase Agreement

In May 2025, the Company entered into a securities purchase agreement (the “SPA”) with Blackstone or its affiliates for the private placement (the “Private Placement”) of an aggregate of 140,000 shares of the Company’s common stock, at a purchase price of $107.14 per share. Gross proceeds from the Private Placement were approximately $15,000,000. The closing of the Private Placement occurred contemporaneously with the closing of the Blackstone Loan Agreement.

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

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. In April 2025, the Company’s Long-Term Incentive Plan (“2025 Plan”) was adopted by the Board and approved by the stockholders in June 2025. All future equity awards will be made from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of June 30, 2025, there were 2,456,958 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of June 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	8,439,121	$46.72
Granted	339,411	124.90
Exercised	(548,526)	45.53
Forfeited/Canceled	(139,733)	72.73
Outstanding at June 30, 2025	8,090,273	$49.64	6.1	$450,574
Vested and expected to vest at June 30, 2025	8,090,273	$49.64	6.1	$450,574
Exercisable at June 30, 2025	5,602,738	$38.27	5.2	$371,058

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

The weighted average grant date fair value of options granted was $89.21 per option for the six months ended June 30, 2025. As of June 30, 2025, there was $133.8 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2025, total compensation cost not yet recognized related to nonvested RSUs was $80.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of RSUs lapsed during the six months ended June 30, 2025 was $14.7 million.

The following table sets forth the RSU activity for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	906,944	$59.48
Granted	433,692	121.85
Vested	(268,394)	50.30
Forfeited	(29,657)	87.94
Nonvested at June 30, 2025	1,042,585	$86.98

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of the PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets. The actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of June 30, 2025, total compensation cost not yet recognized related to nonvested PSUs was $5.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table sets forth the PSU activity for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	—	$—
Granted	64,281	94.39
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2025	64,281	$94.39

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The ESPP has consecutive offering periods that begin on or about June 1st of each year with a duration of 12 months. The Company commenced the second offering period pursuant to the ESPP on June 1, 2024, and such offering ended on May 31, 2025.

During the six months ended June 30, 2025, 59,607 common shares have been purchased and issued pursuant to the ESPP, and $0.5 million and $0.8 million of expense was recorded for the three and six months ended June 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$6,941	$5,072	$13,400	$9,640
Selling, general and administrative	17,670	16,310	34,519	31,932
Total	$24,611	$21,382	$47,919	$41,572

Stock-based compensation expense capitalized into inventory totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2024	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2025	79,220	$56.80

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

The 2023 warrants, 2022 warrants and 2020 warrants were priced using the volume weighted average price of the Company’s common stock over the ten-day trading period immediately preceding the initial closing, subject to certain limited adjustments as specified in the warrant. The warrants are exercisable for seven years from the date of issuance. The warrants were classified as a component of stockholders’ equity. The relative fair value of the warrants of approximately $1.6 million for the 2023 warrants, $0.8 million for the 2022 warrants and $0.9 million for the 2020 warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. Upon full repayment of the Company’s obligations under the Hercules Loan Agreement, no additional warrants are issuable under the Hercules Loan Agreement.

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share:
Net loss	$(47,973)	$(79,345)	$(107,386)	$(147,702)
Weighted average common shares outstanding—basic and diluted	49,442,001	47,573,229	49,158,159	47,482,602
Net loss per common share—basic and diluted	$(0.97)	$(1.67)	$(2.18)	$(3.11)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Stock options	8,090,273	8,938,807
Restricted stock units	1,526,153	893,055
Performance stock units	64,281	—
Warrants	79,220	79,220
ESPP	92,598	72,902
Total	9,852,525	9,983,984

Note 13. Revenues

The Company sells Auvelity, Sunosi, and Symbravo in the United States through the Distributors. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the six months ended June 30, 2025, the Company’s three largest customers represented approximately 32%, 29%, and 27% of the Company’s gross product sales.

Royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product sales, net
Auvelity	$119,642	$65,025	$215,873	$118,420
Sunosi	28,907	21,495	53,034	42,196
Symbravo	410	—	410	—
Total product sales, net	148,959	86,520	269,317	160,616
Sunosi royalty revenue	1,083	646	2,188	1,549
Total revenues	$150,042	$87,166	$271,505	$162,165

The following table presents a summary of total revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product sales, net
United States	$146,446	$85,444	$265,859	$158,715
Outside of the United States	2,513	1,076	3,458	1,901
Total product sales, net	148,959	86,520	269,317	160,616
Royalty revenue
Outside of the United States	1,083	646	2,188	1,549
Total revenues	$150,042	$87,166	$271,505	$162,165

For the six months ended June 30, 2025, product sales, net includes adjustments for provisions for product sales made in 2024 resulting from changes in estimates of $1.1 million for Auvelity and $0.9 million for Sunosi. For the six months ended June 30, 2024, product sales, net includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $1.1 million for Auvelity and $0.6 million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.1 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi. No other development or sales-based milestones were recognized during the six months ended June 30, 2025 and 2024.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and six months ended June 30, 2025 and 2024, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the six months ended June 30, 2025 and 2024, the Company recorded royalty expense of $6.5 million and $3.6 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip and Blackstone.

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

Note 16. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(48,933)	$(79,345)	$(108,346)	$(147,702)
Income tax benefit	960	—	960	—
Effective tax rate	(2.0)%	—%	(0.9)%	—%

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

For the three and six months ended June 30, 2025, the Company recorded a discrete income tax benefit of $1.0 million. The discrete tax benefit is related to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025. The Company did not have any unrecognized tax benefits as of June 30, 2025 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. Additionally, since the launch of Auvelity in the fourth quarter of 2022, the Company recorded royalty expense of $6.5 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively, which equal 3.0% of net sales for those respective periods.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	$150,042	$87,166	$271,505	$162,165
Less:
Cost of revenue (excluding amortization and depreciation)	13,448	8,055	23,237	14,352
Research and development expense (excluding share-based compensation expense):
Solriamfetol	10,770	15,633	22,576	24,197
AXS-05	14,564	15,763	29,041	29,288
AXS-07	6,075	3,973	10,554	6,945
AXS-12	1,737	3,078	4,146	5,124
AXS-14	6,225	3,761	7,411	6,370
Other research and development(a)	3,229	2,573	7,198	5,119
General and administrative expense (excluding share-based compensation expense)	13,234	12,688	24,884	24,840
Selling and marketing expense (excluding share-based compensation expense)	99,376	74,556	191,664	145,752
Share based compensation expense	24,611	21,382	47,919	41,572
Loss (Gain) in fair value of contingent consideration	(8,102)	2,160	(6,590)	748
Interest expense, net(b)	1,834	1,299	4,265	2,381
Other segment items(c)	11,014	1,590	12,586	3,179
Segment net loss	(47,973)	(79,345)	(107,386)	(147,702)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	(47,973)	(79,345)	(107,386)	(147,702)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)
Interest expense, net of $1,834 for the three months ended June 30, 2025 comprises (i) consolidated interest expense of $4,086 and (ii) consolidated interest income of $2,252. Interest expense, net of $4,265 for the six months ended June 30, 2025 comprises (i) consolidated interest expense of $9,344 and (ii) consolidated interest income of $5,079. Interest expense, net of $1,299 for the three months ended June 30, 2024 comprises (i) consolidated interest expense of $5,079 and (ii) consolidated interest income of $3,780. Interest expense, net of $2,381 for the six months ended June 30, 2024 comprises (i) consolidated interest expense of $10,485 and (ii) consolidated interest income of $8,104.
(c)
Other segment items included in Segment net loss include intangible asset amortization, loss on debt extinguishment, and other miscellaneous items.

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
3.
Symbravo®. Symbravo (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist. Symbravo was developed by the Company and approved by the FDA for the acute treatment of migraine with or without aura in adults in January 2025. We initiated the commercial launch of Symbravo in the United States in June 2025.

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

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. We have submitted an NDA to the FDA for AXS-14 for the management of fibromyalgia and, in June 2025, announced that we received a Refusal to File letter from the FDA for the NDA. To address the FDA’s feedback, Axsome will conduct an additional controlled trial.

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

Our ability to become profitable depends on our ability to generate revenue. We have begun commercial sales of Auvelity, Sunosi, and Symbravo, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $107.4 million and $147.7 million for the six months ended June 30, 2025 and 2024, respectively. Our accumulated deficit as of June 30, 2025 was $1,230.2 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $150.0 million and $87.2 million in the three months ended June 30, 2025 and 2024, respectively, and $271.5 million and $162.2 million in the six months ended June 30, 2025 and 2024, respectively.

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

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.1 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$148,959	$86,520	$269,317	$160,616
Royalty revenue	1,083	646	2,188	1,549
Total revenues	150,042	87,166	271,505	162,165
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	13,448	8,055	23,237	14,352
Research and development	49,541	49,853	94,326	86,683
Selling, general and administrative	130,280	103,554	251,067	202,524
Loss (Gain) in fair value of contingent consideration	(8,102)	2,160	(6,590)	748
Intangible asset amortization	1,589	1,590	3,161	3,179
Total operating expenses	186,756	165,212	365,201	307,486
Loss from operations	(36,714)	(78,046)	(93,696)	(145,321)
Interest expense, net	(1,834)	(1,299)	(4,265)	(2,381)
Loss on debt extinguishment	(10,385)	—	(10,385)	—
Loss before income taxes	(48,933)	(79,345)	(108,346)	(147,702)
Income tax benefit	960	—	960	—
Net loss	$(47,973)	$(79,345)	$(107,386)	$(147,702)
Net loss per common share, basic and diluted	$(0.97)	$(1.67)	$(2.18)	$(3.11)
Weighted average common shares outstanding, basic and diluted	49,442,001	47,573,229	49,158,159	47,482,602

Product sales, net. Auvelity U.S. net sales were $119.6 million and $215.9 million for the three and six months ended June 30, 2025, respectively, as compared to $65.0 million and $118.4 million for the same periods in 2024. Sunosi net sales were $28.9 million and $53.0 million for the three and six months ended June 30, 2025, respectively, as compared to $21.5 million and $42.2 million for the same periods in 2024. We began commercial sales of Symbravo in June 2025 and had U.S. net sales of $0.4 million for the three months ended June 30, 2025. No Symbravo sales were recorded in 2024. The increases in both comparable periods were primarily due to the increase in unit sales volume for both Auvelity and Sunosi, and commercial launch of Symbravo in June 2025.

The following table summarizes the activity of our sales allowance and reserves as of and for the six months ended June 30, 2025 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2024	$55,412	$13,504	$18,538	$87,454
Provisions	184,548	67,694	43,586	295,828
Payments/credits	(158,426)	(61,386)	(25,492)	(245,304)
Balance at June 30, 2025	$81,534	$19,812	$36,632	$137,978

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively, as compared to $0.6 million and $1.5 million for the same periods in 2024 attributable to Pharmanovia sales of Sunosi in the out-licensed markets. The increases in both comparable periods were in line with the increase in unit sales volume of Sunosi in certain ex-U.S. markets.

Cost of revenue. Cost of revenue was $13.4 million and $23.2 million for the three and six months ended June 30, 2025, respectively, as compared to $8.1 million and $14.4 million for the same periods in 2024. The increase was in line with the increase in sales of Auvelity and Sunosi, and commercial launch of Symbravo in June 2025.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Solriamfetol	$10,770	$15,633	$22,576	$24,197
AXS-05	14,564	15,763	29,041	29,288
AXS-07	6,075	3,973	10,554	6,945
AXS-12	1,737	3,078	4,146	5,124
AXS-14	6,225	3,761	7,411	6,370
Other research and development (*)	3,229	2,573	7,198	5,119
Stock-based compensation	6,941	5,072	13,400	9,640
Total research and development expenses	$49,541	$49,853	$94,326	$86,683

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.

Research and development expenses decreased by $0.4 million and increased by $7.6 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decrease in the three months ended comparable period was due to the completion of trials for solriamfetol in ADHD and MDD along with AXS-05 in Alzheimer’s Disease Agitation, which was partially offset by higher personnel costs. The increase in the six months ended comparable period was due to higher costs for AXS-07 and AXS-14. This was partially offset by lower spending due to completion of trials for MDD and ADHD for solriamfetol and for AXS-12. We expect research and development costs to stabilize at current levels through the end of 2025 as certain development programs near completion while new development programs are initiated.

Selling, general and administrative. Selling, general and administrative expenses were $130.3 million and $251.1 million for the three and six months ended June 30, 2025, respectively, as compared to $103.6 million and $202.5 million for the same periods in 2024. The increases in both comparable periods were related to higher commercial activities for Auvelity and Symbravo, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We expect selling, general and administrative expenses to increase through the end of 2025 as we expand marketing, promotional, and advertising costs for Auvelity and Symbravo.

Loss (Gain) in Fair Value of Contingent Consideration. The $8.1 million and $6.6 million changes for the three and six months ended June 30, 2025, respectively, as compared to $2.2 million and $0.7 million changes for the same periods in 2024, were primarily related to changes in significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended June 30, 2025 and 2024 and $3.2 million for both the six months ended June 30, 2025 and 2024.

Interest expense, net. Interest expense, net was $1.8 million and $4.3 million for the three and six months ended June 30, 2025, respectively, as compared to $1.3 million and $2.4 million for the same periods in 2024. The increase was mainly due to less interest income on lower cash balances.

Income tax expense. We recorded a tax benefit of $1.0 million for the three and six months ended June 30, 2025 due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025. We did not record an income tax benefit or expense for the same periods in 2024.

Net loss. Net loss was $48.0 million and $107.4 million for the three and six months ended June 30, 2025, respectively, as compared to $79.3 million and $147.7 million for the same periods in 2024. The decreases in both comparable periods were primarily due to higher sales which was partially offset by higher research and development spend from ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Auvelity, Sunosi, and Symbravo, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through June 30, 2025, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our prior at-the-market offering program.

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

Under the March 2022 Sales Agreement, for the six months ended June 30, 2025, we received approximately $37.3 million in gross proceeds through the sale of 322,970 shares, of which net proceeds were approximately $36.5 million.

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

As described below in the “Loan Agreement with Blackstone” section, on May 8, 2025, we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of our party thereto as guarantors, Wilmington Trust, National Association, as agent, and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for Loans in an aggregate principal amount of up to $570.0 million.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of June 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(75,798)	$(83,577)
Investing activities	(351)	(150)
Financing activities	63,812	13,191
Net decrease in cash	$(12,337)	$(70,536)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2025 was $75.8 million, as compared to $83.6 million for the same period in 2024. The decrease of $7.8 million was primarily due to higher net product revenues from Auvelity and Sunosi in 2025, which was partially offset by an increase in cash used in commercial and clinical related activities.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 was $351 thousand, as compared to $150 thousand for the same period in 2024. The increase was impacted by the move into our new corporate office space during the first quarter of 2025.

Financing Activities. Cash provided by financing activities was $63.8 million for the six months ended June 30, 2025, which included net proceeds of $186.4 million from draw-downs related to the Blackstone Loans and net proceeds of $51.4 million from issuance of common stock for financing purposes as well as proceeds of $28.7 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by the repayment of the Hercules Loan, for a total of $192.0 million, and payments of contingent consideration and tax withholdings on stock awards, for a total of $9.7 million. Cash provided by financing activities was $13.2 million for the six months ended June 30, 2024, which included net proceeds of $11.0 million from issuance of common stock for financing purposes as well as proceeds of $9.2 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $6.7 million.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to have losses as we continue the development of, and seek regulatory approvals for, our product candidates, while further investing in Auvelity, Sunosi, and Symbravo. We are subject to all of the risks pertinent to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

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

In connection with the Blackstone Loan Agreement (see below), Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among us, Antecip and Blackstone.

Loan Agreement with Blackstone

On May 8, 2025 (the “Closing Date”), we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of ours party thereto as guarantors, Wilmington Trust, National Association, as agent, and the lenders from time to time party thereto (collectively, the “Lenders”), providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at our option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of June 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

Employees and Human Capital Management

As of July 28, 2025, we had 846 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $303.0 million and $315.4 million as of June 30, 2025 and December 31, 2024, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufacturers located in Europe and certain invoices are denominated in foreign currencies. Royalty revenues from Pharmanovia are derived from their sales of Sunosi in ex-U.S. markets and those sales are denominated in Euros. We are therefore subject to fluctuations in foreign currency rates for the Euro, Swiss Franc, and British Pound, in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these transactions.

We do not believe a 10% change in these currencies on June 30, 2025 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2025, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant’s ANDA for Sunosi®. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025, January 29, 2025, and May 1, 2025. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd.No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:25-cv-00643; Axsome Malta Ltd. et al v. Hetero USA Inc. et al. 2-25-cv-00801; and Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-25-cv-03721, respectively, all of which were filed in the NJ District Court.

On June 4, 2024, Axsome and the Malta Subsidiary entered into a settlement agreement with Unichem Laboratories Ltd. (“Unichem”) under which agreement Unichem agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. On August 21, 2024, Axsome and the Malta Subsidiary reached an agreement to dismiss the actions pending against Sandoz Inc. On September 25, 2024, Hikma Pharmaceuticals USA, Inc. (“Hikma”) filed a petition for Inter Partes Review of U.S. Patent No. 11,560,354 before the United States Patent and Trademark Office’s Patent Trial and Appeal Board. That petition is captioned Hikma Pharmaceuticals USA Inc. f/k/a West-Ward Pharmaceuticals Corp. v. Axsome Malta Ltd. IPR2024-01418. On March 2, 2025, Axsome and the Malta Subsidiary entered into a settlement agreement with Hikma under which agreement Hikma agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for Sunosi, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. On March 6, 2025 the Malta Subsidiary and Hikma jointly requested that the PTAB dismiss IPR2024-01418. That request was granted on March 12, 2025. On May 21, 2025, Axsome and the Malta Subsidiary entered into a settlement with Hetero USA, Inc., Hetero Labs Limited Unit-V, and Hetero Labs Ltd. (collectively, “Hetero”) under which agreement Hetero agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for Sunosi, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. All other actions remain pending.

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
•
Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan facility with Blackstone, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $107.4 million and $147.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,230.2 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. In January 2025, Symbravo was approved by the FDA for the acute treatment of migraine with or without aura in adults. Apart from Auvelity, Sunosi, and Symbravo, we have no other products which have received regulatory approval.

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
•
continue to expand commercial sales of Auvelity, Sunosi, and Symbravo;
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

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan facility with Blackstone, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On May 8, 2025 (the “Closing Date”), we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries party thereto as guarantors, Wilmington Trust, National Association, as agent, and the lenders from time to time party thereto (collectively, the “Lenders”), providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at the Company’s option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

The Blackstone Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.

The covenants under the Blackstone Loan Agreement also require maintaining a minimum amount of cash in an account or accounts in which the Lenders have a first priority security interest.

A breach of any of the covenants under the Blackstone Loan Agreement could result in a default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to it to secure such indebtedness.

We have a limited operating history of commercializing products, which may make it difficult to evaluate our business and prospects.

We are a commercial-stage company. Prior to our commercialization of Auvelity and Sunosi in 2022, and the approval of Symbravo earlier this year, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We have transitioned from a company with solely a research and development focus to a company also undertaking commercial activities. We may continue to encounter unforeseen expenses, difficulties, complications and delays, and this may not be a successful transition.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and the Houthis in Yemen, and it is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel, resulting in a further widening of the conflict. In March 2025, the United States launched a campaign of air and naval strikes against Houthi targets in Yemen, and although the US-Houthi conflict has now ceased, Yemen remains a volatile region with ongoing violence from multiple parties. The intensity and duration of the current wars in the Middle East are difficult to predict as are such wars’ implications for the global economy.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. For example, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. This pause was initially set to expire on July 9, 2025, but was extended thereafter, providing additional time to finalize deals with certain countries. It is presently unclear exactly what actions the U.S. administration will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our drug candidates.

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

Although we submitted NDAs to the FDA for Auvelity (which was approved) and for Symbravo (which received a CRL and has now been approved) and for AXS-14 (which received a Refuse to File letter from the FDA, and which we plan to resubmit), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for additional indications, AXS-05 for the treatment of agitation associated with AD and smoking cessation, AXS-12 for the treatment of narcolepsy, and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in Note 14, we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to any sales of the Company’s Auvelity product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

For instance, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Likewise, we received a Refuse to File from the FDA relating to the Company’s product candidate AXS-14 for the management of fibromyalgia in June 2025. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/nonclinical studies than we currently plan, or we may abandon product development programs. For instance, we relied on the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia; however, we received a Refuse to File from the FDA. We plan to conduct an additional Phase 3 trial to address FDA’s feedback. Furthermore, although we believe that we are able to rely on the Phase 2 CONCERT trial, Phase 3 SYMPHONY trial, and Phase 3 ENCORE trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy, the FDA could still require additional studies to support the approval of an NDA for this and other product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our product development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In terms of the compliance deadline, the requirement to submit a diversity action plan applies to clinical studies for which enrollment begins 180 days after the final guidance is published, which was originally anticipated to occur in June 2025. In January 2025, the previously-published draft guidance was temporarily removed from the FDA website following an executive order, but was restored and reinstated the following month per a court order. However, it remains in draft form, which impacts the eventual publication date of the final guidance, and as a result, may delay the compliance deadline.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. For example, in the CRL with respect to our NDA for Symbravo, the FDA noted the need for additional CMC data. Symbravo was subsequently approved by the FDA. With respect to our NDA for AXS-14 for the management of fibromyalgia, the FDA stated that upon preliminary review, it found that our NDA was not sufficiently complete to permit a substantive review. To address the FDA’s feedback, we plan to conduct an additional controlled trial, which will use a fixed-dose paradigm and a 12-week primary endpoint as requested by the FDA. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as AD agitation or smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

We have received a Fast Track product designation for AXS-05 for both the treatment of TRD as well as for the treatment of AD agitation, and we may seek Fast Track designation for our other current or future product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Auvelity. We settled the ensuing litigation in February 2025. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Sunosi. We have reached settlement agreements in the ensuing litigation with four of the six filers. We remain in ongoing litigation with the remaining two filers in the U.S. District Court for the District of New Jersey.

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

Efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may not be successful. If any of our product candidates are approved but do not achieve an adequate level of market acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of any of our products will depend on a number of factors, including:

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with GLP as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, such as GCP for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of the third parties we engage fail to comply with applicable GCP, we, or those third parties, may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our most recent Annual Report on Form 10-K, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate Statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, HIPAA, the FCPA, the ACA, and other state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. We are subject to healthcare laws by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

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

We expect that federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act (“IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

On April 15, 2025, the Administration issued an executive order (the “April 2025 EO”) that, among other directives, directs the U.S. Department of Health and Human Services (HHS) to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. Other Centers for Medicare & Medicaid Services (CMS) policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and, therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Further, the ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program.

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

For example, the OBBBA reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirements. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

Further, OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which are expected to result in less coverage in the ACA’s health insurance marketplace (“Marketplace”) over the next few years. The ACA premium tax credits will expire at the end of 2025, which is expected to result in an additional loss of coverage for approximately 24 million people currently enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs.

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

As of July 28, 2025, we had 846 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of July 28, 2025, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 40% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of July 28, 2025, we have outstanding 49,901,487 shares of common stock and 9,877,054 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 41,872,837 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed, or will soon file, one or more registration statements on Form S‑8 registering the issuance of an aggregate of 17,546,713 shares of common stock subject to options or other equity awards issued or reserved for issuance under our 2025 Long-Term Incentive Plan and 1,100,000 shares of common stock reserved for issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

We have never declared or paid any cash dividends on our capital stock. In addition, the Blackstone Loan Agreement contains restrictive covenants that prohibit us from declaring or paying any dividends or making any other distributions on our common stock, except as may be expressly permitted under the facility. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 5. OTHER INFORMATION.

During the second quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the second quarter of 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Herriot Tabuteau	Chief Executive Officer	June 13, 2025(2)	May 6, 2026	524,000(3)(4)
Mark Jacobson	Chief Operating Officer	June 17, 2025(2)	March 14, 2026	70,783(3)(4)

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

(3) Represents the subsequent sale of the underlying shares pursuant to an exercise of stock options.

(4) Represents an exercise of stock options prior to the 10-year expiration date of such options, which would occur within 12 to 24 months.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1##

Amendment to Sublease, dated January 17, 2025, between Advance Magazine Publishers Inc. d/b/a Condé Nast and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2025).

10.2**##

Loan Agreement, dated May 8, 2025, by and among Axsome Therapeutics, Inc., certain subsidiaries of Axsome Therapeutics, Inc. from time to time party thereto, Wilmington Trust, National Association, as agent, Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C., as Blackstone Representative, and the lenders from time to time party thereto.

10.3**##	Securities Purchase Agreement, dated May 8, 2025, by and among Axsome Therapeutics, Inc., Axis Aggregator, L.P., Blackstone Private Credit Fund and Blackstone Secured Lending Fund.

10.4**	Axsome Therapeutics, Inc. 2025 Long-Term Incentive Plan.

10.5**	Axsome Therapeutics, Inc. Form of Standard Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan.

10.6**	Axsome Therapeutics, Inc. Form of Director Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan.

10.7**	Axsome Therapeutics, Inc. Form of Executive Deferral Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan.

10.8**	Axsome Therapeutics, Inc. Form of Standard Nonstatutory Stock Option Agreement pursuant to the 2025 Long-Term Incentive Plan.

10.9**	Axsome Therapeutics, Inc. Form of Director Nonstatutory Stock Option Agreement pursuant to the 2025 Long-Term Incentive Plan.

10.10**##	Axsome Therapeutics, Inc. Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2025 Long-Term Incentive Plan.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

AXSOME THERAPEUTICS, INC.

Date: August 4, 2025	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)