Form 10-Q
period 2025-09-30
Axsome Therapeutics, Inc.
filed 2025-11-03
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 50,412,640 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 27, 2025.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,272	$315,353
Accounts receivable, net	196,507	142,001
Inventories, net	23,774	15,732
Prepaid and other current assets	19,789	11,978
Total current assets	565,342	485,064
Equipment, net	605	584
Right-of-use asset - operating lease	21,654	5,383
Goodwill	12,042	12,042
Intangible asset, net	42,126	46,894
Non-current inventory and other assets	27,481	18,531
Total assets	$669,250	$568,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,227	$71,997
Accrued expenses and other current liabilities	225,632	147,987
Operating lease liability, current portion	736	1,835
Contingent consideration, current	9,695	8,285
Short-term borrowings	70,000	—
Total current liabilities	360,290	230,104
Contingent consideration, non-current	89,870	91,680
Loan payable, long-term	117,642	180,710
Operating lease liability, long-term	23,041	6,046
Finance lease liability, long-term	4,680	2,943
Total liabilities	595,523	511,483
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 50,307,834 and 48,667,587 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	1,351,124	1,179,797
Accumulated deficit	(1,277,402)	(1,122,787)
Total stockholders’ equity	73,727	57,015
Total liabilities and stockholders’ equity	$669,250	$568,498

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$169,784	$103,736	$439,101	$264,352
Royalty revenue	1,208	1,026	3,396	2,575
Total revenues	170,992	104,762	442,497	266,927
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	11,912	8,437	35,149	22,789
Research and development	40,162	45,388	134,488	132,071
Selling, general and administrative	150,235	95,564	401,302	298,088
Loss in fair value of contingent consideration	13,185	16,391	6,595	17,139
Intangible asset amortization	1,607	1,606	4,768	4,785
Total operating expenses	217,101	167,386	582,302	474,872
Loss from operations	(46,109)	(62,624)	(139,805)	(207,945)
Interest expense, net	(1,120)	(1,978)	(5,385)	(4,359)
Loss on debt extinguishment	—	—	(10,385)	—
Loss before income taxes	(47,229)	(64,602)	(155,575)	(212,304)
Income tax benefit	—	—	960	—
Net loss	$(47,229)	$(64,602)	$(154,615)	$(212,304)
Net loss per common share, basic and diluted	$(0.94)	$(1.34)	$(3.13)	$(4.45)
Weighted average common shares outstanding, basic and diluted	50,021,851	48,140,519	49,449,220	47,703,508

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	47,351,363	5	1,026,543	(835,571)	190,977
Stock-based compensation	—	—	20,533	—	20,533
Issuance of common stock upon exercise of options	80,294	—	2,501	—	2,501
Issuance of common stock upon vesting of RSUs	32,918	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	(68,357)	(68,357)
Balance at March 31, 2024	47,464,575	5	1,047,959	(903,928)	144,036
Stock-based compensation	—	—	21,709	—	21,709
Issuance of common stock upon exercise of options and under employee stock purchase plan	160,724	—	6,741	—	6,741
Issuance of common stock upon vesting of RSUs	27,404	—	—	—	—
Issuance of common stock upon financing	148,875	—	11,039	—	11,039
Shares tendered for withholding taxes	—	—	(1,328)	—	(1,328)
Net loss	—	—	—	(79,345)	(79,345)
Balance at June 30, 2024	47,801,578	5	1,086,120	(983,273)	102,852
Stock-based compensation	—	—	21,992	—	21,992
Issuance of common stock upon exercise of options	475,830	—	20,290	—	20,290
Issuance of common stock upon vesting of RSUs	10,440	—	—	—	—
Issuance of common stock upon financing	148,260	—	12,839	—	12,839
Shares tendered for withholding taxes	—	—	(473)	—	(473)
Net loss	—	—	—	(64,602)	(64,602)
Balance at September 30, 2024	48,436,108	5	1,140,768	(1,047,875)	92,898
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	5	1,235,400	(1,182,200)	53,205
Stock-based compensation	—	—	24,954	—	24,954
Issuance of common stock upon exercise of options and under employee stock purchase plan	276,280	—	11,661	—	11,661
Issuance of common stock upon vesting of RSUs	15,776	—	—	—	—
Issuance of common stock upon financing	306,486	—	32,116	—	32,116
Shares tendered for withholding taxes	—	—	(888)	—	(888)
Net loss	—	—	—	(47,973)	(47,973)
Balance at June 30, 2025	49,815,301	5	1,303,243	(1,230,173)	73,075
Stock-based compensation	—	—	23,442	—	23,442
Issuance of common stock upon exercise of options	389,542	—	15,524	—	15,524
Issuance of common stock upon vesting of RSUs	14,479	—	—	—	—
Issuance of common stock upon financing	88,512	—	9,757	—	9,757
Shares tendered for withholding taxes	—	—	(842)	—	(842)
Net loss	—	—	—	(47,229)	(47,229)
Balance at September 30, 2025	50,307,834	$5	$1,351,124	$(1,277,402)	$73,727

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(154,615)	$(212,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	71,022	63,232
Amortization of intangible asset	4,768	4,785
Amortization of debt discount	1,142	1,932
Loss on debt extinguishment	10,385	—
Depreciation	389	403
Loss in fair value of contingent consideration	6,595	17,139
Gain from lease modification	(2,250)	—
Non-cash lease expense	2,249	1,042
Right-of-use asset amortization for finance lease	1,633	697
Change in operating lease liability	(373)	(235)
Changes in operating assets and liabilities:
Accounts receivable, net	(54,506)	(29,276)
Inventories, net	(7,020)	1,873
Prepaid expenses and other current assets	(7,811)	(5,296)
Non-current inventory and other assets	(5,159)	(169)
Accounts payable	(17,770)	23,574
Accrued expenses and other current liabilities	76,569	30,395
Net cash used in operating activities	(74,752)	(102,208)
Cash flows from investing activities
Purchases of equipment	(409)	(240)
Net cash used in investing activities	(409)	(240)
Cash flows from financing activities
Proceeds from draw down of debt	260,000	—
Payment of debt issuance costs	(3,638)	—
Repayment of debt	(261,988)	—
Payments on principal portion of finance lease obligation	(1,583)	(660)
Proceeds from issuance of common stock upon financing	62,229	24,365
Cash paid for common stock issuance costs	(1,099)	(487)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	44,220	29,532
Payment of contingent consideration	(6,995)	(5,735)
Payments of tax withholdings on stock awards	(6,066)	(3,419)
Net cash provided by financing activities	85,080	43,596
Net increase (decrease) in cash	9,919	(58,852)
Cash at beginning of period	315,353	386,193
Cash at end of period	$325,272	$327,341
Supplemental disclosures of cash flow information:
Interest paid	$11,576	$14,935
Operating lease right-of-use asset obtained in exchange for operating lease liability	23,869	—
Finance lease right-of-use asset obtained in exchange for finance lease liability	4,395	4,890
Decrease in operating lease right-of-use asset due to lease modification	5,349	—
Decrease in operating lease liability due to lease modification	7,599	—

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people living with central nervous system (“CNS”) conditions. Axsome has a diverse portfolio of U.S. Food and Drug Administration (FDA) approved treatments for major depressive disorder, excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine, and an expansive pipeline comprised of multiple late-stage development programs addressing a broad range of serious neurological and psychiatric conditions that collectively impact over 150 million people in the United States.

In May 2022, the Company acquired the U.S. rights to Sunosi® (solriamfetol) from Jazz Pharmaceuticals plc (“Jazz”), and in November 2022, the Company acquired worldwide ex-U.S. rights (excluding certain Asian markets) from Jazz (collectively, the “Acquisition”). Sunosi was approved for the treatment of excessive daytime sleepiness (EDS) in adult patients with narcolepsy or obstructive sleep apnea by the FDA in March 2019 and by the European Commission in January 2020. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market Sunosi in Europe and certain countries in the Middle East / North Africa.

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

The Company refers herein to Auvelity, Sunosi, Symbravo (also referred to as “AXS-07”), AXS-12, AXS-14, and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of September 30, 2025, the Company had an accumulated deficit of $1,277.4 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2025, the balance of cash and cash equivalents was $325.3 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At September 30, 2025, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

Concentration of Risk, Other - The Company has a limited number of contract manufacturers for its products. At times, the Company may have only one manufacturer or supplier for its products.

Business Combination

The Company accounted for the acquisition of Sunosi (the “Acquisition”) as a business combination using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing the intangible asset include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the Acquisition, the Company recorded goodwill and an intangible asset.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of September 30, 2025, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the nine months ended September 30, 2025. The balance of goodwill was $12.0 million at both September 30, 2025 and December 31, 2024.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the nine months ended September 30, 2025.

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

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2025, the Company has not recorded any allowances for doubtful accounts receivable. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three and nine months ended September 30, 2025, advertising costs were $41.4 million and $105.1 million, respectively. For the three and nine months ended September 30, 2024, advertising costs were $20.7 million and $75.0 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 since it is projecting losses and has incurred year to date losses in all significant jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets. The Company did not record a tax expense or benefit for the three months ended September 30, 2025. The Company recorded a tax benefit for the nine months ended September 30, 2025 due to favorable return to provision adjustments attributable to certain foreign tax returns filed during July 2025 that was recorded as a discrete income tax benefit in the second quarter of 2025.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2025, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2025 and 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2025, and will provide the required disclosures in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
Trade receivables	$215,848	$155,505
Less: Reserves for variable consideration	(19,341)	(13,504)
Accounts receivable, net	$196,507	$142,001

Note 4. Inventory

Inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$12,436	$9,541
Work in process	12,851	7,723
Finished goods	10,349	8,986
Total	$35,636	$26,250

There were no material inventory reserves or write downs of any excess and obsolete inventory as of September 30, 2025. Non-current inventory, which consists of raw materials and work in process inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	September 30, 2025	December 31, 2024
Balance sheet classification
Inventories, net	$23,774	$15,732
Non-current inventory and other assets	11,862	10,518
Total	$35,636	$26,250

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2024
Finite-lived intangible asset	$63,800	$16,906	$46,894	8-years
Balance at September 30, 2025
Finite-lived intangible asset	$63,800	$21,674	$42,126	7-years

Based on the finite-lived intangible asset recorded as of September 30, 2025, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2025	$1,607
2026	6,375
2027	6,375
2028	6,392
2029	6,375
Thereafter	15,002
Total	$42,126

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of Sunosi to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $9.7 million and non-current contingent consideration liability of $89.9 million in the consolidated balance sheet as of September 30, 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$240,099	$—	$—	$240,099
Liabilities:
Contingent consideration	$—	$—	$99,565	$99,565

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$244,097	$—	$—	$244,097
Liabilities:
Contingent consideration	$—	$—	$99,965	$99,965

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at September 30, 2025. Changes in fair value of the contingent consideration liabilities as of September 30, 2025 are as follows:

Contingent consideration
Balance at December 31, 2024	$99,965
Adjustment to fair value	6,595
Payments	(6,995)
Balance at September 30, 2025 (Level 3)	$99,565

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of September 30, 2025	As of December 31, 2024
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	12.9%	12.0%
		Revenue discount rate	17.7% - 20.7%	17.6% - 20.6%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued research and development	$12,657	$14,431
Accrued compensation	27,798	28,225
Accrued selling, general, and administrative	36,163	17,498
Accrued sales discounts, rebates, and allowances	139,471	73,952
Accrued royalties	7,001	9,958
Accrued interest	45	1,542
Accrued taxes	—	960
Finance lease liability, current	2,497	1,421
Total	$225,632	$147,987

Note 8. Loan and Security Agreement

Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.

For the purposes of this Note 8, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Blackstone Loan Agreement (as defined below).

On May 8, 2025 (the “Closing Date”), the Company entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, as agent, and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to the Company on the Closing Date, (ii) a $180.0 million senior secured term loan available to the Company at its option, of which $90.0 million is available until May 31, 2026, and the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”), and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at the Company’s option (the “Revolver” and, together with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits the Company, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full the Company’s obligations under the Hercules Loan Agreement (as defined below). The improved financial terms and anticipated use of the Loans are expected to result in a significant reduction in interest expense. As of September 30, 2025, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In October 2025, the Company repaid the entire outstanding balance as of September 30, 2025 under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for the nine months ended September 30, 2025. The Revolver bears interest at SOFR plus a margin of 4.00%. If an Event of Default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 8.00% as of September 30, 2025. The Loans mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of September 30, 2025, the remaining unamortized balance of deferred assets was $1.0 million.

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

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement for a term loan with Hercules Capital, Inc., a Maryland corporation (“Hercules”), in its capacity as administrative agent and collateral agent and as a lender, and the other financial institutions that from time to time act as lenders (the “Hercules Loan Agreement”, as amended).

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. As of September 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	September 30, 2025	December 31, 2024
Total outstanding debt, long-term	$120,000	$180,000
Add: accreted final payment fee	—	4,085
Less: unamortized debt discount, long-term	(2,358)	(3,375)
Loan payable, long-term	$117,642	$180,710

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$3,056	$4,892	$11,173	$14,630
Amortization of final payment fee	—	375	527	1,085
Amortization of debt discount related issuance costs and warrants	158	297	615	847

Scheduled principal payments on outstanding debt, long-term, as of September 30, 2025, are as follows:

2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	120,000
Total principal payments outstanding	$120,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (“Initial Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Initial Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of September 30, 2025, the remaining lease term for the Company’s operating lease was 5.5 years with the discount rate of 7.12%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the nine months ended September 30, 2025, the Company recognized a right-of-use asset and lease liability, both, of $4.4 million in connection to this lease. As of September 30, 2025, right-of-use asset and lease liability related to the finance lease were $7.1 million and $7.2 million, respectively, and the weighted average remaining lease term was 3.0 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,261	$583	$3,479	$1,749
Finance lease expense:
Amortization of right-of-use assets	684	324	1,633	697
Interest on lease liabilities	160	101	403	222

Future minimum lease payments of the Company’s leases as of September 30, 2025 were as follows:

	Operating lease	Finance lease
2025	$476	$783
2026	2,178	3,007
2027	4,791	2,487
2028	4,807	1,644
2029	11,284	262
Thereafter	6,317	—
Total lease payments	29,853	8,183
Less: imputed interest	(6,076)	(1,006)
Present value of lease liabilities	$23,777	$7,177

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

In December 2022, in connection with the automatic shelf registration statement (the “2022 Shelf Registration Statement”), the Company filed a new sales agreement prospectus to replace the prior prospectus supplement filed in August 2022 associated with the expired automatic shelf registration statement (the “2019 Shelf Registration Statement”), which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2019. The new sales agreement prospectus covered the issuance and sale by the Company of up to the same $250 million of the Company’s common stock that may be issued and sold from time to time through Leerink, as the Company’s sales agent, under the March 2022 Sales Agreement.

Under the March 2022 Sales Agreement, for the three months ended September 30, 2025, the Company received approximately $9.9 million in gross proceeds through the sale of 88,512 shares, of which net proceeds were approximately $9.7 million. For the nine months ended September 30, 2025, the Company received approximately $47.2 million in gross proceeds through the sale of 411,482 shares, of which net proceeds were approximately $46.3 million under the March 2022 Sales Agreement.

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

Blackstone Securities Purchase Agreement

In May 2025, the Company entered into a securities purchase agreement (the “SPA”) with Blackstone or its affiliates for the private placement (the “Private Placement”) of an aggregate of 140,000 shares of the Company’s common stock, at a purchase price of $107.14 per share. Gross proceeds from the Private Placement were approximately $15.0 million. The closing of the Private Placement occurred contemporaneously with the closing of the Blackstone Loan Agreement.

Shelf Registration Statement

Contemporaneously herewith, the Company filed an automatic shelf registration statement (the “2025 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration.

Under SEC rules, the 2025 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plan

In November 2015, the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) was adopted by the Company’s stockholders. In April 2025, the Company’s Long-Term Incentive Plan (“2025 Plan”) was adopted by the Board and approved by the stockholders in June 2025. All future equity awards will be made from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of September 30, 2025, there were 2,592,462 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of September 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	8,439,121	$46.72
Granted	361,938	123.86
Exercised	(938,068)	43.17
Forfeited/Canceled	(275,373)	72.00
Outstanding at September 30, 2025	7,587,618	$49.93	5.9	$546,116
Vested and expected to vest at September 30, 2025	7,587,618	$49.93	5.9	$546,116
Exercisable at September 30, 2025	5,552,310	$39.63	5.0	$454,782

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

The weighted average grant date fair value of options granted was $88.37 per option for the nine months ended September 30, 2025. As of September 30, 2025, there was $112.6 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2025, total compensation cost not yet recognized related to nonvested RSUs was $73.4 million, which is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of RSUs lapsed during the nine months ended September 30, 2025 was $17.2 million.

The following table sets forth the RSU activity for the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	906,944	$59.48
Granted	468,455	120.84
Vested	(295,835)	51.71
Forfeited	(72,580)	91.81
Nonvested at September 30, 2025	1,006,984	$87.98

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of the PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets. The actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of September 30, 2025, total compensation cost not yet recognized related to nonvested PSUs was $4.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table sets forth the PSU activity for the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	—	$—
Granted	64,281	94.39
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2025	64,281	$94.39

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

During the nine months ended September 30, 2025, 59,607 common shares have been purchased and issued pursuant to the ESPP, and $0.7 million and $1.5 million of expense was recorded for the three and nine months ended September 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$6,807	$5,868	$20,207	$15,508
Selling, general and administrative	16,296	15,792	50,815	47,724
Total	$23,103	$21,660	$71,022	$63,232

Stock-based compensation expense capitalized into inventory totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2024	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at September 30, 2025	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment to the Hercules Loan Agreement, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of the Tranche 1C Advance, Hercules received warrants to purchase 9,700 shares of the Company’s common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (the “2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (the “2020 warrants”).

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share:
Net loss	$(47,229)	$(64,602)	$(154,615)	$(212,304)
Weighted average common shares outstanding—basic and diluted	50,021,851	48,140,519	49,449,220	47,703,508
Net loss per common share—basic and diluted	$(0.94)	$(1.34)	$(3.13)	$(4.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Stock options	7,587,618	8,453,826
Restricted stock units	1,495,986	899,277
Performance stock units	64,281	—
Warrants	79,220	79,220
ESPP	83,477	69,761
Total	9,310,582	9,502,084

Note 13. Revenues

The Company sells Auvelity, Sunosi, and Symbravo in the United States through the Distributors. The Company also sells Sunosi to Distributors in Canada and on a product supply basis to Pharmanovia. Sunosi is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the nine months ended September 30, 2025, the Company’s three largest customers represented approximately 34%, 30%, and 26% of the Company’s gross product sales.

Royalty revenue is related to sales of Sunosi by Pharmanovia in certain ex-U.S. markets.

The following table presents a summary of total revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product sales, net
Auvelity	$136,102	$80,378	$351,975	$198,798
Sunosi	31,611	23,358	84,645	65,554
Symbravo	2,071	—	2,481	—
Total product sales, net	169,784	103,736	439,101	264,352
Sunosi royalty revenue	1,208	1,026	3,396	2,575
Total revenues	$170,992	$104,762	$442,497	$266,927

The following table presents a summary of total revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product sales, net
United States	$169,176	$102,810	$435,035	$261,525
Outside of the United States	608	926	4,066	2,827
Total product sales, net	169,784	103,736	439,101	264,352
Royalty revenue
Outside of the United States	1,208	1,026	3,396	2,575
Total revenues	$170,992	$104,762	$442,497	$266,927

For the nine months ended September 30, 2025, product sales, net includes adjustments for provisions for product sales made in 2024 resulting from changes in estimates of $0.9 million for Auvelity and $0.8 million for Sunosi. For the nine months ended September 30, 2024, product sales, net includes adjustments for provisions for product sales made in 2023 resulting from changes in estimates of $1.0 million for Auvelity and $0.6 million for Sunosi.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.2 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi. No other development or sales-based milestones were recognized during the nine months ended September 30, 2025 and 2024.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2025 and 2024, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as Auvelity) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of Auvelity (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the nine months ended September 30, 2025 and 2024, the Company recorded royalty expense of $10.6 million and $6.0 million, respectively, for royalty due to Antecip, which is equal to 3.0% of net sales of Auvelity. This is considered to be a related party transaction.

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

Note 16. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(47,229)	$(64,602)	$(155,575)	$(212,304)
Income tax benefit	—	—	960	—
Effective tax rate	—%	—%	(0.6)%	—%

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

The Company did not record a tax expense or benefit for the three months ended September 30, 2025. The Company recorded a tax benefit for the nine months ended September 30, 2025 of $1.0 million due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025 that was recorded as a discrete income tax benefit in the second quarter of 2025. The Company did not have any unrecognized tax benefits as of September 30, 2025 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect material tax impacts from the legislation on its consolidated financial statements.

Note 17. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $10.6 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively, which equal 3.0% of net sales for those respective periods.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$170,992	$104,762	$442,497	$266,927
Less:
Cost of revenue (excluding amortization and depreciation)	11,912	8,437	35,149	22,789
Research and development expense (excluding share-based compensation expense):
Solriamfetol	9,518	13,711	32,094	37,908
AXS-05	13,855	14,802	42,896	44,090
AXS-07	4,825	2,512	15,379	9,457
AXS-12	1,873	1,911	6,019	7,035
AXS-14	(1,460)	3,516	5,951	9,886
Other research and development(a)	4,744	3,067	11,942	8,186
General and administrative expense (excluding share-based compensation expense)	19,739	11,587	44,623	36,427
Selling and marketing expense (excluding share-based compensation expense)	114,200	68,186	305,864	213,938
Share based compensation expense	23,103	21,660	71,022	63,232
Loss in fair value of contingent consideration	13,185	16,391	6,595	17,139
Interest expense, net(b)	1,120	1,978	5,385	4,359
Other segment items(c)	1,607	1,606	14,193	4,785
Segment net loss	(47,229)	(64,602)	(154,615)	(212,304)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	(47,229)	(64,602)	(154,615)	(212,304)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)
Interest expense, net of $1,120 for the three months ended September 30, 2025 comprises (i) consolidated interest expense of $3,375 and (ii) consolidated interest income of $2,255. Interest expense, net of $5,385 for the nine months ended September 30, 2025 comprises (i) consolidated interest expense of $12,719 and (ii) consolidated interest income of $7,334. Interest expense, net of $1,978 for the three months ended September 30, 2024 comprises (i) consolidated interest expense of $5,666 and (ii) consolidated interest income of $3,688. Interest expense, net of $4,359 for the nine months ended September 30, 2024 comprises (i) consolidated interest expense of $16,151 and (ii) consolidated interest income of $11,792.
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

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for the treatment of Alzheimer’s disease agitation, or AD agitation, and smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. We have submitted a supplemental NDA (sNDA) to the FDA for AXS-05 in AD agitation supported by four completed Phase 3, placebo-controlled efficacy trials and a long-term safety trial. AXS-05 has been granted FDA Breakthrough Therapy designation for AD agitation.

Solriamfetol is a novel, oral, investigational DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder (“ADHD”), major depressive disorder (MDD) with EDS, binge eating disorder (“BED”) and excessive sleepiness associated with shift work disorder (“SWD”). In March 2025, we announced topline results from the FOCUS Phase 3 trial of solriamfetol in ADHD in adults, and in April 2025, we announced topline results from the PARADIGM Phase 3 trial of solriamfetol in MDD. Enrollment for the ENGAGE and SUSTAIN Phase 3 trials of solriamfetol in BED and SWD, respectively, are ongoing.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. We have successfully completed three Phase 2 and Phase 3, placebo-controlled efficacy trials and a long-term safety trial. AXS-12 has been granted FDA Orphan Drug Designation for narcolepsy.

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. Esreboxetine, the SS-enantiomer of reboxetine, is more potent and selective than racemic reboxetine. In May 2025, we announced that we submitted an NDA to the FDA for AXS-14 for the management of fibromyalgia. In June 2025, we received a Refusal to File letter from the FDA for the NDA. To address the FDA’s feedback, Axsome will conduct an additional controlled trial, which will use a fixed-dose paradigm and a 12-week primary endpoint as requested by the FDA.

Since our incorporation in January 2012, our operations to date have included organizing and staffing our company, business planning, raising capital, developing our compounds, engaging in other discovery and preclinical activities, and the commercial launches of Auvelity, Sunosi, and Symbravo. Subsequent to our IPO, we financed our operations primarily through proceeds from sales of our common stock to equity investors and debt borrowings. For a further discussion, see the section entitled “Liquidity and Capital Resources” below.

Our ability to become profitable depends on our ability to generate revenue. We have begun commercial sales of Auvelity, Sunosi, and Symbravo, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $154.6 million and $212.3 million for the nine months ended September 30, 2025 and 2024, respectively. Our accumulated deficit as of September 30, 2025 was $1,277.4 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $171.0 million and $104.8 million in the three months ended September 30, 2025 and 2024, respectively, and $442.5 million and $266.9 million in the nine months ended September 30, 2025 and 2024, respectively.

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

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement with Pharmanovia to commercialize and further develop Sunosi in the Territory. Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.2 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to Pharmanovia’s sales of Sunosi.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$169,784	$103,736	$439,101	$264,352
Royalty revenue	1,208	1,026	3,396	2,575
Total revenues	170,992	104,762	442,497	266,927
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	11,912	8,437	35,149	22,789
Research and development	40,162	45,388	134,488	132,071
Selling, general and administrative	150,235	95,564	401,302	298,088
Loss in fair value of contingent consideration	13,185	16,391	6,595	17,139
Intangible asset amortization	1,607	1,606	4,768	4,785
Total operating expenses	217,101	167,386	582,302	474,872
Loss from operations	(46,109)	(62,624)	(139,805)	(207,945)
Interest expense, net	(1,120)	(1,978)	(5,385)	(4,359)
Loss on debt extinguishment	—	—	(10,385)	—
Loss before income taxes	(47,229)	(64,602)	(155,575)	(212,304)
Income tax benefit	—	—	960	—
Net loss	$(47,229)	$(64,602)	$(154,615)	$(212,304)
Net loss per common share, basic and diluted	$(0.94)	$(1.34)	$(3.13)	$(4.45)
Weighted average common shares outstanding, basic and diluted	50,021,851	48,140,519	49,449,220	47,703,508

Product sales, net. Auvelity U.S. net sales were $136.1 million and $352.0 million for the three and nine months ended September 30, 2025, respectively, as compared to $80.4 million and $198.8 million for the same periods in 2024. Sunosi net sales were $31.6 million and $84.6 million for the three and nine months ended September 30, 2025, respectively, as compared to $23.4 million and $65.6 million for the same periods in 2024. We began commercial sales of Symbravo in June 2025 and had U.S. net sales of $2.1 million and $2.5 million for the three and nine months ended September 30, 2025. There were no Symbravo sales recorded in 2024, which reflects the timing of the Symbravo approval and launch. The increases in both comparable periods were primarily due to the increase in unit sales volume for both Auvelity and Sunosi, and commercial launch of Symbravo in June 2025.

The following table summarizes the activity of our sales allowance and reserves as of and for the nine months ended September 30, 2025 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2024	$55,412	$13,504	$18,538	$87,454
Provisions	268,243	104,756	68,512	441,511
Payments/credits	(238,407)	(98,919)	(32,830)	(370,156)
Balance at September 30, 2025	$85,248	$19,341	$54,220	$158,809

Royalty revenue. In connection with the February 2023 Pharmanovia License Agreement to commercialize Sunosi in certain ex-U.S. markets, we recognized royalty revenue of $1.2 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, as compared to $1.0 million and $2.6 million for the same periods in 2024 attributable to Pharmanovia sales of Sunosi in the out-licensed markets. The increases in both comparable periods were in line with the increase in unit sales volume of Sunosi in certain ex-U.S. markets.

Cost of revenue. Cost of revenue was $11.9 million and $35.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $8.4 million and $22.8 million for the same periods in 2024. The increase was in line with the increase in sales of Auvelity and Sunosi, and commercial launch of Symbravo in June 2025.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Solriamfetol	$9,518	$13,711	$32,094	$37,908
AXS-05	13,855	14,802	42,896	44,090
AXS-07	4,825	2,512	15,379	9,457
AXS-12	1,873	1,911	6,019	7,035
AXS-14	(1,460)	3,516	5,951	9,886
Other research and development (*)	4,744	3,067	11,942	8,186
Stock-based compensation	6,807	5,869	20,207	15,509
Total research and development expenses	$40,162	$45,388	$134,488	$132,071

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.

Research and development expenses decreased by $5.2 million and increased by $2.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease in the three months ended comparable period was due to the completion of trials for solriamfetol in ADHD and MDD and a refund of a regulatory filing fee related to AXS-14, partially offset by ongoing supplier validation costs for AXS-07. The increase in the nine months ended comparable period was due to the ongoing supplier validation costs for AXS-07, partially offset by lower spending due to completion of trials for MDD and ADHD for solriamfetol. We expect research and development costs to moderately increase through the end of 2025 and into 2026 as new development programs commence while certain development programs near completion.

Selling, general and administrative. Selling, general and administrative expenses were $150.2 million and $401.3 million for the three and nine months ended September 30, 2025, respectively, as compared to $95.6 million and $298.1 million for the same periods in 2024. The increases in both comparable periods were related to higher commercial activities for Auvelity, including a sales force expansion and a national direct-to-consumer advertising campaign, commercial launch of Symbravo, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We anticipate modest growth in SG&A expenses through 2025 and into 2026 as we increase marketing and promotional spending for Auvelity.

Loss in Fair Value of Contingent Consideration. The $13.2 million and $6.6 million changes for the three and nine months ended September 30, 2025, respectively, as compared to $16.4 million and $17.1 million changes for the same periods in 2024, were primarily related to changes in significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended September 30, 2025 and 2024 and $4.8 million for both the nine months ended September 30, 2025 and 2024.

Interest expense, net. Interest expense, net was $1.1 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, as compared to $2.0 million and $4.4 million for the same periods in 2024. The decrease in the three months ended comparable period was due to the lower interest expense from the Blackstone Loan Agreement, which was partially offset by less interest income on lower cash balances. The increase in the nine months ended comparable period was mainly due to less interest income on lower cash balances.

Income tax expense. We did not record an income tax expense or benefit for the three months ended September 30, 2025. We recorded a tax benefit of $1.0 million for the nine months ended September 30, 2025 due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025 that were recorded as a discrete tax benefit in the second quarter of 2025. We did not record an income tax benefit or expense for the same periods in 2024.

Net loss. Net loss was $47.2 million and $154.6 million for the three and nine months ended September 30, 2025, respectively, as compared to $64.6 million and $212.3 million for the same periods in 2024. The decreases in both comparable periods were primarily due to higher sales which was partially offset by higher research and development spend from ongoing clinical trial expenses, higher selling, general and administrative expenses from commercial activities related to Auvelity and Symbravo, including sales force and marketing spend, and higher personnel costs due to organizational growth, including non-cash stock compensation expense.

Liquidity and Capital Resources

Since our inception through September 30, 2025, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

Contemporaneously herewith, we filed an automatic shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount, which we refer to as the 2025 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2025 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Also contemporaneously herewith, in connection with the 2025 Shelf Registration Statement, we filed a new sales agreement prospectus to replace the prior prospectus supplement filed in December 2022 associated with the 2022 Shelf Registration Statement, which would have expired in December 2025. The new sales agreement prospectus covered the issuance and sale by us of up to the same $250 million of our common stock that may be issued and sold from time to time through Leerink, as the sales agent, under the March 2022 Sales Agreement.

In March 2022, we entered into a sales agreement, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our prior at-the-market offering program.

Under the March 2022 Sales Agreement, for the nine months ended September 30, 2025, we received approximately $47.2 million in gross proceeds through the sale of 411,482 shares, of which net proceeds were approximately $46.3 million.

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

In the future, we may conduct additional offerings of one or more of the securities covered by the 2025 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One Word Trade Center in New York, NY, or the Initial Sublease.

On January 17, 2025, we entered into an Amendment to our Sublease, or First Amendment, pursuant to which we relinquished our then existing space in One World Trade Center and commenced occupancy of different space within the building. This space is utilized as our corporate and executive offices. The First Amendment extends the Initial Sublease expiration date to January 31, 2036. We now have a one-time option to terminate the Sublease effective March 30, 2031 upon the payment of a fee to the sublandlord. The Company is responsible for base rent under the Sublease and certain additional customary variable costs, such as an allocable portion of building taxes and operating expenses. In connection with the Initial Sublease and First Amendment, we received certain rent and work concessions from the sublandlord.

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

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of September 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(74,752)	$(102,208)
Investing activities	(409)	(240)
Financing activities	85,080	43,596
Net increase (decrease) in cash	$9,919	$(58,852)

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2025 was $74.8 million, as compared to $102.2 million for the same period in 2024. The decrease of $27.4 million was primarily due to higher net product revenues from Auvelity and Sunosi in 2025, which was partially offset by an increase in cash used in commercial and clinical related activities.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 was $409 thousand, as compared to $240 thousand for the same period in 2024. The increase was attributable to additional equipment purchases in 2025 to support our expanded office space and workforce.

Financing Activities. Cash provided by financing activities was $85.1 million for the nine months ended September 30, 2025, which included net proceeds of $256.4 million from draw-downs related to the Blackstone Loans and net proceeds of $61.1 million from issuance of common stock for financing purposes as well as proceeds of $44.2 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by the repayment of the Hercules Loan and revolving loan commitments under the Blackstone Loan Agreement, for a total of $262.0 million, and payments of contingent consideration and tax withholdings on stock awards, for a total of $13.1 million. Cash provided by financing activities was $43.6 million for the nine months ended September 30, 2024, which included net proceeds of $23.9 million from issuance of common stock for financing purposes as well as proceeds of $29.5 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $9.2 million.

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

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of September 30, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

Employees and Human Capital Management

As of October 27, 2025, we had 816 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $325.3 million and $315.4 million as of September 30, 2025 and December 31, 2024, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investment portfolio and debt agreement, which use short term interest rates and the prime rate, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio or interest expense, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2025 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2025, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, the defendants moved to dismiss the second amended complaint. On March 31, 2025, the SDNY District Court entered an order granting in part and denying in part defendants’ motions to dismiss, dismissing plaintiffs’ claims against three of Axsome’s current and former officers and allowing the claims against the Company and two current officers to proceed. On October 27, 2025, the SDNY District Court preliminarily approved the terms of a settlement resolving the Securities Class Action. A settlement hearing is scheduled for February 10, 2026.

Shareholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the SDNY District Court against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The SDNY derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and are currently stayed pending further proceedings in the Securities Class Action.

On September 23, 2025, John Wickstrom filed a stockholder derivative complaint captioned Wickstrom v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On September 29, 2025, John Gildea filed a stockholder derivative complaint captioned Gildea v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The Delaware derivative complaints arise out of similar allegations as those made in the Securities Class Action and the SDNY derivative action. The plaintiffs assert claims for breach of fiduciary duties, unjust enrichment, and corporate waste against all of the defendants. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes.

Sunosi Paragraph IV Litigation

On September 13, 2023, we commenced a patent infringement action against Hikma and five other drug companies relating to each defendant’s ANDA for Sunosi. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-CV-20354 in the NJ District Court. We commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025, January 29, 2025, May 1, 2025, and August 15, 2025. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-CV-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd.No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No 2:25-cv-00643; Axsome Malta Ltd. et al v. Hetero USA Inc. et al. 2-25-cv-00801; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-25-cv-03721; and Axsome Malta Ltd. et al v. Alkem Laboratories Ltd. No. 2-25-cv-14694, respectively, all of which were filed in the NJ District Court.

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

Symbravo Paragraph IV Litigation

On September 26, 2025, we commenced a patent infringement action against Apotex Inc. relating to Apotex’s ANDA for Symbravo. This action is captioned Axsome Therapeutics, Inc. v. Apotex, Inc., No. 1:25-CV-16038 in the NJ District Court.

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
•
If safety and efficacy data for our product candidates, a reference drug, or published literature does not satisfactorily demonstrate safety and efficacy to the Food and Drug Administration (FDA), or if the FDA and other regulators do not permit us to rely on the data of a reference drug or published literature, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $154.6 million and $212.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,277.4 million. In 2022, we commenced the commercial sale of Auvelity in the United States and Sunosi in the United States and select global markets. In January 2025, Symbravo was approved by the FDA for the acute treatment of migraine with or without aura in adults. Apart from Auvelity, Sunosi, and Symbravo, we have no other products which have received regulatory approval.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas, and Israel launched an aerial bombardment of various targets within the Gaza Strip and then also began ground operations in the Gaza Strip, which remain ongoing. On October 10, 2025, a cease-fire between Israel and Hamas took effect; however, there remain reports of clashes in Gaza and accusations of violations from both sides. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and the Houthis in Yemen, and it is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel, resulting in a further widening of the conflict. In March 2025, the United States launched a campaign of air and naval strikes against Houthi targets in Yemen, and although the US-Houthi conflict has now ceased, Yemen remains a volatile region with ongoing violence from multiple parties. The intensity and duration of the current wars in the Middle East are difficult to predict as are such wars’ implications for the global economy.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on the U.S. and global financial and economic markets. For example, on October 1, 2025, the U.S. federal government commenced a shutdown due to an impasse over funding for the 2026 fiscal year, impacting a number of federal services, including essential services such as Medicare and Medicaid, and it is uncertain when it will end. In addition, the U.S. announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S. The imposition of such tariffs is currently delayed as the U.S. administration seeks to negotiate drug pricing agreements with large drug manufacturers. The outcome of such ongoing negotiations is currently unclear, and the final terms and impact remain uncertain. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs could have implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Furthermore, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. This pause was initially set to expire on July 9, 2025, but was extended thereafter, with significant tariff changes taking effect with certain countries on August 1, 2025. Tariffs have become a central part of the U.S. trade policy, undergoing continuous expansion and modification throughout 2025, including an announcement that starting October 1, 2025, the U.S. will impose a 100% tariff on any branded or patented pharmaceutical product, unless a company is building its pharmaceutical manufacturing plant in America. It is presently unclear how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

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

For instance, we received a Refuse to File from the FDA relating to the Company’s product candidate AXS-14 for the management of fibromyalgia in June 2025. Likewise, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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

For example, in early September 2025, following a presidential memorandum directing the FDA to “take appropriate action to enforce the Federal Food, Drug, and Cosmetic Act’s prescription drug advertising provisions, and otherwise ensure truthful and non-misleading information in direct-to-consumer prescription drug advertisements”, the FDA issued more than 100 enforcement letters to pharmaceutical companies and compounding firms, alleging that certain promotional communications and direct-to-consumer advertisements are false and misleading. Furthermore, the Department of Health and Human Services (HHS) and FDA have stated that they are committed to a “more expansive reading” of the FDA’s enforcement authorities than that taken by previous administrations.

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
•
stricter harmonized EU rules on data privacy particularly in relation to personal data, including health data, which are being further toughened with the EU General Data Protection Regulation, or the GDPR, which became enforceable beginning May 25, 2018;

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

On April 15, 2025, the Administration issued an executive order (the “April 2025 EO”) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. Other Centers for Medicare & Medicaid Services (CMS) policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and, therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In the EU, recently adopted and pending legislation will impact regulatory procedures for medicinal products. Key developments include Regulation (EU) 2021/2282 on health technology assessment (HTA Regulation), which became applicable in the EU on January 12, 2025. Additionally, in April 2023, the EC adopted a proposal to revise the EU pharmaceutical legislation consisting of a new directive and a new regulation that would replace Directive 2001/83/EC and Regulation (EC) 726/2004, among others. In April 2024, the European Parliament introduced amendments to the EC’s proposal. The EU legislative process remains ongoing, with several stages still required before the reform can receive final approval. If approved, the reform would mark the most significant overhaul of EU pharmaceutical law since 2004, with a wide range of impacts including on approval procedures, regulatory data protection, or RDP, and the so-called “Bolar exemption,” among others.

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

As of October 27, 2025, we had 816 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of October 27, 2025, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 34% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of October 27, 2025, we have outstanding 50,412,640 shares of common stock and 9,324,596 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 42,498,356 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

ITEM 5. OTHER INFORMATION.

During the third quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the third quarter of 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Saad	Director	September 11, 2025(2)	March 15, 2027	48,577(3)
Nick Pizzie	Chief Financial Officer	September 15, 2025(2)	September 15, 2026	37,000(3)
Ari Maizel	Chief Commercial Officer	September 15, 2025(2)	November 30, 2026	27,500(3)

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

(3) Represents the sale of shares underlying stock options that will be exercised prior to expiration.

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

AXSOME THERAPEUTICS, INC.

Date: November 3, 2025	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)