Form 10-K
period 2025-12-31
Axsome Therapeutics, Inc.
filed 2026-02-23
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37635

AXSOME THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4241907 (I.R.S. Employer Identification No.)

One World Trade Center 29th Floor New York, New York (Address of principal executive offices)	10007 (Zip Code)

Registrant’s telephone number, including area code: (212) 332-3241

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, Par Value $0.0001 Per Share (Title of Class)	Trading Symbol(s) AXSM	Name of Each Exchange on Which Registered The Nasdaq Global Market

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $4.4 billion as of June 30, 2025, based on the closing sale price of such stock as reported on The Nasdaq Global Market.

There were 51,153,289 shares of the registrant’s common stock outstanding as of February 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

AXSOME THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

ITEM 1. BUSINESS.

OVERVIEW

We are a fully integrated biopharmaceutical company focused on developing innovative medicines for people impacted by central nervous system (CNS) conditions. We deliver scientific breakthroughs by identifying critical gaps in care and developing differentiated products with a focus on novel mechanisms of action, that have the potential to transform patient outcomes.

Our innovative CNS portfolio is anchored by three U.S. Food and Drug Administration (FDA) approved commercial products: AUVELITY® for the treatment of major depressive disorder (MDD), SUNOSI® for the treatment of excessive daytime sleepiness (EDS) associated with obstructive sleep apnea or narcolepsy, and SYMBRAVO® for the acute treatment of migraine with or without aura in adults. Total revenues from our three commercial products totaled $638.5 million for 2025, representing 66% annual growth compared to 2024.

We are also advancing a deep pipeline of novel product candidates in early- to late-stage development addressing a broad range of serious neurological and psychiatric conditions. Our lead product candidate, AXS-05 (dextromethorphan and bupropion), is currently being developed for the treatment of Alzheimer’s disease (AD) agitation and smoking cessation. In December 2025, the FDA accepted for filing the Company’s supplemental NDA (sNDA) for AXS-05 for the treatment of Alzheimer’s disease agitation. The application was granted Priority Review designation and a Prescription Drug User Fee Act (PDUFA) target action date of April 30, 2026. Solriamfetol is in Phase 3 clinical development for the treatment of attention deficit hyperactivity disorder (ADHD), MDD with EDS symptoms, binge eating disorder (BED), and excessive sleepiness associated with shift work disorder (SWD). We also have two novel, late-stage investigational products for the treatment of narcolepsy and fibromyalgia, as well as product candidates in earlier stages of development for the treatment of CNS disorders, including AXS-17 for the treatment of epilepsy.

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
•
Retain commercial rights in the United States, where appropriate, and selectively partner outside of the United States to maximize the value of our product candidates. We intend to commercialize our products and product candidates, if approved, in the United States through the establishment of our own focused, cost‑effective sales and marketing organization. For commercialization outside of the United States, we intend to selectively partner with third parties outside of the United States to maximize the value of our products and product candidates, if approved, without the substantial investment required to develop independent sales forces in those geographies. We continue to evaluate strategic options for the commercialization of our other product candidates.

Our Commercial Products

AUVELITY

AUVELITY (dextromethorphan and bupropion) was developed by the Company and approved by the FDA for the treatment of MDD in adults in August 2022. We launched AUVELITY in the U.S. in October 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist approved for MDD in adults and the only oral antidepressant with rapid-acting efficacy reflected in the FDA label. AUVELITY utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. Approximately 21 million people in the U.S. live with MDD.

SUNOSI

SUNOSI (solriamfetol) is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist approved in the U.S. and Europe for the treatment of EDS in adult patients with obstructive sleep apnea or narcolepsy. We acquired the U.S. rights to SUNOSI from Jazz Pharmaceuticals plc, or Jazz, in May 2022, and the ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing SUNOSI since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of SUNOSI herein as the Acquisition. In February 2023, we entered into a licensing agreement, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, that granted to Pharmanovia the exclusive right to market SUNOSI in Europe and certain countries in the Middle East and North Africa, referred to as the Licensed Territory. Approximately 22 million adults and 185,000 people in the U.S. are affected by OSA and narcolepsy, respectively.

SYMBRAVO

SYMBRAVO (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist that was developed by the Company and approved by the FDA in January 2025 for the acute treatment of migraine with or without aura in adults. We launched SYMBRAVO in the U.S. in June 2025. Approximately 39 million adults in the U.S. experience migraine.

Our Development Programs

Our extensive CNS development pipeline targets serious neurological and psychiatric conditions with significant unmet medical needs. We see significant long-term growth potential from our innovative early- to late-stage pipeline. We are leveraging our deep expertise and experience in neuroscience to maximize the potential of our approved products in additional CNS conditions, as well as advance our novel product candidates that we believe may, if successfully developed and approved, offer distinct advantages over currently available therapies.

AXS-05

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for the treatment of CNS disorders. As used in this report, AXS-05 refers to, where applicable, AUVELITY as well as AXS-05 for the treatment of indications beyond MDD in adults. AXS-05 consists of a proprietary formulation and dose of dextromethorphan and bupropion and utilizes Axsome’s metabolic inhibition technology. The dextromethorphan component of AXS-05 is an uncompetitive antagonist of the NMDA receptor, an ionotropic glutamate receptor, and a sigma-1 receptor agonist. Dextromethorphan is quickly eliminated from the body following administration due to extensive first pass metabolism, which results in low blood levels even at high doses. The bupropion component of AXS-05 serves to increase the bioavailability of dextromethorphan by inhibiting its metabolism and is a dopamine and norepinephrine reuptake inhibitor (DNRI). Based on its unique mechanism of action with multimodal activity, we believe that AXS-05 has potential therapeutic benefit for a variety of CNS disorders.

We are currently developing AXS-05 for the treatment of AD agitation and smoking cessation.

Alzheimer’s Disease (AD) Agitation

In December 2025, the FDA accepted for filing the Company’s supplemental New Drug Application (sNDA) for AXS-05 for the treatment of AD agitation and granted the application Priority Review designation. The FDA has set a Prescription Drug User Fee Act (PDUFA) action goal date of April 30, 2026. The FDA previously granted Breakthrough Therapy designation for AXS-05 for the treatment of AD agitation in June 2020.

We have evaluated the efficacy and safety of AXS-05 in AD agitation in four completed randomized, double-blind, placebo-controlled Phase 3 trials and a long-term safety trial.

In the ADVANCE-1 Phase 2/3 trial, AXS-05 achieved the primary endpoint and demonstrated a statistically significant mean reduction in the Cohen-Mansfield Agitation Inventory (CMAI) total score compared to placebo at Week 5, with mean reductions from baseline of 15.4 points for AXS-05 and 11.5 points for placebo (p=0.010). AXS-05 was also superior to bupropion on the CMAI total score (p<0.001), establishing component contribution. Improvement on the CMAI total score numerically favored AXS-05 over placebo starting as early as Week 2 and achieved statistical significance by Week 3 (p=0.007), only one week after full dosing with AXS-05. In the ACCORD-1 Phase 3 trial, AXS-05 achieved the primary endpoint by statistically significantly delaying the time to relapse of AD agitation symptoms compared to placebo, with a hazard ratio for time to relapse of 0.275 (p=0.014), representing a 3.6-fold lower risk of relapse compared to placebo. AXS-05 also met the key secondary endpoint by statistically significantly preventing relapse of AD agitation compared to placebo (p=0.018). In the ACCORD-2 Phase 3 trial, AXS-05 achieved the primary endpoint and demonstrated a highly statistically significant delay in the time to relapse of AD agitation symptoms compared to placebo, with a hazard ratio for time to relapse of 0.276 (p=0.001), representing a 3.6-fold lower risk of relapse compared to placebo. AXS-05 also met the key secondary endpoint by statistically significantly preventing relapse of AD agitation compared to placebo (p=0.001). In the ADVANCE-2 Phase 3 trial, AXS-05 did not achieve statistical significance for the primary endpoint, the change in the CMAI total score compared to placebo at Week 5, with mean reductions from baseline of 13.8 points for AXS-05 and 12.6 points for placebo.

Across the four placebo-controlled efficacy trials and a long-term safety trial, discontinuation rates due to adverse events were low and balanced between treatment groups and no deaths in patients in the AXS-05 treatment groups. In the trials, AXS-05 was not associated with sedation, increased fall risk, or cognitive decline as measured by the Mini-Mental State Examination, or MMSE.

AD is an irreversible, progressive neurodegenerative disorder that manifests initially as forgetfulness and advances to severe cognitive impairment and memory loss. It is the most common form of dementia, affecting approximately 7 million people in the United States, a number that is anticipated to double by 2060. Agitation is one of the most prevalent and debilitating neuropsychiatric symptoms of AD, affecting up to 76% of people with AD. AD agitation is characterized by emotional distress, verbal and physical aggressiveness, disruptive irritability, and disinhibition, and is associated with accelerated cognitive decline, increased caregiver burden, earlier institutionalization, and increased mortality.

There is currently one FDA-approved pharmacological treatment for AD agitation. In clinical practice, antipsychotic medications are commonly used off-label and carry a boxed warning for increased mortality risk in this patient population. In many patients, these treatments are associated with severe side effects and safety concerns, such as functional decline, extrapyramidal side effects, cardiovascular effects, and sedation. AD agitation continues to represent an area of unmet medical need.

Smoking Cessation

We are also evaluating the potential use of AXS-05 as an aid to smoking cessation treatment. AXS-05 has demonstrated positive results in an investigator-sponsored Phase 2 trial, which the Company conducted under a research collaboration agreement with Duke University. The Company plans to initiate a Phase 2/3 trial of AXS-05 in this indication.

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

Solriamfetol

Solriamfetol is a novel, oral, investigational DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of CNS disorders. As used in this report, “solriamfetol” refers to, where applicable, SUNOSI as well as solriamfetol for the treatment of indications beyond EDS in patients with narcolepsy or OSA. We are currently conducting Phase 3 studies of solriamfetol in attention deficit hyperactivity disorder (ADHD), major depressive disorder (MDD) with excessive daytime sleepiness (EDS) symptoms, binge eating disorder (BED), and excessive sleepiness associated with shift work disorder (SWD).

Attention Deficit Hyperactivity Disorder

We are conducting a Phase 3 clinical program of solriamfetol in ADHD. We have completed the FOCUS Phase 3 trial evaluating the efficacy and safety of solriamfetol in adults with ADHD. In the trial, solriamfetol achieved the primary endpoint by demonstrating statistically significant improvements in ADHD symptoms as measured by the Adult ADHD Investigator Symptom Rating Scale (AISRS) total score compared to placebo at Week 6, with mean reductions from baseline of 17.7 points for solriamfetol 150 mg and 14.3 points for placebo (p=0.039). In the trial, solriamfetol demonstrated a side effect profile that was consistent with the established safety profile of solriamfetol. We plan to initiate two additional Phase 3 trials of solriamfetol to be conducted concurrently, one in children with ADHD and one in adolescents with ADHD.

ADHD is a chronic neurobiological and developmental disorder characterized by a persistent pattern of inattention, hyperactivity, or impulsivity that interferes with functioning or development. Impairments in cognition are apparent in attention, planning and problem solving, working memory, and behavioral inhibition. Over 22 million people in the U.S. are estimated to be affected by ADHD, including approximately 7 million children aged 3-17 years old. Approximately two-thirds or more children with ADHD continue to experience symptoms into adulthood. ADHD is associated with significant impairment in social, academic, and occupational functioning and development. The total annual societal excess costs associated with adult ADHD in the U.S. have been estimated at over $120 billion.

Major Depressive Disorder with Excessive Daytime Sleepiness Symptoms

We are conducting a Phase 3 clinical program of solriamfetol in MDD. We have completed the PARADIGM proof-of-concept study evaluating solriamfetol in MDD with and without severe EDS. Based on the results of the PARADIGM study, the Company plans to initiate a Phase 3 trial of solriamfetol in MDD patients with EDS symptoms.

EDS is a common symptom in individuals with MDD that affects approximately 50% of patients and is associated with a greater risk of major depressive episodes. Patients with EDS have difficulty maintaining wakefulness and exhibit an increased tendency to fall asleep during the day, including in inappropriate circumstances, resulting in impaired daily functioning and increased safety risks. There are currently no approved treatments for MDD with EDS symptoms.

Binge Eating Disorder

We are conducting a Phase 3 clinical program of solriamfetol in BED and are currently conducting the ENGAGE study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial evaluating the efficacy and safety of solriamfetol in BED.

BED is the most common eating disorder, affecting over 7 million people in the U.S. While BED is 1.75 times more common in women than men, it is still more common in men than other eating disorders. BED is thought to involve issues with food reward processing, impulse control, cognitive control, and appetite regulation, and is associated with a 2- to 3-fold increased risk of psychiatric or medical comorbidities. Most people with BED remain untreated, with studies showing approximately 28% of patients having received treatment in the prior year and less than half of patients in their lifetime. We believe there is a significant need for new treatment options, with only one product currently approved for the treatment of BED.

Shift Work Disorder

We are conducting a Phase 3 clinical program of solriamfetol in SWD and are conducting the SUSTAIN study, a Phase 3, randomized, double-blind, placebo-controlled, multicenter trial evaluating the efficacy and safety of solriamfetol in adults with shift work disorder (SWD).

SWD is a combination of excessive sleepiness (ES) during wakefulness and persistent insomnia during daytime sleep when working outside a 7 a.m. to 6 p.m. workday. An estimated 15 million working Americans may suffer from SWD, of whom 10-43% are diagnosed with SWD. Shift work has long been associated with multiple serious health complaints and a 23% greater risk of sustaining a work-related injury. Treatment options are limited, with only two products currently approved for the treatment of ES associated with SWD, and no new treatments approved since 2007.

AXS-12

Narcolepsy

AXS-12 (reboxetine) is a novel, oral, potent, highly selective investigational norepinephrine reuptake inhibitor (NRI) and cortical dopamine modulator being developed for the treatment of narcolepsy.

In December 2025, we received formal pre-NDA meeting minutes from the FDA supporting an NDA submission for AXS-12 for the treatment of cataplexy in narcolepsy. AXS-12 was previously granted Orphan Drug Designation for the treatment of narcolepsy. Orphan Drug Designation is granted to promising drugs intended for the safe and effective treatment of rare diseases, defined as those affecting fewer than 200,000 people in the U.S. The designation may entitle the Company to a period of seven years of marketing exclusivity in the U.S. upon FDA approval and a waiver of the Company’s obligation to pay the FDA application user fees for the product as required by the Prescription Drug User Fee Act (PDUFA).

We have evaluated the efficacy and safety of AXS-12 in narcolepsy in three completed randomized, double-blind, placebo-controlled trials and a long-term safety trial.

In the CONCERT Phase 2 trial, AXS-12 achieved the primary endpoint by demonstrating a highly statistically significant reduction in weekly cataplexy attacks, averaged over the 2-week treatment period, the overall treatment effect compared to placebo (p<0.001). AXS-12 demonstrated rapid improvements in cataplexy with statistically significant benefit compared to placebo as early as Week 1 (p<0.001). In the SYMPHONY Phase 3 trial, AXS-12 achieved the primary endpoint by demonstrating a statistically significant reduction in weekly cataplexy attacks compared to placebo at Week 5 (p=0.018), with statistically significant reductions starting at Week 1 (p=0.007) and maintained throughout the trial. In the ENCORE Phase 3 trial, AXS-12 achieved the primary endpoint by demonstrating a statistically significant improvement in weekly cataplexy attacks compared to placebo at Week 3 of the double-blind treatment period. Patients randomized to switch to placebo experienced statistically significant worsening in the average weekly number of cataplexy attacks compared to patients randomized to continue AXS-12 treatment, with an increase of 10.29 attacks per week for placebo compared to 1.32 attacks per week for AXS-12, at 3 weeks (p=0.017).

In the CONCERT, SYMPHONY, and ENCORE studies, AXS-12 also demonstrated statistically significant improvements in EDS symptoms and cognitive function compared to placebo. AXS-12 was well tolerated with a consistent safety and tolerability profile across the clinical trials of AXS-12 in narcolepsy.

Narcolepsy is a serious and debilitating orphan neurological condition that causes dysregulation of the sleep-wake cycle. It is characterized clinically by EDS, cataplexy, hypnagogic hallucinations, sleep paralysis, and disrupted nocturnal sleep. Narcolepsy affects an estimated 185,000 individuals in the U.S. Cataplexy is seen in up to approximately 70% of narcolepsy patients and is characterized by a sudden reduction or loss of muscle tone while a patient is awake, typically triggered by strong emotions such as laughter, fear, anger, stress, or excitement. Narcolepsy is a life-long condition that interferes with cognitive, psychological, and social functioning, increases the risk of work- and driving-related accidents, and is associated with a 1.5-fold higher mortality rate.

AXS-14

Fibromyalgia

AXS-14 (esreboxetine) is a novel, oral, potent, highly selective investigational NRI being developed for the management of fibromyalgia. In 2020, we received from Pfizer Inc. (Pfizer) an exclusive license to develop and commercialize esreboxetine in the U.S. for fibromyalgia and other indications.

We are conducting the FORWARD study, a Phase 3, double-blind, placebo-controlled, multicenter, randomized withdrawal trial evaluating the efficacy and safety of AXS-14 in patients with fibromyalgia. AXS-14 previously demonstrated positive results in a Phase 3 and Phase 2 trial conducted by Pfizer. In the Phase 3 trial, esreboxetine achieved the co-primary endpoints by demonstrating statistically significant improvements in the weekly mean pain score compared to placebo (p<0.001, p<0.001, and p=0.025 for 4 mg, 8 mg and 10 mg daily doses, respectively) and the Fibromyalgia Impact Questionnaire (FIQ), total score (p<0.001, p<0.001, and p=0.023 for 4 mg, 8 mg and 10 mg daily doses, respectively). In the Phase 2 trial, esreboxetine achieved the primary endpoint by demonstrating statistically significant improvements in the weekly mean pain score compared to placebo at Week 8 (p=0.006).

In 2025, we submitted an NDA for AXS-14 for the management of fibromyalgia based on the previously completed efficacy and safety trials. Following this submission, we received a Refusal to File (RTF) letter from the FDA for the NDA. The FDA stated that upon preliminary review, it found the NDA was not sufficiently complete to permit a substantive review. Specifically, the FDA did not consider the second of the two placebo-controlled trials in the submission to be adequate and well-controlled because its primary endpoint was at 8 weeks and it used a flexible-dose paradigm. The FDA indicated that the first of the two placebo-controlled trials in the submission, which utilized a 12-week endpoint and a fixed-dose paradigm, is adequate and well-controlled. The FDA did not raise any questions relating to the positive results of the studies, both of which met their primary endpoints. We initiated the FORWARD study to address the FDA’s feedback in the RTF letter.

Fibromyalgia is a chronic, debilitating disorder that affects approximately 17 million people in the U.S. Fibromyalgia is considered to be mediated mainly in the central nervous system. It is characterized by widespread pain, fatigue, disturbed sleep, depression, cognitive impairment, and hypersensitivity to sensory stimuli. Other symptoms of this disorder can include tingling in the hands and feet and headaches. Fibromyalgia has considerable detrimental effects on physical, emotional, social, and day-to-day functioning and is associated with significant economic burden and reduced quality of life. Despite its prevalence and impact, current treatment options remain limited. Many patients experience inadequate symptom control or intolerable side effects, with over 50% of fibromyalgia patients discontinuing their treatment within the first year.

AXS-17

Epilepsy

In November 2025, we entered into an agreement to acquire exclusive global rights to AXS-17 (formerly AZD7325), a novel oral GABAA α2,3 receptor positive allosteric modulator, licensed from AstraZeneca AB. AXS-17 has been dosed in over 700 patients to date and demonstrated anti-convulsant effects in preclinical seizure models. We intend to evaluate AXS-17 as a potential treatment for epilepsy.

Commercial Agreements

We have customary clinical and commercial supply agreements and customary agreements with third-parties to help manage our clinical trials. Our commercial agreements are generally non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supply or request services to be performed.

Material License Agreements

Exclusive License Agreement with Pfizer

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and non-clinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of non-clinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the compounds and products in the United States and to seek and maintain regulatory approvals for the compounds and products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid-up, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement.

Exclusive License Agreements with Antecip

In 2012, we entered into three exclusive license agreements with Antecip Bioventures II LLC, or Antecip, an entity owned by our Chief Executive Officer and Chairman of the Board of Directors, or the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05 anywhere in the world for human therapeutic, veterinary, and diagnostic use, and additional patents and applications that are not relevant to our current programs in development. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product by product and country by country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid-up, royalty-free, perpetual, non-exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. Due to product sales of AUVELITY since the fourth quarter of 2022, we recorded royalty expense for royalty payments due to Antecip equal to 3.0% of net sales. This is considered to be a related party transaction.

Royalty Agreement with Jazz Pharmaceuticals, SK Biopharmaceuticals Co., Ltd. and Aerial Biopharma, LLC

In connection with the Acquisition, in addition to the upfront purchase price, we assumed certain liabilities in connection with the Acquisition and agreed to make non-refundable, non-creditable royalty payments to Jazz on U.S. net sales. There are no royalty payments due to Jazz for net sales outside of the U.S. In addition, we assumed all of the commitments of Jazz to SK and Aerial Biopharma, LLC, or Aerial. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of SUNOSI, and additionally, the Company is committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones. We are dependent on these agreements, and if we breach these agreements, our business, financial condition, results of operations, and prospects will be materially harmed.

Pharmanovia

In February 2023, we announced a licensing transaction with Pharmanovia to market SUNOSI in Europe and certain countries in the Middle East / North Africa. Refer to Note 15. License Agreements to our consolidated financial statements included in Part IV, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for further detail.

Asset Acquisitions

In November 2025, we acquired all the outstanding shares of Baergic Bio, Inc., a clinical-stage biopharmaceutical company and subsidiary of Avenue Therapeutics (Baergic). The acquisition provided global rights to AZD7325 (AXS-17), an oral GABAA receptor α2,3 subtype-selective PAM, originally licensed from AstraZeneca AB (AZ), for the potential treatment of epilepsy. We also assumed the AZD7325 license agreement between Baergic and AZ. The total upfront payment was $2.3 million, and the former Baergic shareholders and AZ are also eligible to receive contingent development, regulatory and sales-based milestone payments of up to $159.5 million and tiered low double-digit to mid-teen royalties on potential global net sales of AZD7325.

In December 2025, we acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx, LLC, a privately held biopharmaceutical company (DeuteRx). DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

Intellectual Property

Our product candidates are protected by a combination of patents, trade secrets, and proprietary know-how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents with claims extending to 2034, 2040, 2041, and 2043 for AXS-05 and to 2039 for AXS-12, as well as U.S. and foreign patent applications for AXS-05, AXS-12, and AXS-14. Our issued U.S. and foreign patents for SYMBRAVO include claims extending out to 2045 and 2040, respectively. Our Orange Book listed patents in the United States for SUNOSI extend out to 2042. We also have patents in various other countries pertaining to SUNOSI.

In February 2025, we entered into a settlement agreement resolving all outstanding patent litigation related to AUVELITY. The litigation resulted from submission by Teva Pharmaceutical Industries Limited (Teva) of an ANDA to the FDA seeking approval to market a generic version of AUVELITY in the U.S. prior to the expiration of applicable Axsome patents. Under the terms of the settlement agreement, Axsome will grant Teva a license to sell its generic version of AUVELITY beginning on or after March 31, 2039, if pediatric exclusivity is granted, or on or after September 30, 2038, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type.

In May 2025, we entered into a settlement agreement with Hetero Labs Ltd., and certain of its affiliates (Hetero), that permits Hetero to begin selling its generic version of SUNOSI on September 1, 2040, or earlier under certain circumstances. In March 2025, we entered into a settlement agreement with Hikma Pharmaceuticals USA, Inc. (Hikma) that permits Hikma to begin selling its generic version of SUNOSI on September 1, 2040, or earlier under certain circumstances. In August 2024, we reached an agreement with Sandoz Inc. (Sandoz) to dismiss the patent litigation related to SUNOSI following Sandoz’s withdrawal of its ANDA for a generic equivalent of SUNOSI. As a result, the litigation has been dismissed without prejudice. In June 2024, we entered into a settlement agreement with Unichem Laboratories Ltd. (Unichem) that permits Unichem to begin selling its generic version of SUNOSI on June 30, 2042, or earlier under certain circumstances.

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

As of February 16, 2026, our intellectual property portfolio contains more than 600 issued patents and more than 450 pending applications in the United States and worldwide. More than 150 issued United States patents and more than 130 issued foreign patents cover our AXS-05 products, including AUVELITY, other AXS-05 products still in the pipeline, and related compounds, which have claims covering method of treatment, pharmaceutical composition, drug delivery, and pharmacokinetics, with protection extending through 2043. More than 100 issued United States patents and more than 160 issued foreign patents cover our AXS-07 products, including SYMBRAVO and related compounds, which have claims covering various aspects, including pharmacokinetics, pharmaceutical composition, method of delivery, and methods of use with protection extending through 2045 for United States patents and 2040 for foreign patents. Nine issued United States patents and five issued foreign patents cover our AXS-12 product candidate with protection extending through 2039. We have pending PCT applications, as well as pending applications in Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Israel, Japan, Mexico, Panama, Singapore, South Korea, and New Zealand. We have other patent applications with claims covering the other programs in our pipeline, including those that are not relevant to our current programs in development. With respect to SUNOSI, Orange Book listed patents in the United States extend out to 2042. We also have patents in various other countries pertaining to SUNOSI.

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

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

Patients with MDD are typically treated with a variety of anti-depressant medications. Some of these treatments include: generic and/or branded forms of Prozac, the branded form of which is marketed by Eli Lilly and Company; Zoloft, which is marketed by Pfizer; Trintellix, which is marketed by Takeda Pharmaceuticals Company and H. Lundbeck A/S; Rexulti, which is marketed by Otsuka Pharmaceutical Co., Ltd., and Lundbeck A/S; Vraylar and Viibryd, which are marketed by AbbVie Inc. (AbbVie); Effexor, which is marketed by Pfizer; Caplyta, which is marketed by Johnson & Johnson International, Inc. (Johnson & Johnson); Exxua, which is marketed by Aytu Biopharma, Inc.; and Wellbutrin, which is marketed by GSK plc (GSK). We are aware of several companies developing compounds for the treatment of depression, including AbbVie, Compass Pathways, Inc., Definium Therapeutics, Inc., Xenon Pharmaceuticals, Inc., Neumora Therapeutics, Inc., Johnson & Johnson, Otsuka Pharmaceutical Co. Ltd., Acadia Pharmaceuticals Inc., and Neurocrine Biosciences, Inc.

Patients with EDS associated with narcolepsy have available to them a variety of medications, such as generic and/or branded forms of Xyrem and Xywav, which are marketed by Jazz; Wakix, which is marketed by Harmony Biosciences LLC; Lumryz, which is marketed by Alkermes plc; Provigil and Nuvigil, which are manufactured by Teva. We are aware of several companies developing compounds for the treatment of EDS, including Alkermes plc and Tris Pharma Inc.

Patients with migraine have available to them a variety of medications for the acute treatment of migraine with or without aura in adults, including generic and/or branded triptans and products such as Nurtec ODT and Zavzpret, which are marketed by Pfizer; Ubrelvy, which is marketed by AbbVie; Treximet, which is marketed by Currax Pharmaceuticals LLC, and Trudhesa which is marketed by Impel Pharmaceuticals LLC.

CNS Product Candidates

AXS‑05 Competition

We are aware of other companies working to develop therapeutics for the treatment of AD agitation, including Johnson & Johnson, Bristol-Myers Squibb Co., Neumora Therapeutics, Inc., BioXcel Therapeutics, Inc., and Otsuka and Lundbeck A/S, which recently received approval for Rexulti for this indication. Products approved for smoking cessation include Chantix, which is marketed by Pfizer; Zyban, which is marketed by GSK; and various nicotine replacement therapies, including skin patches, chewing gums, and lozenges.

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

AXS-14 Competition

Products approved to treat fibromyalgia include generic and/or branded forms of Cymbalta, the branded form of which is marketed by Eli Lilly and Company; Lyrica, which is marketed by Pfizer; Savella, which is marketed by AbbVie; and Tonmya, which is marketed by Tonix Pharmaceuticals Holding Corp. We are aware of companies working to develop therapeutics for the treatment of fibromyalgia, including Dogwood Therapeutics, Inc.

AXS-17 Competition

Products approved to treat seizures associated with epilepsy or rare epilepsy syndromes include a broad range of anti-seizure medications, including generic and/or branded forms of Keppra, Vimpat, Fintepla, and Briviact, which are marketed by UCB, Inc.; Xcopri, which is marketed by SK Life Science, Inc.; Fycompa, which is marketed by Catalyst Pharmaceuticals, Inc.; Lamictal, which is marketed by GSK plc; Oxtellar and Trokendi, which are marketed by Supernus Pharmaceuticals Inc; Aptiom, which is marketed by Sumitomo Pharma Co. Ltd.; Ztalmy, which is marketed by Immedica Pharma AB; and Epidiolex, which is marketed by Jazz. We are aware of several companies developing compounds for epilepsy and seizure disorders, including Stoke Therapeutics, Inc., Rapport Therapeutics, Inc., Xenon Pharmaceuticals, Inc., UCB, Inc., H. Lundbeck A/S, and Harmony Biosciences Holdings, Inc.

Manufacturing

Manufacturing of the drug substance and drug product for our products and product candidates are done by third parties and must comply with FDA current Good Manufacturing Practice, or cGMP, regulations. Our products and product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. We believe that our existing suppliers of our product and product candidate active pharmaceutical ingredients and finished products will be capable of providing sufficient quantities of each to meet our commercial and clinical trial supply needs. We conduct periodic quality audits of their facilities. Other contract manufacturing organizations, or CMOs, may be used in the future for clinical supplies and/or commercial manufacturing.

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
•
Phase 3—These adequate and well‑controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, one or more trials are required by the FDA for product approval.

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 studies may be required by the FDA as a condition of approval of the NDA, to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition to the above traditional kinds of clinical trial data required for the approval of an NDA, the 21st Century Cures Act provides for potential FDA use of different types and sources of data in regulatory decision-making, such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries. Implementation of this law and related initiatives is still in progress, and we do not know the extent to which we may in the future be able to utilize these types and sources of data. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

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

During the development of a new drug, a sponsor may be able to request an SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacturing, and controls, or CMC, information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under PDUFA. User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and, if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

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

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulates the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure they are meeting certain product tracing requirements; they are doing business with other authorized trading partners; and they are exchanging transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating enforcement discretion on certain aspects of the law including, most recently, through policies establishing an additional stabilization period to support implementation of interoperable electronic tracing at the package level, and the FDA’s enforcement approach may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Fraud and Abuse, and Transparency Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, are subject to regulation by numerous federal, state, and local regulatory and law enforcement authorities in the United States, and in addition to the FDA, these authorities may include the Federal Trade Commission, or the FTC; the Department of Justice, various divisions of the U.S. Department of Health and Human Services, including the Centers for Medicare & Medicaid Services, or CMS, the Office of Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA; the Department of Veterans Affairs; the Department of Defense; and certain state and local governments. These activities, including our promotional and scientific/educational programs, must comply with laws and regulations such as the federal Anti-Kickback Statute, or AKS; the civil monetary penalties statute, or the CMP Law; the Foreign Corrupt Practices Act, or the FCPA; the False Claims Act, or the FCA; the Veterans Health Care Act, or the VHCA; physician payment transparency laws; privacy and security laws; and other federal, state, and local laws similar to the foregoing. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, furnishing, ordering, or arranging for or recommending the purchase, lease, furnish, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The AKS has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. The term “remuneration” has been interpreted broadly to include anything of value, including kickbacks, bribes, or rebates gifts, discounts, waivers of payment, ownership interest, and providing anything at less than its fair market value. Additionally, the intent standard under the AKS provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution or other regulatory sanctions. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all such arrangement’s facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor. The exceptions and safe harbors are subject to change through legislative and regulatory action, are also subject to changes in interpretation and application by government agencies and courts, and we may decide to adjust our business practices from time to time.

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

Payments made to physicians, other health care providers, or HCPs, their family members, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, implemented as the Open Payments Program. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers and certain others for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other HCPs, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1.0 million per year for “knowing failures,” for all payments, transfers of value, or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. The Sunshine Act requires applicable manufacturers of covered drugs for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to physicians, teaching hospitals, physician assistants, nurse practitioners, and other mid-level practitioners. We are also required to report certain ownership and investment interests held by physicians and their immediate family members. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other HCPs.

The FCA prohibits any person or entity from, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment to, or approval by the government, knowingly making, using, or causing to be made or used a false statement or record material to a claim to the government, or avoiding, decreasing, or concealing an obligation to pay money to the government. A claim includes “any request or demand” for money or property presented directly or indirectly to the government. The civil FCA has been or might be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims might be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or by a private individual on behalf of the government, called “qui tam” actions. If the government intervenes in a qui tam action and prevails in the lawsuit, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, focusing on activities such as certain sales practices and promoting off-label drug uses.

Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious, or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim. In addition, federal AKS violations (which may be alleged based on certain marketing practices, including allegations of off-label promotion) might implicate the FCA.

The CMP Law establishes substantial civil monetary penalties that may be assessed against any person or entity, such as a pharmaceutical manufacturer, that engages in activities including, among others: (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

The federal “Exclusion Statute,” Section 1128 of the Social Security Act, 42 U.S.C. § 1320a-7, requires the exclusion of entities and individuals who have been convicted of federal-program related crimes or health care felony fraud or controlled substance charges. The statute also permits the exclusion of those that have been convicted of fraud, the Anti-Kickback Statute, for obstructing an investigation or audit, misdemeanor-controlled substance charges, those whose health care license has been revoked or suspended, and those who have filed claims for excessive charges or unnecessary services. If a company were to be excluded, its products would be ineligible for reimbursement from any federal health care programs, including Medicare and Medicaid, and no other entity participating in those programs would be permitted to enter into contracts with the company with respect to federal health care programs. Further, employment or contracting with an individual or entity that has been excluded from participation in federal healthcare programs could serve as a basis to invalidate claims for items or services submitted by that entity and to exclude that entity from participation in such programs as well. The government may elect to exclude officers and key employees of manufacturers, rather than excluding the organization. Such enforcement actions would prohibit the Company from engaging those individuals, which could adversely affect operations, and could result in significant reputational harm.

The compliance and enforcement landscape, and related risk, is informed by government regulatory, enforcement, and other activities, such as litigation and settlement precedent, advisory opinions, and special fraud alerts. Our approach to compliance may evolve over time in light of these types of developments.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a BLA or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the VHCA requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. These price reporting requirements create a risk of submitting false information to the government and potential FCA liability.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil penalties and prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

We may also be subject to data privacy and security laws and regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their respective implementing regulations, including as such regulations were amended by the final omnibus rule published on January 25, 2013, and subsequent rulemaking, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information held by “covered entities” and their “business associates.” While we would not be a covered entity under HIPAA, it is possible that we may enter into a service or business arrangement that would cause us to serve as business associates, defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provides services to, a covered entity. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances and may differ from each other in significant ways and may not have the same effect. The Department of Health and Human Services Office of Civil Rights, or the OCR, state attorneys general, and other regulators have increased their focus on compliance and enforcement.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in coming years, as a continued increase in cyber-attacks have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases, may apply regardless of payor, i.e., even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, known as the Pharmaceutical Research and Manufacturers of America Code, and the relevant compliance program guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other HCPs or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was subsequently amended and expanded by the California Privacy Rights Act, or CPRA, taking full effect as of January 1, 2023, including the CPRA’s expansion of the “Right to Know” that impacts personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Additional modifications may continue to be made to the CCPA and CPRA by the California legislature and their interpretation by regulators may continue to evolve. Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and incurred costs. Some of these state laws or amendments to these laws are continuing to take effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws. Therefore, the effects of these state data protection laws are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions among pharmaceutical companies, HCPs, and patients, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business, even if investigators ultimately find that no violation has occurred.

If our operations are found to be in violation of any of such health regulatory laws or regulations described above or any other governmental laws or regulations that apply to us, we may be subject to penalties or other enforcement actions, including, without limitation, civil, administrative, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, individual imprisonment, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to HCPs.

Coverage and Reimbursement Generally

Sales of pharmaceutical products depend significantly on the availability and adequacy of coverage and reimbursement by third-party payors such as Medicare, Medicaid, and other government programs at the federal and state level, managed care entities, private health insurers, and pharmacy benefit managers, or PBMs. Third-party payors decide the extent to which they will cover or reimburse for drugs on behalf of their beneficiaries and members and might not provide any coverage or reimbursement for a drug. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. Reimbursement for newly approved healthcare products present significant uncertainty and may require expensive clinical trials to demonstrate the comparative cost-effectiveness of our products and our products and product candidates might not be considered cost-effective. Seeking coverage and reimbursement from third-party payors can be time consuming and expensive. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Additional pressures on pricing as a result of other, peripheral policies may impact reimbursement across both government and private payors. Non-health specific policies may impart downstream impacts on private insurance reimbursement decision-making. In consideration of these numerous factors, reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In the case of government health care programs, coverage and reimbursement may vary from program to program, including Medicare, Medicaid, and Tricare. Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services for people 65 years of age or older and certain people with disabilities, even if under age 65. Medicaid is a jointly federally and state‑funded insurance program managed by the applicable state for certain categories of individuals that may vary from state to state, including low-income people, families and children, pregnant people, and people with certain disabilities. Coverage for prescription drugs under these programs is subject to and limited by strict rules and conditions, including price controls. In the U.S., private health insurers and other third‑party payors may base their reimbursement for prescription drugs based on the level at which government health care programs provide reimbursement for such drugs. These restrictions and limitations influence the purchase of drugs. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation, which can affect realization and return on investment.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D plan sponsors are not required to pay for all covered Part D drugs, and each Part D plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Despite this flexibility, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan may be lower than the prices we might obtain from other payors.

A manufacturer must participate in a federal program known as the 340B drug pricing program by entering into various programs for federal funds to be available to pay for the manufacturer’s drugs under Medicaid. The 340B program requires a participating manufacturer to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs, per a formula defined by statute to determine the discounted price, which is based on the AMP and the unit rebate amount as calculated under the Medicaid Drug Rebate Program, discussed further below. Manufacturers must report pricing information to CMS for HRSA on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

The Inflation Reduction Act of 2022, or IRA, established substantial changes to the Medicare program with certain drug pricing reforms and a Medicare Part D benefit redesign. For example, the IRA includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, subject to an exclusion for certain orphan drugs, with negotiated pricing for limited drugs taking effect in 2026 with a second-year list being announced for 2027. The IRA authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Effective in 2025, the IRA also created significant changes to the Medicare Part D benefit design by capping Part D beneficiaries' annual out-of-pocket spending. The impact of the IRA on the broader pharmaceutical industry remains to be seen. Certain legal challenges from pharmaceutical manufacturers and others in the industry continue, including challenges to the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, in whole or in part, will be overturned, repealed, replaced, or amended.

In the U.S., Europe, and other potentially significant markets for our products and product candidates, government authorities and private third‑party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Manufacturers frequently must rebate a portion of the prescription price to the third‑party payors as a condition of coverage, which can greatly reduce realization on the sale. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy, and are developing increasingly sophisticated methods of controlling healthcare costs. They may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA‑approved drug products for a particular indication, or they may control costs, particularly for new expensive therapies, by requiring prior authorization or imposing other restrictions before covering certain products, or they may condition payment based on achieving performance metrics. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage.

Achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product because Medicare and Medicaid can represent a sizeable share of the market and because private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in Europe will likely put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care entities, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Sales of our products and product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third‑party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our products and product candidates may not be considered medically necessary or cost‑effective. There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over price structures. If third-party payors reduce their rates for our products, then our revenue and profitability may decline, and our operating margins will be reduced. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third-party payors may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies or lists of medications that healthcare providers may prescribe to their patients. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to ensure acceptance and use of our products and product candidates or enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative and regulatory proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of products and any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our products and product candidates in whole or in part.

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

The ACA also imposed an affirmative obligation to report and repay any overpayments, including those payments that resulted from violations of the Anti-Kickback Statute, FCA, or CMP Law, within sixty (60) days after such overpayment has been identified. Corresponding case law imposes an obligation on entities to exercise reasonable diligence in identifying such overpayments. The failure to timely report and repay is, itself, considered to constitute a violation of the FCA.

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

In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2017, CMS promulgated a rule reducing Medicare Part B reimbursement to hospitals for drugs purchased under the 340B program by 30%. Following an adverse U.S. Supreme Court decision, however, CMS subsequently modified its policies to restore certain payments owed to hospitals and to restore the reimbursement to the full, applicable rate going forward. In recent years, the federal government, state governments, regulators, and third-party payors have implemented and continue to propose changes to control costs of healthcare, including pharmaceutical drugs.

Since the ACA was enacted, there have been amendments and additional laws and regulations, such as the IRA. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Current and future health care reform proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product reimbursement within state healthcare programs and payers, including price or patient reimbursement constraints, rebates and other price concessions, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and other purchasing approaches. Future laws may result in additional reductions in third-party payor reimbursement, which could have a material adverse effect on customers for our products and product candidates, if approved, and, accordingly, our financial operations.

Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest and states have begun to take action to increase transparency in drug pricing through mandatory reporting requirements. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. While we cannot predict whether any proposed cost containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our products and product candidates and operate profitably.

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

Foreign Regulation

We are subject to a variety of foreign regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union, or EU, Regulation (EU) 536/2014 on clinical trials, or CTR, requires sponsors to submit a single clinical trial application, or CTA, through the Clinical Trials Information System, or CTIS, an online portal to streamline the authorization process. While under the previously applicable Directive 2001/20/EC, or CTD, sponsors had to request separate approvals in each EU/EEA member state, the CTIS is a single-entry point that allows sponsors to apply for authorization to run a clinical trial in up to 30 EU/EEA countries. The CTIS authorization procedure is composed of two parts: (i) member states jointly cooperate during the Part I assessment of the applicable CTA and (ii) during Part II, the applicable CTA is assessed by each member state individually. The CTR established a transition period that ended on January 30, 2025, by which date all clinical trials approved under the CTD were required to transition to CTIS. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, post approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the United States.

European Union Drug Approval Process

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAAs, either under the so‑called centralized, decentralized, mutual recognition, or national authorization procedures.

Centralized Procedure

In the centralized procedure, the European Commission, or EC, grants a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, which is valid in all European Union member states, as well as in the European Economic Area, or EEA, countries (Iceland, Liechtenstein, and Norway). The centralized procedure is (i) compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products, or ATMPs, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, autoimmune diseases and other immune dysfunctions, or viral diseases, (ii) optional for products containing new active substances for indications other than those stated above, products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health, and (iii) not available for all remaining products. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, such as when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

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

In the European Union, new products authorized for marketing, referred to as reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10‑year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Overall, this period of regulatory data protection, or RDP, is commonly referred to as the “8+2+1” approach. This period of RDP equally applies to medicinal products that are authorized through the national procedure (or decentralized or mutual recognition procedures) under national law or through the centralized procedure. In the EU, the Council and the European Parliament reached an agreement in December 2025 on the most significant reform of EU pharmaceutical legislation in more than 20 years (the ‘EU Pharma Package’). The reform remains subject to formal adoption and will enter into force upon publication in the Official Journal of the European Union, which is expected in 2026. The EU Pharma Package includes a broad range of measures, including revisions to regulatory exclusivity. In particular, it amends the current RDP framework by providing for (i) eight years of data exclusivity and (ii) one year of market exclusivity, which may be extended by an additional year under specified conditions.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $183.3 million, and $187.1 million for the years ended December 31, 2025 and 2024, respectively. Research and development expenses are expected to stabilize in the near term as certain development programs near completion while new development programs are initiated.

Employees and Human Capital Management

As of February 16, 2026, we had 925 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Corporate Information

We were incorporated in Delaware in January 2012. Our offices are located at One World Trade Center 29th Floor, New York, New York 10007, and our telephone number is (212) 332-3241.

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
•
If the government or third-party payors fail to provide adequate coverage and payment rates for any of our products, or if such payors and health care providers including health maintenance organizations (HMOs) and long-term care facilities choose to use therapies that are less expensive, our products may lose or fail to generate potential revenue and our prospects for profitability may be limited.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $183.2 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $1,306.0 million. In 2022, we commenced the commercial sale of AUVELITY in the United States and SUNOSI in the United States and select global markets. In January 2025, SYMBRAVO was approved by the FDA for the acute treatment of migraine with or without aura in adults. Apart from AUVELITY, SUNOSI, and SYMBRAVO, we have no other products which have received regulatory approval.

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

On May 8, 2025 (the “Closing Date”), we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”), providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at the Company’s option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

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

We are a fully integrated biopharmaceutical company. Prior to our commercialization of AUVELITY and SUNOSI in 2022, and the approval and U.S. commercialization of SYMBRAVO in 2025, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in South America, ongoing military conflicts between Russia and Ukraine, hostilities in the Middle East and elsewhere and record inflation. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in South America, Russia and Ukraine, the Middle East and elsewhere, and geopolitical tensions, or record inflation.

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

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Most recently, in December 2025, the EU extended its existing economic sanctions for an additional six months, keeping them in effect until July 31, 2026. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on the U.S. and global financial and economic markets. For example, on October 1, 2025, the U.S. federal government commenced a shutdown due to an impasse over funding for the 2026 fiscal year, impacting a number of federal services, including essential services such as Medicare and Medicaid, and it is uncertain when it will end. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, the U.S. announced a 100% tariff on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or are not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. Although imposition of such tariffs was paused for negotiations, the threat remains significant. Recent developments indicate that, by early 2026, sixteen major pharmaceutical companies secured a three-year exemption from 100% tariffs on imported, branded, or patented drugs in exchange for commitments related to increasing domestic manufacturing and adopting most favored nation (MFN) pricing – aligning U.S. drug costs with lower international prices. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs, if and as they are implemented along with other policy changes, could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Furthermore, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. This pause was initially set to expire on July 9, 2025, but was extended thereafter, with significant tariff changes taking effect with certain countries on August 1, 2025. Tariffs remain a dynamic issue and have become a central part of the U.S. trade policy, undergoing continuous expansion and modification, such as China’s tariffs being reduced in November 2025 and further actions in early 2026. Additionally, on January 17, 2026, President Trump announced 10% tariffs (increasing to 25% on June 1, 2026) on imports from eight European allies to pressure for a ‘deal’ regarding Greenland. It is presently unclear how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (BCC), which includes certain Chinese biotech firms; entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services provided by a BCC. The BIOSECURE ACT may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.

Further, executive orders were signed to implement MFN drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such MFN policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our drug candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased manufacturer financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

Although we submitted NDAs to the FDA for AUVELITY (which was approved) and for SYMBRAVO (which received a complete response letter (CRL) and has now been approved) and for AXS-14 (which received a Refuse to File letter from the FDA, and which we plan to resubmit), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for additional indications, AXS-05 for the treatment of AD agitation and smoking cessation, AXS-12 for the treatment of narcolepsy, and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in Note 15. License Agreements, we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to any sales of the Company’s AUVELITY product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/non-clinical studies, or we may abandon product development programs. For instance, we relied on the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia; however, we received a Refuse to File from the FDA. On January 15, 2026, we announced the initiation of the Phase 3 FORWARD trial, which we are conducting to address the FDA’s feedback. Furthermore, although we believe that we are able to rely on the Phase 2 CONCERT trial, Phase 3 SYMPHONY trial, and Phase 3 ENCORE trial to support an NDA for AXS-12 for the treatment of cataplexy and narcolepsy, the FDA could still require additional studies to support the approval of an NDA for this and other product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our product development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In terms of the compliance deadline, the requirement to submit a diversity action plan applies to clinical studies for which enrollment begins 180 days after the final guidance is published, which was originally anticipated to occur in June 2025. In January 2025, the previously published draft guidance was temporarily removed from the FDA website following an executive order, but was restored and reinstated the following month per a court order. However, it remains in draft form, which impacts the eventual publication date of the final guidance, and as a result, may delay the compliance deadline.

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

Further, the FDA’s review of our regulatory submissions may be delayed in the future due to reasons beyond our control. FDA operations are affected by various factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. Specifically, in 2025, FDA faced a reduction in size, a prolonged federal government shutdown, as well as frequent administrative turnover and agency restructuring following the institution of the new administration, which have directly or indirectly impacted FDA’s ability to support research and development activities. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. In addition, any future government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

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

In order to obtain approval of a product candidate we must demonstrate safety in various non-clinical tests (including, for example, carcinogenicity studies, drug-drug interaction studies, and toxicity studies), in addition to human clinical trials. At the time of initiating human clinical trials, we may not have conducted or may not conduct all the types of non-clinical testing ultimately required by regulatory authorities, or future non-clinical tests may indicate safety concerns regarding our product candidates. Non-clinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes. Even if initial tests appear favorable, later testing may have unfavorable results. We may experience numerous unforeseen events during, or as a result of, the testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•
our preclinical or non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;
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

We also received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AD agitation, and we may seek Breakthrough Therapy designation for other current or future product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as Breakthrough Therapies by the FDA are also eligible for Priority Review if supported by clinical data at the time of the submission of the NDA. For instance, the FDA granted AXS-05 Priority Review on December 31, 2025, with a Prescription Drug User Fee Act (PDUFA) date of April 30, 2026, accelerating its review of Alzheimer’s disease agitation; however, Priority Review does not guarantee FDA approval and could still lead to further data requests or denial.

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

We, and any of our collaborators, must comply with laws, regulations, and other requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS’s OIG, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authorities’ approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties, damages, fines, and actions, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension or debarment from government procurement and potential adverse actions affecting future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, such as where communications are misleading or conduct is the alleged cause of false claims, in part due to the potential FCA exposure. The FCA allows a private individual to bring a qui tam lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the FCA, a penalty may be imposed for each false claim, which, for example, might be a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil settlements and criminal resolutions, pertaining to certain sales practices and promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and other actions and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

For example, in early September 2025, following a presidential memorandum directing the FDA to “take appropriate action to enforce the Federal Food, Drug, and Cosmetic Act’s prescription drug advertising provisions, and otherwise ensure truthful and non-misleading information in direct-to-consumer (DTC) prescription drug advertisements”, the FDA issued more than 100 enforcement letters to pharmaceutical companies and compounding firms, alleging that certain promotional communications and DTC advertisements are false and misleading. Furthermore, the Department of Health and Human Services (HHS) and FDA have stated that they are committed to a “more expansive reading” of the FDA’s enforcement authorities than that taken by previous administrations. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research, asserting that a particular DTC print advertisement for AUVELITY was false and misleading. We responded to the untitled letter, and the FDA confirmed via close-out letter that we adequately addressed the FDA’s concerns. Failure to comply with current or forthcoming FDA requirements may trigger enforcement by the FDA, Department of Justice, or HHS Office of Inspector General (as well as state authorities), which may result in warning letters, civil and criminal penalties, agreements restricting promotional practices, and significant reputational harm.

We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP and GCP. Notably, in May 2025, the FDA announced its intent to expand its use of unannounced inspections of foreign facilities manufacturing products for distribution in the United States, which may impact our operations. Further, application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. Application fees may apply to certain changes.

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
•
stricter harmonized EU rules on data privacy and cybersecurity. These include enhanced rules on the processing of personal data, including health data, under the EU General Data Protection Regulation (GDPR), which became enforceable beginning May 25, 2018, as well as cybersecurity obligations under Directive (EU) 2022/2555 (NIS 2 Directive). The NIS 2 Directive establishes a harmonized cybersecurity framework for 18 critical sectors, including the health sector, and imposes significant compliance obligations on in-scope organizations, including risk management measures, incident prevention, detection and notification requirements, supply chain security controls, and enhanced governance and oversight, including potential personal liability at the Board level;
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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences LLC; Intra-Cellular Therapies, Inc.; Janssen; Jazz; Otsuka Pharmaceutical Co. Ltd.; Pfizer; and Takeda Pharmaceuticals Company.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of AUVELITY. We settled the ensuing litigation in February 2025. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of SUNOSI. We have reached settlement agreements in the ensuing litigation with five of the six filers. We remain in ongoing litigation with one remaining filer in the U.S. District Court for the District of New Jersey. More recently, in August 2025, Apotex sent a Paragraph IV certification notice regarding their ANDA submission to the FDA for a generic version of SYMBRAVO. In response, we filed a patent infringement lawsuit against Apotex, Inc. in the U.S. District Court for the District of New Jersey, which remains ongoing.

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

The FDA or the EMA/EC may, under certain conditions, grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, if another sponsor receives FDA approval for a reboxetine containing product for the treatment of narcolepsy before we obtain FDA approval for AXS-12 for the treatment of narcolepsy, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years. In the EU, if another company is granted orphan exclusivity for a reboxetine containing product for the treatment of narcolepsy, we would be prevented from obtaining marketing authorization for AXS-12 for the treatment of narcolepsy for up to 10 years, which may be extended to 12 years under certain conditions. The EU Pharma Package will reduce the standard orphan exclusivity to 9 years, which may be extended to 11 years for certain products.

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

Our products, and, if approved, our product candidates, may not gain acceptance among physicians, patients, third-party payors, or others in the medical community. If any of our products or product candidates, for which we obtain regulatory approval, do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Physicians and their patients may likewise make decisions about therapies based on cost and insurance coverage and reimbursement. Further, patients often acclimate to the therapy that they are currently taking. While they may switch if their physicians recommend switching products, there is no guarantee. Additionally, they may also switch therapies due to lack of reimbursement for existing therapies or for other reasons. Even if physicians prescribe our products, third-party payors may not provide coverage, such as if they may not consider our products cost effective without a significant price concession, and, even when coverage is provided, may not provide adequate reimbursement, which in each such case could negatively impact our revenue. Third-party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

Efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may not be successful. If our products or any of our product candidates that are approved do not achieve an adequate level of market acceptance, we may not generate significant revenues, and we may not become profitable. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications and third-party payors provide coverage and reimbursement for the same, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of the approved indication or may not accept it at all. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. The degree of market acceptance of any of our products will depend on a number of factors, including:

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

U.S facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct inspections periodically or as needed of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our products and product candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties. Any penalties imposed by the DEA to us or our third-party manufacturers could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

In January 2020, we entered into an agreement with Pfizer for an exclusive U.S. license to Pfizer’s clinical and non-clinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12, which Axsome is developing for the treatment of narcolepsy. The agreement also provides Axsome exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate now referred to as AXS-14, in the U.S. for the treatment of fibromyalgia. Under the terms of the agreement, we received from Pfizer an exclusive U.S. license to Pfizer data for reboxetine and esreboxetine encompassing a full range of non-clinical studies, and short-term and long-term clinical trials involving more than five thousand patients. The licensed data includes results of a positive Phase 3 trial and a positive Phase 2 trial of esreboxetine in the treatment of fibromyalgia. We will have the exclusive right and sole responsibility of developing AXS-14 (esreboxetine) in the U.S. for the treatment of fibromyalgia and for other indications. Pfizer received 82,019 shares of our common stock having a value of $8.0 million, based on the average closing price of our common stock for the 10 prior trading days of $97.54, in consideration for the license and rights. Pfizer also received an upfront cash payment of $3.0 million and will receive up to $323 million in regulatory and sales milestones and tiered mid-single to low double-digit royalties on future sales. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. Under the agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize the products in the United States and to seek and maintain regulatory approvals for the products. The agreement will expire on a product-by-product basis upon expiration of the last-to-expire royalty term for such product. On expiration (but not earlier termination), we will have a perpetual, non-exclusive, fully paid, royalty-free and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the compounds. Either party may terminate the agreement for the other party’s material breach following a cure period. Pfizer may immediately terminate the agreement upon certain insolvency events relating to us. We may terminate the agreement for any reason upon ninety days written notice to Pfizer at any time after the first anniversary of the agreement. If the license agreement with Pfizer is terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

In November 2025, we acquired all the outstanding shares of Baergic. The acquisition provided global rights to AZD7325 (AXS-17), an oral GABAA receptor α2,3 subtype-selective PAM, originally licensed from AstraZeneca AB (AZ), for the potential treatment of epilepsy. We also assumed the AZD7325 license agreement between Baergic and AZ. The total upfront payment was $2.3 million, and the former Baergic shareholders and AZ are also eligible to receive contingent development, regulatory and sales-based milestone payments of up to $159.5 million and tiered low double-digit to mid-teen royalties on potential global net sales of AZD7325.

In December 2025, we acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx. DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of this Annual Report on Form 10-K, such laws may include the federal Anti-Kickback Statute, the federal civil and criminal FCA, the CMP Law, the Medicaid Drug Rebate Statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, HIPAA, the FCPA, the ACA, and other state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. We are subject to healthcare laws by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy and security laws apply in broader circumstances than HIPAA and its implementing regulations. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was subsequently amended and expanded by the California Privacy Rights Act, or CPRA, taking full effect as of January 1, 2023, including the CPRA’s expansion of the “Right to Know” that impacts personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Additional modifications may continue to be made to the CCPA and CPRA by the California legislature and their interpretation by regulators may continue to evolve. Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and incurred costs. Some of these state laws or amendments to these laws are continuing to take effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws. Therefore, the effects of these state data protection laws are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

In addition, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal data, including health data, relating to individuals located in the EU, which was formerly governed by the provisions of the EU Data Protection Directive 95/46, was replaced with the EU GDPR in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements including relating to the legal basis of the processing of personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the U.S. and other non-EEA countries that do not provide a level of protection to personal data in line with the GDPR standard, provides an enforcement authority in each EU member state and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The coming into force of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Moreover, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

If we, or our operations, are found to be in violation of any federal or state healthcare, data or information privacy law, or any other governmental laws and regulations that apply to us, we may be subject to penalties or other enforcement actions, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, such physicians or other healthcare providers or entities may be subject to criminal, civil, or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

If the government or third-party payors fail to provide adequate coverage and reimbursement for any of our products, or if such payors and health care providers including health maintenance organizations (HMOs) and long-term care facilities, choose to use therapies that are less expensive, our products may lose or fail to generate potential revenue and our prospects for profitability may be limited.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our products to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive or have fewer access restrictions when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost effectiveness of any of our products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost effective. Third-party coverage and adequate reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

We expect that federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act (“IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, with the first negotiated prices effective as of January 1, 2026, and Medicare Part B drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

The list of negotiated Medicare drugs grows yearly, and by 2029, it will have reached around 60 high-cost, single-source drugs – those without generic or biosimilar alternatives. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and, therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The industry is currently analyzing the proposed Global Benchmark for Efficient Drug Pricing, or GLOBE Model, published by CMS in the Federal Register on December 23, 2025. This mandatory payment model pilot, aimed at implementing MFN drug pricing in Medicare Part B by using international benchmarks, is open for public comment until February 23, 2026, and would require pharmaceutical companies to pay additional rebates on certain medicines whose U.S. net-of-discount prices exceed those in certain other countries. If finalized as proposed, the model is expected to begin on October 1, 2026, and run through September 30, 2031. The implications of this rule, along with its companion, Guarding U.S. Medicare Against Rising Drug Costs, or GUARD Model, which is focused on Part D drugs, and other MFN pricing pressures, could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business. Furthermore, these actions may lead to legal challenges, introducing additional uncertainty into our business operations.

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

In the EU, several recently adopted and pending legislation will impact regulatory procedures for medicinal products. Key developments include:

•
The EU Pharma Package – This is the largest reform of the EU’s Pharmaceutical Legislation in 20 years. The reform still requires formal approval and will enter into force upon publication in the EU’s Official Journal, expected in 2026. Most provisions are expected to apply from 2028, following a two-year transition period. The reform encompasses a broad range of measures, including changes to regulatory exclusivity, incentives to combat antimicrobial resistance, intellectual property exemptions for generic medicines, orphan products, and marketing authorization procedures;
•
Regulation (EU) 2021/2282 on health technology assessment (HTA Regulation) – This became applicable in the EU on January 12, 2025, introducing a single EU-level submission file for joint clinical assessments for oncology medicines and advanced therapy medicinal products The EU HTA-R will be extended to orphan medicines in January 2028 and as of 2030, will cover all new centrally authorized medicinal products;
•
Other legislative initiatives include new rules on substances of human origin (Regulation (EU) 2024/1938 – SoHO Regulation) and the proposed SPC Regulation revision, Critical Medicines Act, and Biotech Act.

Moreover, other EU “horizontal” legislation may impact companies operating in the pharmaceutical sector, including Regulation (EU) 2024/1689 (AI Act), Regulation (EU) 2023/2854 (Data Act), Regulation (EU) 2025/327 (Health Data Space Regulation), and the NIS 2 Directive. Moreover, the EU is currently discussing the Digital Omnibus Package, which comprises a series of technical amendments to a wide body of EU digital legislation.

We are subject to a variety of U.S. and international laws and regulations.

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the FCPA or other anti-bribery and corruption laws; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing cybersecurity and data privacy regulations and enforcement, particularly in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

For example, the One Big Beautiful Bill Act (“OBBBA”) reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirements. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

Further, OBBBA enacted, among others, changes to eligibility requirements for premium tax credits, which are expected to result in less coverage in the ACA’s health insurance marketplace (“Marketplace”) over the next few years. The ACA’s enhanced premium tax credits expired at the end of 2025, which is expected to result in significant increases in the uninsured population who may have otherwise enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA made other changes to the enrollment and eligibility requirements for Medicaid, which resulted in the loss of coverage for certain individuals who were previously enrolled in Medicaid programs.

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

As of February 16, 2026, we had 925 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of February 16, 2026, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 33% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of February 16, 2026, we have outstanding 51,153,289 shares of common stock and 8,792,040 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 43,239,005 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds from our capital raises, which we refer to as our Capital Raises, including the proceeds from sales pursuant to the March 2022 Sales Agreement with Leerink Partners LLC (“Leerink”), which provides for the sale of up to $250.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2025, we had U.S. federal net operating loss, or NOL, carryforwards of approximately $577.9 million and foreign NOL carryforwards of $281.3 million. U.S. federal net operating loss carry forwards amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, if we have not used them prior to that time, and the U.S. federal net operating losses of approximately $518.1 million generated in 2018 and later have an indefinite carryforward period. Net operating loss carry forwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. In the event a change of ownership occurs, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

ITEM 2. PROPERTIES.

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One World Trade Center in New York, NY (“Sublease”). This space is utilized by the Company for its corporate and executive offices. The Sublease commenced on April 7, 2023 and was for ten (10) years. The Company had a one-time option to terminate the Sublease on its fifth anniversary upon the payment of a fee to the sublandlord.

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

ITEM 3. LEGAL PROCEEDINGS.

Except as described in Note 10. Commitments and Contingencies, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

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

Common Stock Performance Graph

The graph below matches AXSOME Therapeutics, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2025.

Holders

The number of record holders of our common stock as of February 16, 2026, was 5. This number of holders of record does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The actual number of holders of our common stock is therefore greater than this number of record holders.

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

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people impacted by central nervous system (CNS) conditions. We deliver scientific breakthroughs by identifying critical gaps in care and developing differentiated medicines with a focus on novel mechanisms of action that have the potential to transform patient outcomes.

Our broad commercial portfolio is comprised of AUVELITY, SUNOSI, and SYMBRAVO. AUVELITY is the first and only oral NMDA receptor antagonist approved by the FDA for the treatment of MDD in adults, which we are further developing in additional psychiatric conditions, including Alzheimer’s disease agitation. SUNOSI is the first and only DNRI approved by the FDA for the treatment of excessive daytime sleepiness associated with obstructive sleep apnea and narcolepsy, for which we also receive royalty revenue associated with sales in out-licensed territories. SYMBRAVO is approved by the FDA for the acute treatment of migraine in adults with or without aura, which we recently launched in the U.S. We are also advancing a pipeline of novel product candidates addressing a broad range of serious neurological and psychiatric conditions, including narcolepsy, fibromyalgia, and ADHD. Refer to Part I, Item 1. “Business” for a summary of our marketed products and clinical development programs.

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

Our ability to become profitable depends on our ability to generate revenue. We have recently begun commercial sales of AUVELITY and SUNOSI, and we launched SYMBRAVO, but we have limited experience with commercializing these, or any, products.

We have incurred significant operating and net losses since inception. We incurred net losses of $183.2 million and $287.2 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit as of December 31, 2025 was $1,306.0 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $638.5 million and $385.7 million for the years ended December 31, 2025 and 2024, respectively.

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

We received an upfront payment of €62.0 million ($65.7 million) during the first quarter of 2023 and are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $4.7 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, related to Pharmanovia’s sales of SUNOSI.

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

Research and development expenses

Research and development expenses primarily include preclinical studies, clinical trials, manufacturing costs, employee-related expenses including salaries, benefits, travel, and stock based compensation expense, contract services, including external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, facilities costs, overhead costs, depreciation, and other related costs. In addition, research and development costs also include costs related to asset acquisitions involving clinical development programs that have not yet received regulatory approval.

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

Acquisitions

To determine whether acquisitions should be accounted for as an acquisition of a business or as an acquisition of an asset, we make certain judgments, which include evaluating whether the acquired set of activities and assets would meet the definition of a business. If, based upon our evaluation, we determine that the inputs, processes, and outputs associated with the acquired set of activities and assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business. If we determine that substantially all of the fair value of assets acquired in a transaction is concentrated in a single asset or a group of similar assets, the transaction is treated as an acquisition of assets.

An acquisition of a business is accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. Significant judgments and estimates are used in determining the fair value of assets acquired and liabilities assumed. The fair values of identifiable intangible assets related to currently marketed products are determined by using an income approach, through which fair value is estimated based on each asset’s discounted projected net cash flows. Inputs used in the projected cash flows include historical and projected pricing, the underlying asset patent life, our ability to manufacture and commercialize the asset, the ability to obtain regulatory approvals and the extent and timing of potential new product introductions by competitors in the marketplace. An acquisition of a business also can include the potential for future payment of consideration that is contingent upon the achievement of certain milestones, including royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. Consideration in excess over the fair value of net assets acquired is recorded as goodwill.

If the acquired set of activities and assets does not meet the definition of a business, the acquisition is treated as an acquisition of an asset. In an acquisition of an asset, in-process research and development (IPR&D) projects are recorded as research and development expense at the acquisition date unless there is an alternative future use, no goodwill is recorded, and contingent consideration relating to development, regulatory and commercial milestones are not recognized at the acquisition date and instead are recorded when it is probable they will occur and can be reasonably estimated.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, we first evaluate the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves consideration of factors including macroeconomic conditions, conditions specific to the industry, external cost factors that could have a significant effect on earnings or cash flows, all of which requires significant judgment. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations. As of December 31, 2025, we determined that we have one reporting unit. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the year ended December 31, 2025.

Intangible asset

The intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. We evaluate recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. When impairment indicators are present, we assess the undiscounted projected cash flow for the asset and compare this estimated amount to carrying amount. If the carrying amount is greater, we record an impairment loss for the amount equal to the excess carrying amount over fair value. Due to the nature of estimating project cash flows for an asset, there is significant judgment involved in determining the fair value of an intangible asset. We have not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2025.

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

The fair value measurement of the contingent consideration is sensitive to the change in discount rates. As of December 31, 2025, if the discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $79.5 million to $89.5 million. As of December 31, 2025, if the revenue discount rate increases or decreases by approximately 1%, the fair value of the contingent consideration would range from $80.6 million to $88.3 million.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2025, we recognized gross uncertain tax positions which have been recognized as a reduction to deferred tax assets.

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $577.9 million and foreign NOL carryforwards of $281.3 million. U.S. federal NOLs amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $518.1 million generated in 2018 and later have an indefinite carryforward period.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation for net operating losses incurred before the 2018 tax year may result in expiration before we can use them. We have recorded a valuation allowance against substantially all of our deferred tax assets.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024
Revenues:
Product sales, net	$633,796	$381,677
Royalty revenue and milestone revenue	4,700	4,016
Total revenues	638,496	385,693
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	47,478	33,303
Research and development	183,279	187,077
Selling, general and administrative	570,599	411,359
Loss (Gain) in fair value of contingent consideration	(2,473)	28,124
Intangible asset amortization	6,375	6,392
Total operating expenses	805,258	666,255
Loss from operations	(166,762)	(280,562)
Interest expense, net	(6,557)	(6,569)
Loss on debt extinguishment	(10,385)	—
Loss before income taxes	(183,704)	(287,131)
Income tax benefit (expense)	530	(85)
Net loss	$(183,174)	$(287,216)
Net loss per common share, basic and diluted	$(3.68)	$(5.99)
Weighted average common shares outstanding, basic and diluted	49,747,178	47,914,253

Product sales, net. AUVELITY U.S. net sales were $507.1 million and $291.4 million for the years ended December 31, 2025 and 2024, respectively. SUNOSI net sales were $120.1 million and $90.3 million for the years ended December 31, 2025 and 2024, respectively. We began commercial sales of SYMBRAVO in June 2025 and had U.S. net sales of $6.6 million for the year ended December 31, 2025. There were no SYMBRAVO sales recorded in 2024, which reflects the timing of the SYMBRAVO approval and launch. The increases were primarily due to the increase in unit sales volume for both AUVELITY and SUNOSI, and commercial launch of SYMBRAVO in June 2025.

The following table summarizes the activity of our sales allowance and reserves as of and for the year ended December 31, 2025 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2024	$55,412	$13,504	$18,538	$87,454
Provisions	372,126	147,097	98,237	617,460
Payments/credits	(322,535)	(138,391)	(71,533)	(532,459)
Balance at December 31, 2025	$105,003	$22,210	$45,242	$172,455

Royalty and milestone revenue. Royalty revenue was $4.7 million for the year ended December 31, 2025, as compared to $3.5 million for the year ended December 31, 2024 attributable to Pharmanovia sales of SUNOSI in the out-licensed markets. The increase was in line with the increase in unit sales volume of SUNOSI in certain ex-U.S. markets. Further, in the fourth quarter of 2024, we recognized milestone revenue of $0.5 million related to an achievement of a regulatory milestone in China for SUNOSI from SK.

Cost of revenue. Cost of revenue was $47.5 million for the year ended December 31, 2025, as compared to $33.3 million for the year ended December 31, 2024. The increase was in line with the increase in sales of AUVELITY and SUNOSI. Cost of revenue for the year ended December 31, 2024 includes a $2.5 million expense for the achievement of a sales-based milestone related to world-wide SUNOSI sales.

Research and development. The following table summarizes our research and development expenses for our primary products for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Solriamfetol	$42,106	$53,678
AXS-05	55,312	62,877
AXS-07	21,421	15,587
AXS-12	8,482	9,362
AXS-14	8,485	11,881
Other research and development (*)	20,645	12,274
Stock-based compensation	26,828	21,418
Total research and development expenses	$183,279	$187,077

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.

Research and development expenses decreased by $3.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to the completion of trials for solriamfetol in ADHD and MDD, and trials for AXS-05 in AD agitation, partially offset by asset acquisition costs and higher CMC costs for AXS-07. We expect research and development costs to moderately increase in 2026 as new development programs commence while certain development programs near completion.

Selling, general and administrative. Selling, general and administrative expenses were $570.6 million for the year ended December 31, 2025, as compared to $411.4 million for the year ended December 31, 2024. The increase was primarily related to higher commercial activities for AUVELITY, including a national direct-to-consumer advertising campaign and sales force expansion, the commercial launch of SYMBRAVO, and higher personnel costs related to organizational growth, including non-cash stock-based compensation. We anticipate SG&A expenses to increase in 2026 as we increase marketing and promotional spending for AUVELITY and continue launch support for SYMBRAVO.

Loss (Gain) in Fair Value of Contingent Consideration. The $2.5 million change for the year ended December 31, 2025, as compared to a $28.1 million change for the year ended December 31, 2024 was primarily related to changes in significant unobservable inputs, including discount rates, and significant assumptions, including future sales estimates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $6.4 million for both the years ended December 31, 2025 and 2024.

Interest expense, net. Interest expense, net, was $6.6 million for both the years ended December 31, 2025 and 2024.

Income tax expense. We recorded an income tax benefit of $0.5 million for the year ended December 31, 2025 due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during the year. We recorded an income tax expense of $0.1 million for the year ended December 31, 2024 due to state taxes that we expect to pay based on minimum tax requirements in various states.

Net loss. Net loss for the year ended December 31, 2025 was $183.2 million as compared to $287.2 million for the year ended December 31, 2024. The decrease was primarily due to higher net product revenues from AUVELITY and SUNOSI, which was partially offset by higher selling, general and administrative expenses from commercial activities for AUVELITY, including a national direct-to-consumer advertising campaign and sales force expansion, the commercial launch of SYMBRAVO, and higher personnel costs related to organizational growth, including non-cash stock-based compensation.

Liquidity and Capital Resources

Since our inception through December 31, 2025, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

In March 2022, we entered into a sales agreement with Leerink, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our prior at-the-market offering program.

For the year ended December 31, 2025, we received approximately $52.9 million in gross proceeds through the sale of 451,176 shares, of which net proceeds were approximately $51.9 million. For the year ended December 31, 2024, we received approximately $40.8 million in gross proceeds through the sale of 466,108 shares, of which net proceeds were approximately $40.0 million. We did not utilize the March 2022 Sales Agreement with Leerink during the year ended December 31, 2023.

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

On February 21, 2023, we entered into a Sublease with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One World Trade Center in New York, NY, or the Sublease.

On January 17, 2025, we entered into an Amendment to our Sublease, or the First Amendment, pursuant to which we relinquished our then existing space in One World Trade Center and commenced occupancy of different space within the building. This space is utilized as our corporate and executive offices. The First Amendment extends the Sublease expiration date to January 31, 2036. We now have a one-time option to terminate the Sublease effective March 30, 2031 upon the payment of a fee to the sublandlord. The Company is responsible for base rent under the Sublease and certain additional customary variable costs, such as an allocable portion of building taxes and operating expenses. In connection with the Sublease and First Amendment, we received certain rent and work concessions from the sublandlord.

The Company entered into a fleet lease program in the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. See Note 10. Commitments and Contingencies for further information on future contractual obligations.

As described below in the “Loan Agreement with Blackstone” section, on May 8, 2025, we entered into the Blackstone Loan Agreement with Blackstone, certain subsidiaries of our party thereto as guarantors, Wilmington Trust, and the Lenders. The Blackstone Loan Agreement provides for Loans in an aggregate principal amount of up to $570.0 million. Further, we entered into a securities purchase agreement with Blackstone, and its affiliates, for the private placement (the “Private Placement”) of an aggregate of 140,000 shares of our common stock, at a purchase price of $107.14 per share. Gross proceeds from the Private Placement were approximately $15.0 million. The closing of the Private Placement occurred contemporaneously with the closing of the Blackstone Loan Agreement.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of December 31, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(93,405)	$(128,410)
Investing activities	(480)	(270)
Financing activities	101,465	57,840
Net increase (decrease) in cash	$7,580	$(70,840)

Operating Activities. Cash used in operating activities for the year ended December 31, 2025 was $93.4 million as compared to $128.4 million for the year ended December 31, 2024. The decrease of $35.0 million was mainly due to higher net product revenues from AUVELITY and SUNOSI, which was offset by the increase in cash used in commercial activities in 2025.

Investing Activities. Cash used in investing activities for the year ended December 31, 2025 was $480 thousand, as compared to $270 thousand for the year ended December 31, 2024. The increase was mainly due to additional equipment purchases to support our organizational growth.

Financing Activities. Cash provided by financing activities was $101.5 million for the year ended December 31, 2025, which primarily included net proceeds of $66.7 million from issuance of common stock for financing purposes as well as proceeds of $59.6 million from the issuance of common stock upon the exercise of employee stock options and under the 2023 Employee Stock Purchase Plan, or ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $17.1 million. Financing activities also include $330.0 million in gross proceeds from the Blackstone term loan and revolving credit facilities and $332.0 million in repayments for the Hercules term loan and Blackstone revolving credit facilities. Cash provided by financing activities was $57.8 million for the year ended December 31, 2024, which included net proceeds of $40.0 million from issuance of common stock for financing purposes as well as proceeds of $30.7 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $11.8 million.

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

Pfizer can also receive up to $323 million upon the achievement of certain regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales of any such approved clinical products containing compounds reboxetine and esreboxetine. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14.

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

In connection with the Blackstone Loan Agreement (see below), Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among us, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among us, Antecip, a related party, and Hercules Capital, Inc. (“Hercules”) that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of our Hercules loan obligations in full on May 8, 2025.

Asset Acquisitions

In November 2025, we acquired all the outstanding shares of Baergic. The acquisition provided global rights to AZD7325 (AXS-17), an oral GABAA receptor α2,3 subtype-selective PAM, originally licensed from AstraZeneca AB (AZ), for the potential treatment of epilepsy. We also assumed the AZD7325 license agreement between Baergic and AZ. The total upfront payment was $2.3 million, and the former Baergic shareholders and AZ are also eligible to receive contingent development, regulatory and sales-based milestone payments of up to $159.5 million and tiered low double-digit to mid-teen royalties on potential global net sales of AZD7325.

In December 2025, we acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx. DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

Loan Agreement with Blackstone.

On the Closing Date, we entered into the Blackstone Loan Agreement with Blackstone, certain subsidiaries of ours party thereto as guarantors, Wilmington Trust, and the Lenders, providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at our option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of December 31, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

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

At the initial closing, we assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea, and Japan. In 2014, Jazz acquired from Aerial worldwide rights to SUNOSI excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on our sales of SUNOSI, and we are committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones.

Shelf Registration Statement

On November 3, 2025, we filed an automatic shelf registration statement (File No. 333-291228) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount, which we refer to as the 2025 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2025 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Also in connection with the 2025 Shelf Registration Statement, we filed a new sales agreement prospectus to replace the prior prospectus supplement filed in December 2022, which would have expired in December 2025. The new sales agreement prospectus covered the issuance and sale by us of up to the same $250 million of our common stock that may be issued and sold from time to time through Leerink, as the sales agent, under the March 2022 Sales Agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $322.9 million as of December 31, 2025. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio and debt agreement, which use short-term interest rates and the SOFR, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We contract with vendors and third-party manufacturers located in Europe and certain invoices are denominated in foreign currencies. Royalty revenues from Pharmanovia are derived from their sales of SUNOSI in ex-U.S markets and those sales are primarily denominated in Euros. We are therefore subject to fluctuations in foreign currency rates for the Euro, Swiss Franc, and British Pound, in connection with these agreements, and recognize foreign exchange gains or losses in our statement of operations. We have not historically hedged our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these transactions.

We do not believe a 10% change in these currencies on December 31, 2025 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the fourth quarter of 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Coleman	Director	November 11, 2025(2)	August 14, 2026	25,000
Mark Jacobson	Chief Operating Officer	November 10, 2025(2)	July 31, 2026	45,378(3)

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axsome Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The provision related to Commercial Managed Care rebate programs (the “Commercial rebate accruals”) involves the use of assumptions and judgments in its calculation. These include consideration of prior payment history, customer utilization mix data, changes to product price, expected patient usage, claims timing lags, and inventory levels in the distribution channel.

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
•
We evaluated the Company’s ability to estimate Commercial rebate accruals accurately by comparing actual amounts incurred for Commercial rebate accruals
•
We tested the overall reasonableness of the Commercial rebate accruals recorded at period end by developing an expectation for comparison to actual recorded balances.
•
We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 23, 2026

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Axsome Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Axsome Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 23, 2026

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$322,933	$315,353
Accounts receivable, net	224,464	142,001
Inventories, net	27,938	15,732
Prepaid and other current assets	13,651	11,978
Total current assets	588,986	485,064
Equipment, net	562	584
Right-of-use asset - operating lease	20,858	5,383
Goodwill	12,042	12,042
Intangible asset, net	40,519	46,894
Non-current inventory and other assets	26,838	18,531
Total assets	$689,805	$568,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,537	$71,997
Accrued expenses and other current liabilities	232,853	147,987
Operating lease liability, current portion	434	1,835
Contingent consideration, current	10,012	8,285
Short-term borrowings	70,000	—
Total current liabilities	378,836	230,104
Contingent consideration, non-current	77,540	91,680
Loan payable, long-term	117,746	180,710
Operating lease liability, long-term	23,182	6,046
Finance lease liability, long-term	4,206	2,943
Total liabilities	601,510	511,483
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 50,882,766 and 48,667,587 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	1,394,251	1,179,797
Accumulated deficit	(1,305,961)	(1,122,787)
Total stockholders’ equity	88,295	57,015
Total liabilities and stockholders’ equity	$689,805	$568,498

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$633,796	$381,677	$202,460
License revenue	—	—	65,735
Royalty revenue and milestone revenue	4,700	4,016	2,405
Total revenues	638,496	385,693	270,600
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	47,478	33,303	26,065
Research and development	183,279	187,077	97,944
Selling, general and administrative	570,599	411,359	323,123
Loss (Gain) in fair value of contingent consideration	(2,473)	28,124	48,918
Intangible asset amortization	6,375	6,392	6,375
Total operating expenses	805,258	666,255	502,425
Loss from operations	(166,762)	(280,562)	(231,825)
Interest expense, net	(6,557)	(6,569)	(6,453)
Loss on debt extinguishment	(10,385)	—	—
Loss before income taxes	(183,704)	(287,131)	(238,278)
Income tax benefit (expense)	530	(85)	(960)
Net loss	$(183,174)	$(287,216)	$(239,238)
Net loss per common share, basic and diluted	$(3.68)	$(5.99)	$(5.27)
Weighted average common shares outstanding, basic and diluted	49,747,178	47,914,253	45,425,212

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	43,498,617	$4	$705,885	$(596,333)	$109,556
Stock-based compensation	—	—	65,357	—	65,357
Issuance of common stock upon exercise of options	358,760	—	12,419	—	12,419
Issuance of common stock upon vesting of RSUs	43,986	—	—	—	—
Issuance of common stock upon financing	3,450,000	1	243,082	—	243,083
Issuance of warrants	—	—	1,635	—	1,635
Shares tendered for withholding taxes	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	(239,238)	(239,238)
Balance at December 31, 2023	47,351,363	$5	$1,026,543	$(835,571)	$190,977
Stock-based compensation	—	—	86,558	—	86,558
Issuance of common stock upon exercise of options and under employee stock purchase plan	770,531	—	30,680	—	30,680
Issuance of common stock upon vesting of RSUs	79,585	—	—	—	—
Issuance of common stock upon financing	466,108	—	39,968	—	39,968
Shares tendered for withholding taxes	—	—	(3,952)	—	(3,952)
Net loss	—	—	—	(287,216)	(287,216)
Balance at December 31, 2024	48,667,587	$5	$1,179,797	$(1,122,787)	$57,015
Stock-based compensation	—	—	95,299	—	95,299
Issuance of common stock upon exercise of options and under employee stock purchase plan	1,520,390	—	59,558	—	59,558
Issuance of common stock upon vesting of RSUs	103,613	—	—	—	—
Issuance of common stock upon financing	591,176	—	66,707	—	66,707
Shares tendered for withholding taxes	—	—	(7,110)	—	(7,110)
Net loss	—	—	—	(183,174)	(183,174)
Balance at December 31, 2025	50,882,766	$5	$1,394,251	$(1,305,961)	$88,295

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(183,174)	$(287,216)	$(239,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	93,752	85,218	62,620
Amortization of intangible asset	6,375	6,392	6,375
Amortization of debt discount	1,303	2,640	2,574
Loss on debt extinguishment	10,385	—	—
Depreciation	503	532	459
Loss (Gain) in fair value of contingent consideration	(2,473)	28,124	48,918
Gain from lease modification	(2,250)	—	—
Non-cash lease expense	3,046	1,388	1,450
Right-of-use asset amortization for finance lease	2,186	1,034	—
Changes in operating assets and liabilities:
Accounts receivable, net	(82,463)	(47,181)	(57,121)
Inventories, net	(10,660)	744	(8,156)
Prepaid expenses and other current assets	(1,673)	(3,863)	(5,335)
Non-current inventory and other assets	(5,010)	(3,183)	3,694
Accounts payable	(6,460)	31,318	2,074
Accrued expenses and other current liabilities	83,743	56,065	36,452
Operating lease liability	(535)	(422)	154
Net cash used in operating activities	(93,405)	(128,410)	(145,080)
Cash flows from investing activities
Purchases of equipment	(480)	(270)	(582)
Net cash used in investing activities	(480)	(270)	(582)
Cash flows from financing activities
Proceeds from draw down of debt	330,000	—	85,000
Payment of debt issuance costs	(3,638)	—	(1,442)
Repayment of debt	(331,988)	—	—
Payments on principal portion of finance lease obligation	(2,124)	(990)	—
Proceeds from issuance of common stock upon financing	67,904	40,784	258,750
Cash paid for common stock issuance costs	(1,197)	(816)	(15,668)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	59,558	30,680	12,419
Payment of contingent consideration	(9,940)	(7,866)	(6,211)
Payments of tax withholdings on stock awards	(7,110)	(3,952)	(1,835)
Net cash provided by financing activities	101,465	57,840	331,013
Net increase (decrease) in cash	7,580	(70,840)	185,351
Cash at beginning of period	315,353	386,193	200,842
Cash at end of period	$322,933	$315,353	$386,193
Supplemental disclosures of cash flow information:
Interest paid	$14,626	$19,690	$16,730
Operating lease right-of-use asset obtained in exchange for operating lease liability	23,869	—	7,802
Finance lease right-of-use asset obtained in exchange for finance lease liability	4,510	5,355	—
Decrease in operating lease right-of-use asset due to lease modification	5,349	—	—
Decrease in operating lease liability due to lease modification	7,599	—	—
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	—	—	1,635

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines for people living with central nervous system (“CNS”) conditions. Axsome has a diverse portfolio of U.S. Food and Drug Administration (“FDA”) approved treatments for major depressive disorder, excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine, and an expansive pipeline comprised of multiple late-stage development programs addressing a broad range of serious neurological and psychiatric conditions that collectively impact over 150 million people in the United States.

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

In November 2025, the Company acquired the global rights to AZD7325 (AXS-17), a novel oral GABAA receptor α2,3 subtype-selective positive allosteric modulator (PAM), effectuated through the acquisition of all of the outstanding shares of Baergic Bio, Inc., a clinical-stage biopharmaceutical company and subsidiary of Avenue Therapeutics (Baergic). AZD7325 was originally licensed by Baergic from AstraZeneca AB. Axsome intends to evaluate AZD7325 as a potential treatment for epilepsy and plans to begin Phase 2 trial-enabling activities in 2026.

In December 2025, the Company acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx, LLC, a privately held biopharmaceutical company (DeuteRx).

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

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of December 31, 2025, the Company had an accumulated deficit of $1,306.0 million.

The Company’s primary sources of cash have been proceeds from the sales of AUVELITY, SUNOSI, and SYMBRAVO, the issuance and sale of its common stock in public offerings, and the issuance of debt. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership with third parties. The Company may continue to incur substantial operating losses even as it continues to generate revenues from its products.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, see Product Sales, net and Note 14. Revenues.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approval for SYMBRAVO in January 2025. See Note 14. Revenues for a further breakout of product sales, net.

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

Rebates - Rebates apply to: Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program. Tricare rebates to the TRICARE third-party administrator are based on the statutory calculation defined in the agreement with the Defense Health Agency. Part D and Commercial Managed Care rebates are paid based on the contracts with Pharmacy Benefit Managers (“PBMs”) and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. Allowances for rebates also include amounts due for Medicare Inflation Based Rebates resulting from the Inflation Reduction Act of 2022, which includes measures requiring manufacturers to pay rebates where price increases exceed the rate of inflation. The Company estimates these rebates and records such estimates in the same period the related product sales are recognized, resulting in a reduction to product sales as well as a component of accrued expenses and other current liabilities.

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

The Company assumed royalty and sales-based milestone commitments of Jazz to SK Biopharmaceuticals Co. Ltd. (“SK”) and Aerial Biopharma, LLC (“Aerial”). SK is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to SUNOSI excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of SUNOSI, and the Company is committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones. Additionally, the Company pays a royalty to Antecip Bioventures II LLC (“Antecip”), an entity owned by Axsome’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), Herriot Tabuteau, M.D., equal to 3.0% of AUVELITY net sales.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2025, the balance of cash and cash equivalents was $322.9 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At December 31, 2025, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of December 31, 2025, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the fiscal year ended December 31, 2025. The balance of goodwill was $12.0 million at both December 31, 2025 and 2024.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the year ended December 31, 2025.

Asset Acquisition

Acquisitions that do not qualify as a business combination are accounted for as an acquisition of an asset. The cost of the acquisition is allocated to the assets acquired and liabilities assumed. At acquisition, in process research and development projects with no alternative future use are recorded as research and development expense. Direct and incremental transaction costs are included in the cost of the acquisition. Contingent consideration obligations relating to development, regulatory and commercial milestones are not recognized at the acquisition date and instead are recorded when it is probable they will occur and can be reasonably estimated.

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

The Company categorized the fair value of contingent consideration liabilities as Level 3 within the fair value hierarchy as the estimate is based on significant unobservable inputs requiring management judgment. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions, including estimated future sales of SUNOSI in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success and discount rates. Contingent consideration liabilities are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations. See Note 7. Fair Value of Financial Instruments for further detail.

The Company estimated the fair value of contingent warrant liability using the Black-Scholes model based on key assumption and inputs. The Company utilized a probability assessment to estimate the likelihood of vesting for the remaining Hercules Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, was considered Level 3 within the fair value hierarchy. The Company accounted for warrants anticipated to be issued in the future under the Hercules Loan Agreement as liabilities and measured them at fair value using the Black-Scholes valuation model. In the second quarter of 2025, the Company derecognized the fair value of contingent warrant liability upon extinguishment of the Hercules Loan Agreement.

Accounts Receivable, net

The Company’s accounts receivable, net, arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivable typically has a standard payment term of 60 days or less and does not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. As of December 31, 2025, the Company did not have an allowance for doubtful accounts balance and did not experience any significant credit losses. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, contract services, costs incurred to third-party service providers for conducting research, preclinical and clinical studies, laboratory supplies, product license fees, consulting and other related expenses. In addition, research and development costs also include costs related to asset acquisitions involving clinical development programs that have not yet received regulatory approval. Research, preclinical and clinical study expenses are estimated based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on the Company’s behalf, including discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, accruals are adjusted accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred.

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the years ended December 31, 2025, 2024, and 2023, advertising costs were $167.1 million, $101.2 million, and $100.3 million, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2025, the Company recognized gross uncertain tax positions which have been recognized as a reduction to deferred tax assets. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

The expense related to the stock-based compensation is recorded within the same financial statement line item as the grantee’s cash compensation. The Company’s policy upon exercise of stock options, vesting of RSUs and PSUs is that the Company will issue shares as new shares drawing on the Company’s 2025 Long-Term Incentive Plan share pool that the Board adopted in April 2025 and the stockholders approved in June 2025. In addition, the Company accounts for equity award forfeitures as they occur.

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2025 and 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this standard as of January 1, 2025. See Note 18. Income Taxes for further information.

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

Note 3. Accounts Receivable, net

Accounts receivable, net, consisted of the following:

	December 31, 2025	December 31, 2024
Trade receivables	$246,674	$155,505
Less: Reserves for variable consideration	(22,210)	(13,504)
Accounts receivable, net	$224,464	$142,001

Note 4. Inventory

Inventory consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$10,377	$9,541
Work in process	17,836	7,723
Finished goods	11,280	8,986
Total	$39,493	$26,250

There were no material inventory reserves or write downs of any excess and obsolete inventory as of December 31, 2025. Non-current inventory, which consists of raw materials and work in process inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	December 31, 2025	December 31, 2024
Balance sheet classification
Inventories, net	$27,938	$15,732
Non-current inventory and other assets	11,555	10,518
Total	$39,493	$26,250

Note 5. Goodwill

The following table provides the Company’s carrying amount of goodwill as of December 31, 2025.

Goodwill
Balance at December 31, 2024	$12,042
Additions/adjustments	—
Balance at December 31, 2025	$12,042

Note 6. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2024
Finite-lived intangible asset	$63,800	$16,906	$46,894	8-years
Balance at December 31, 2025
Finite-lived intangible asset	$63,800	$23,281	$40,519	7-years

Based on the finite-lived intangible asset recorded as of December 31, 2025, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2026	$6,375
2027	6,375
2028	6,392
2029	6,375
2030	6,375
Thereafter	8,627
Total	$40,519

Note 7. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of SUNOSI to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $10.0 million and non-current contingent consideration liability of $77.5 million in the consolidated balance sheet as of December 31, 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$173,111	$—	$—	$173,111
Liabilities:
Contingent consideration	$—	$—	$87,552	$87,552

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$244,097	$—	$—	$244,097
Liabilities:
Contingent consideration	$—	$—	$99,965	$99,965

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at December 31, 2025. Changes in fair value of the contingent consideration liabilities as of December 31, 2025 are as follows:

Contingent consideration
Balance at December 31, 2024	$99,965
Adjustment to fair value	(2,473)
Payments	(9,940)
Balance at December 31, 2025 (Level 3)	$87,552

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of December 31, 2025	As of December 31, 2024
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	14.9%	12.0%
		Revenue discount rate	17.2% - 20.2%	17.6% - 20.6%

The Company’s fair value measurement of contingent consideration liabilities has been classified as Level 3 as its valuation requires substantial judgment and estimation of factors which requires use of unobservable inputs. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions including estimated future sales of SUNOSI in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. If significant changes are made to one or more of these assumptions, the estimated fair value of contingent consideration liabilities may result in a significantly higher or lower fair value measurement.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued research and development	$8,654	$14,431
Accrued compensation	36,938	28,225
Accrued selling, general, and administrative	26,423	17,498
Accrued sales discounts, rebates, and allowances	150,247	73,952
Accrued royalties	7,902	9,958
Accrued interest	43	1,542
Accrued taxes	101	960
Finance lease liability, current	2,545	1,421
Total	$232,853	$147,987

Note 9. Loan and Security Agreement

Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.

For the purposes of this Note 9, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Blackstone Loan Agreement (as defined below).

On May 8, 2025 (the “Closing Date”), the Company entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to the Company on the Closing Date, (ii) a $180.0 million senior secured term loan available to the Company at its option, of which $90.0 million is available until May 31, 2026, and the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”), and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at the Company’s option (the “Revolver” and, together with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits the Company, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full the Company’s obligations under the Hercules Loan Agreement (as defined below). As of December 31, 2025, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In January 2026, the Company repaid the entire outstanding balance as of December 31, 2025, under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for the year ended December 31, 2025. The Revolver bears interest at SOFR plus a margin of 4.00%. If an Event of Default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 7.67% as of December 31, 2025. The Loans mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of December 31, 2025, the remaining unamortized balance of deferred assets was $1.0 million.

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

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among us, Antecip, a related party, and Hercules Capital, Inc. (“Hercules”) that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of our Hercules loan obligations in full on May 8, 2025.

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement for a term loan with Hercules, a Maryland corporation, in its capacity as administrative agent and collateral agent, and as a lender, and the other financial institutions that from time to time act as lenders (the “Hercules Loan Agreement”, as amended).

Borrowings under the Hercules Loan Agreement bore interest at a rate equal to: (a) if the prime rate was greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate was less than 7.00%, 9.70%. In addition, the Company was required to pay certain end of term charges, including (A) an initial end of term charge of $4.45 million and (B) a subsequent end of term charge of (i) 1.10% of the aggregate amount of all Tranche 1A Advances plus (ii) 4.95% of the aggregate amount of all term loan advances (other than Tranche 1A Advances) funded minus (iii) any charges paid by the Borrower to Hercules related to partial prepayments of the outstanding Secured Obligations. The end of term charges were accreted into interest expense using the effective interest rate method over the term of the loan. If certain maturity extension conditions were satisfied, the Company was required to pay an extension end of term charge equal to 1.00% of the aggregate amount of all Term Loan Advances outstanding as of the date on which the maturity extension conditions were satisfied, in addition to the end of term charges described above. The Company could, at its option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the Advance amount prepaid if the prepayment occurred prior to February 1, 2024, (ii) 1.5% of the Advance amount prepaid if the prepayment occurred on or after February 1, 2024 but prior to February 1, 2025, and (iii) 1.0% of the Advance amount prepaid if the prepayment occurred on or after February 1, 2025 but prior to February 1, 2026.

Debt issuance costs and the value of warrants issued in connection with the Hercules Loan Agreement were recorded as a debt discount and amortized to interest expense using the effective interest method over the expected term of the borrowing.

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of approximately $10.4 million in the Company’s consolidated statement of operations. As of December 31, 2025, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	December 31, 2025	December 31, 2024
Total outstanding debt, long-term	$120,000	$180,000
Add: accreted final payment fee	—	4,085
Less: unamortized debt discount, long-term	(2,254)	(3,375)
Loan payable, long-term	$117,746	$180,710

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Year ended December 31,
	2025	2024	2023
Interest expense	$14,058	$19,254	$17,514
Amortization of final payment fee	527	1,475	1,197
Amortization of debt discount related issuance costs and warrants	776	1,165	1,324

Scheduled principal payments on outstanding debt, long-term, as of December 31, 2025, are as follows:

2026	$—
2027	—
2028	—
2029	—
2030	120,000
Thereafter	—
Total principal payments outstanding	$120,000

Note 10. Commitments and Contingencies

Leases

In February 2023, the Company entered into a Sublease for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of December 31, 2025, the remaining lease term for the Company’s operating lease was 5.3 years with the discount rate of 7.12%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the year ended December 31, 2025, the Company recognized a right-of-use asset and lease liability, both, of $4.5 million in connection to this lease. As of December 31, 2025, right-of-use asset and lease liability related to the finance lease were $6.6 million and $6.8 million, respectively, and the weighted average remaining lease term was 2.8 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Year ended December 31,
	2025	2024	2023
Operating lease expense	$4,740	$2,331	$2,173
Finance lease expense:
Amortization of right-of-use assets	2,186	1,034	—
Interest on lease liabilities	568	320	—

Future minimum lease payments of the Company’s leases as of December 31, 2025, were as follows:

	Operating lease	Finance lease
2026	$2,028	$3,056
2027	4,791	2,557
2028	4,807	1,726
2029	11,284	294
2030	5,032	—
Thereafter	1,285	—
Total lease payments	29,227	7,633
Less: imputed interest	(5,611)	(882)
Present value of lease liabilities	$23,616	$6,751

Legal Proceedings

The Company may be involved in various claims, litigation and legal proceedings from time to time. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. Because of uncertainties related to claims, litigation and legal proceedings, accruals are based on the Company’s best estimates based on available information. The Company records accruals for outstanding legal matters if a matter is both probable to result in material liability and the amount of loss or a range of possible loss can be reasonably estimated. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability.

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York, or the SDNY District Court, against the Company and certain of its current and former officers and one director, which the Company refers to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s chemistry manufacturing and controls practices, and its NDA with the FDA, with respect to one of its then product candidates, AXS-07, now SYMBRAVO. The named plaintiff sought unspecified damages, fees, interest, and costs. On August 11, 2022, the SDNY District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the SDNY District Court granted defendants’ motion to dismiss the amended complaint.

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, the defendants moved to dismiss the second amended complaint. On March 31, 2025, the SDNY District Court entered an order granting in part and denying in part defendants’ motions to dismiss, dismissing plaintiffs’ claims against three of Axsome’s current and former officers and allowing the claims against the Company and two current officers to proceed. On October 27, 2025, the SDNY District Court preliminarily approved the terms of a settlement resolving the Securities Class Action. On February 10, 2026, the SDNY District Court conducted a hearing on plaintiffs’ motion for final approval of the settlement and the parties are awaiting the Court’s decision.

Stockholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The SDNY derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and were stayed pending further proceedings in the Securities Class Action. On November 25, 2025, the plaintiffs filed an amended complaint. On February 13, 2026, the defendants moved to dismiss the amended complaint. The plaintiffs’ deadline to respond to the motion to dismiss is March 9, 2026.

On September 23, 2025, John Wickstrom filed a stockholder derivative complaint captioned Wickstrom v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On September 29, 2025, John Gildea filed a stockholder derivative complaint captioned Gildea v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The Delaware derivative complaints arise out of similar allegations as those made in the Securities Class Action and the SDNY derivative action. The plaintiffs assert claims for breach of fiduciary duties, unjust enrichment, and corporate waste against all of the defendants. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. On November 6, 2025, the court consolidated the actions and designated the complaint in the Wickstrom action as the operative complaint. On February 2, 2026, the defendants moved to dismiss the complaint. The plaintiffs’ deadline to respond to the motion to dismiss is March 19, 2026.

SUNOSI Paragraph IV Litigation

On September 13, 2023, the Company commenced a patent infringement action against Hikma Pharmaceuticals USA, Inc. (“Hikma”) and five other drug companies relating to each defendant’s ANDA for SUNOSI. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-cv-20354 in the U.S. District Court for the District of New Jersey, or the NJ District Court. The Company commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025, January 29, 2025, May 1, 2025, August 15, 2025, November 12, 2025, and November 14, 2025. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-cv-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No. 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:25-cv-00643; Axsome Malta Ltd. et al v. Hetero USA Inc. et al. No. 2-25-cv-00801; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-25-cv-03721; Axsome Malta Ltd. et al v. Alkem Laboratories Ltd. No. 2-25-cv-14694; Axsome Malta Ltd. et al v. Alkem Laboratories Ltd. No. 2-25-cv-17395; and Axsome Malta Ltd. et al. v. Aurobindo Pharma USA, Inc. et al. 2-25-cv-17592, respectively, all of which were filed in the NJ District Court.

On June 4, 2024, Axsome and Axsome Malta Ltd. (the “Malta Subsidiary”) entered into a settlement agreement with Unichem Laboratories Ltd. (“Unichem”) under which agreement Unichem agreed not to launch its generic solriamfetol product until June 30, 2042, or earlier under certain circumstances. On August 21, 2024, Axsome and the Malta Subsidiary reached an agreement to dismiss the actions pending against Sandoz Inc. On September 25, 2024, Hikma filed a petition for Inter Partes Review of U.S. Patent No. 11,560,354 before the United States Patent and Trademark Office’s Patent Trial and Appeal Board. That petition was captioned Hikma Pharmaceuticals USA Inc. f/k/a West-Ward Pharmaceuticals Corp. v. Axsome Malta Ltd. IPR2024-01418. On March 2, 2025, Axsome and the Malta Subsidiary entered into a settlement agreement with Hikma under which agreement Hikma agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for SUNOSI, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. On March 6, 2025 the Malta Subsidiary and Hikma jointly requested that the PTAB dismiss IPR2024-01418. That request was granted on March 12, 2025. On May 21, 2025, Axsome and the Malta Subsidiary entered into a settlement with Hetero USA, Inc., Hetero Labs Limited Unit-V, and Hetero Labs Ltd. (collectively, “Hetero”) under which agreement Hetero agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for SUNOSI, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. On February 13, 2026, Axsome and the Malta Subsidiary entered into a settlement with Alkem Laboratories Ltd. (“Alkem”) under which agreement Alkem agreed not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for SUNOSI, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. All other actions remain pending and are in fact discovery.

SYMBRAVO Paragraph IV Litigation

On September 26, 2025, the Company commenced a patent infringement action against Apotex Inc. relating to Apotex’s ANDA for SYMBRAVO. This action is captioned Axsome Therapeutics, Inc. v. Apotex, Inc., No. 1:25-cv-16038 in the NJ District Court. The Court has not yet set a schedule for the action.

The Company believes that its assertions in pending legal proceedings have merit and does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on its financial position. As of December 31, 2025, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were both probable and reasonably estimable.

Note 11. Stockholders’ Equity

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

Under the March 2022 Sales Agreement, for the three months ended December 31, 2025, the Company received approximately $5.7 million in gross proceeds through the sale of 39,694 shares, of which net proceeds were approximately $5.6 million. For the year ended December 31, 2025, the Company received approximately $52.9 million in gross proceeds through the sale of 451,176 shares, of which net proceeds were approximately $51.9 million under the March 2022 Sales Agreement.

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

Blackstone Securities Purchase Agreement

In May 2025, the Company entered into a securities purchase agreement with Blackstone, and its affiliates, for the private placement (the “Private Placement”) of an aggregate of 140,000 shares of the Company’s common stock, at a purchase price of $107.14 per share. Gross proceeds from the Private Placement were approximately $15.0 million. The closing of the Private Placement occurred contemporaneously with the closing of the Blackstone Loan Agreement.

Shelf Registration Statement

On November 3, 2025, the Company filed an automatic shelf registration statement (the “2025 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration.

Under SEC rules, the 2025 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings of an unlimited amount of the Company’s common stock, preferred stock, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plan

In October 2015, the Board adopted the 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) and the Company’s stockholders approved the 2015 Plan in November 2015. In April 2025, the Board adopted the Company’s 2025 Long-Term Incentive Plan (“2025 Plan”) and the Company’s stockholders approved the 2025 Plan in June 2025. The Company will make all future equity awards from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of December 31, 2025, there were 2,560,212 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of December 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	8,439,121	$46.72
Granted	390,395	125.20
Exercised	(1,498,360)	37.40
Forfeited/Canceled	(296,878)	72.49
Outstanding at December 31, 2025	7,034,278	$51.98	5.9	$919,114
Vested and expected to vest at December 31, 2025	7,034,278	$51.98	5.9	$919,114
Exercisable at December 31, 2025	5,310,522	$42.30	5.2	$745,283

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited option exercise history due to its short operating history. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In prior years, expected volatility was based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. Currently, expected volatility is based on historical volatility information of the Company’s common stock since the Company’s initial public offering in 2015.

The relevant data used to determine the value of the stock option grants is as follows:

Black-Scholes option valuation assumptions	2025	2024	2023
Risk-free interest rates	3.65 - 4.61%	3.51 - 4.62%	3.34 - 4.88%
Dividend yield	—	—	—
Volatility	75 - 90%	81 - 93%	93 - 99%
Weighted average expected term	5.0 - 6.11 years	5.0 - 6.11 years	5.0 - 6.11 years

The weighted average grant date fair value of options granted was $89.06, $64.88, and $53.07 per option for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $99.1 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of December 31, 2025, total compensation cost not yet recognized related to nonvested RSUs was $71.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. The intrinsic value of RSUs lapsed during the years ended December 31, 2025, 2024 and 2023 was $20.0 million, $10.3 million, and $4.9 million, respectively.

The following table sets forth the RSU activity for the year ended December 31, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	906,944	$59.48
Granted	512,767	122.68
Vested	(321,470)	52.23
Forfeited	(85,432)	93.20
Nonvested at December 31, 2025	1,012,809	$90.93

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of the PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets. The actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of December 31, 2025, total compensation cost not yet recognized related to nonvested PSUs was $4.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table sets forth the PSU activity for the year ended December 31, 2025:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	—	$—
Granted	64,281	94.39
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	64,281	$94.39

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

During the year ended December 31, 2025, 59,607 common shares have been purchased and issued pursuant to the ESPP, and $2.2 million of expense was recorded. During the year ended December 31, 2024, 52,368 common shares have been purchased and issued pursuant to the ESPP, and $1.6 million of expense was recorded. During the year ended December 31, 2023, no shares of common stock were purchased pursuant to the ESPP, and $1.1 million of expense was recorded.

Stock-based Compensation Expense

Stock‑based compensation expense recognized was as follows:

	Year ended December 31,
	2025	2024	2023
Research and development	$26,828	$21,417	$14,080
Selling, general and administrative	66,924	63,801	48,540
Total	$93,752	$85,218	$62,620

Stock-based compensation expense capitalized into inventory totaled $1.5 million, $1.3 million, and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 12. Warrants

The following table summarizes warrant activity for the years ended December 31, 2025, 2024, and 2023:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2022	50,796	$46.75
Issued	28,424	74.75
Exercised	—	—
Outstanding at December 31, 2023	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2024	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2025	79,220	$56.80

Outstanding Warrants

In connection with the entry into the Third Amendment to the Hercules Loan Agreement, which the Company entered into in January 2023, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $55.01 per share, and in connection with the draw down of the Tranche 1C Advance, Hercules received warrants to purchase 9,700 shares of the Company’s common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (the “2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (the “2020 warrants”).

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

The initial fair value of warrants outstanding was estimated using the Black‑Scholes option pricing model with the following assumptions:

Black-Scholes option valuation assumptions	2023 warrants	2022 warrants	2020 warrants
Risk-free interest rate	3.6 - 3.9%	3.1%	0.5%
Dividend yield	—	—	—
Volatility	92 - 95%	94%	88%
Weighted average contractual term	7 years	7 years	7 years

Note 13. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2025	2024	2023
Basic and diluted net loss per common share:
Net loss	$(183,174)	$(287,216)	$(239,238)
Weighted average common shares outstanding—basic and diluted	49,747,178	47,914,253	45,425,212
Net loss per common share—basic and diluted	$(3.68)	$(5.99)	$(5.27)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024	2023
Stock options	7,034,278	8,439,121	8,462,294
Restricted stock units	1,507,374	906,944	804,150
Performance stock units	64,281	—	—
Warrants	79,220	79,220	79,220
ESPP	79,525	64,886	56,760
Total	8,764,678	9,490,171	9,402,424

Note 14. Revenues

The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States through the Distributors. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the year ended December 31, 2025, the Company’s three largest customers represented approximately 35%, 31%, and 25% of the Company’s gross product sales.

License revenue consists of the recognition of the upfront payment the Company received from Pharmanovia in February 2023, royalty revenue related to the sales of SUNOSI by Pharmanovia in certain ex-U.S. markets, and a milestone revenue of $0.5 million related to an achievement of a regulatory milestone in China for SUNOSI from SK recorded in the fourth quarter of 2024.

The following table presents a summary of total revenues by product:

	Year ended December 31,
	2025	2024	2023
Product sales, net
Auvelity	$507,093	$291,378	$130,072
Sunosi	120,093	90,299	72,388
Symbravo	6,610	—	—
Total product sales, net	633,796	381,677	202,460
Sunosi license revenue	—	—	65,735
Sunosi royalty and milestone revenue	4,700	4,016	2,405
Total revenues	$638,496	$385,693	$270,600

The following table presents a summary of total revenues by geographic location:

	Year ended December 31,
	2025	2024	2023
Product sales, net
United States	$628,617	$378,159	$197,224
Outside of the United States	5,179	3,518	5,236
Total product sales, net	633,796	381,677	202,460
License revenue
Outside of the United States	—	—	65,735
Royalty and milestone revenue
Outside of the United States	4,700	4,016	2,405
Total revenues	$638,496	$385,693	$270,600

For the year ended December 31, 2025, product sales, net, include adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.0 million for AUVELITY and $0.9 million for SUNOSI. For the year ended December 31, 2024, product sales, net, include adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $0.8 million for AUVELITY and $0.6 million for SUNOSI.

Note 15. License Agreements

License Agreement with Pharmanovia

In February 2023, Axsome Malta, a Malta limited company and a wholly owned subsidiary of the Company, entered into an exclusive license agreement with Pharmanovia (the “Pharmanovia License Agreement”) to commercialize and further develop SUNOSI in Europe and certain countries in the Middle East and North Africa (the “Territory”). Under the terms of the Pharmanovia License Agreement, the Company retains its existing interest in SUNOSI intellectual property and licenses those rights in the Territory to Pharmanovia. Pharmanovia is solely responsible for the clinical development and commercialization of SUNOSI in the Territory. The Company will continue to manufacture SUNOSI and provide product supply to Pharmanovia for an indefinite period of time, and the Company will recognize revenue as a component of product sales, net, when product is supplied to Pharmanovia.

In consideration for entering the Pharmanovia License Agreement, the Company received a non-refundable upfront payment of €62.0 million ($65.7 million). The Company also will receive a royalty percentage in the mid-twenties on SUNOSI net sales in the Territory and is eligible to receive sales-based milestone payments totaling up to €94.5 million.

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the year ended December 31, 2025, the Company recognized royalty revenue of $4.7 million related to Pharmanovia’s sales of SUNOSI. For the year ended December 31, 2024, the Company recognized royalty revenue of $3.5 million related to Pharmanovia’s sales of SUNOSI, and $0.5 million related to an achievement of a regulatory milestone in China for SUNOSI from SK in the fourth quarter of 2024. No other development or sales-based milestones were recognized during the year ended December 31, 2025.

Exclusive License Agreement with Pfizer

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. (“Pfizer”) for Pfizer’s clinical and non-clinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which the Company is developing for the treatment of narcolepsy. The agreement also provides the Company exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate referred to as AXS-14, in the U.S. for the treatment of fibromyalgia.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the years ended December 31, 2025 and 2024, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as AUVELITY) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of AUVELITY (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. The Company recorded royalty expense of $15.2 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, which equal 3.0% of net sales of AUVELITY for those respective years. This is considered to be a related party transaction.

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among us, Antecip, a related party, and Hercules that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of our Hercules loan obligations in full on May 8, 2025.

Note 16. Acquisitions

In November 2025, the Company acquired all the outstanding shares of Baergic. The acquisition provided the Company with global rights to AZD7325 (AXS-17), an oral GABAA receptor α2,3 subtype-selective PAM, originally licensed from AstraZeneca AB (AZ), for the potential treatment of epilepsy. The Company also assumed the AZD7325 license agreement between Baergic and AZ. The former Baergic shareholders and AZ are also eligible to receive contingent development, regulatory and sales-based milestone payments of up to $159.5 million and tiered low double-digit to mid-teen royalties on potential global net sales of AZD7325.

The Company accounted for the transaction as an acquisition of an asset, as substantially all the fair value of the assets acquired were concentrated in AZD7325. The Company recorded a charge of $2.3 million in research and development expense, inclusive of the shares acquired, license amendment costs, and direct transaction costs.

In December 2025, the Company acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx. DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

The Company accounted for the transaction as an acquisition of an asset, as substantially all the fair value of the assets acquired were concentrated in deuterium-stabilized S-bupropion. The Company recorded a charge of $2.6 million in research and development expense, inclusive of the upfront payment and direct transaction costs.

Note 17. Royalty Agreements

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

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to SUNOSI excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of SUNOSI, and additionally, the Company is committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones. In the fourth quarter of 2024, the Company recorded a $2.5 million expense for the achievement of a sales-based milestone related to world-wide SUNOSI sales. No other development or sales-based milestones were recognized during the year ended December 31, 2025.

Note 18. Income Taxes

The Company has elected to prospectively adopt the guidance in ASU 2023-09. A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 is as follows:

	Year ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(38,479)	21.0%
State and local income tax, net of federal income tax effect(a)	3,810	(2.1)
Foreign tax effects
Other adjustments	(79)	0.0
Malta
Other adjustments	(7,024)	3.8
Changes in valuation allowances	9,505	(5.2)
Effect of rates different than statutory	11,009	(6.0)
Tax credits
Other	589	(0.3)
R&D tax credit	2,030	(1.1)
Changes in valuation allowances	17,941	(9.8)
Nontaxable or nondeductible items
Other	(364)	0.2
Meals & entertainment expense	2,098	(1.1)
162(m) Limitation	16,714	(9.1)
Debt extinguishment loss	2,181	(1.2)
Stock based compensation	(19,963)	10.9
Other	(498)	0.3
Total tax benefit	$(530)	0.3%
(a)
Texas make up the majority (more than 50 percent) of the tax effect in this category.

A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

	December 31, 2024	December 31, 2023
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	2.2	2.6
Foreign Rate Differential	(6.3)	(1.8)
Stock based compensation - Excess tax benefit	1.3	0.7
162(m) Limitation	(1.1)	(1.4)
Other permanent differences	(0.6)	(0.4)
Tax credit	2.8	1.9
Deferred tax adjustment	0.5	0.0
GILTI	—	(2.0)
Change in valuation allowance	(19.8)	(21.0)
Effective tax rate	—%	(0.4)%

Income taxes paid (net of refunds received) for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 are as follows:

Year ended December 31, 2025
Federal	$—
State	(180)
Foreign	—
Total	$(180)

The components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net federal operating loss carryforward	$121,365	$120,149
Net foreign operating loss carryforward	14,064	4,830
Net state operating loss carryforward	38,770	37,828
Non-cash compensation	35,682	30,734
Research and development credits	24,717	27,409
Interest expense	5,692	3,458
Charitable contribution	4	4
COGS: Additional Section 263A costs	899	—
471 adjustment	317	—
Intangible asset	5,349	5,547
Accrued expenses	8,676	9,180
Section 174 capitalization	60,203	42,343
Fixed assets	65	43
Lease liability	7,443	3,045
Deferred tax asset, excluding valuation allowance	323,246	284,570
Deferred tax liabilities:
481(a) adjustment	(361)	—
Lease asset	(6,741)	(2,413)
Deferred tax liability, excluding valuation allowance	(7,102)	(2,413)

Less valuation allowance	(316,110)	(282,157)
Net deferred tax assets	$34	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses and forecast of future losses, the Company provided a valuation allowance against substantially all of the deferred tax assets in the U.S. and Malta. The valuation allowance increased by $34.0 million, $58.7 million and $39.0 million, in 2025, 2024 and 2023, respectively, as a result of the increase of the deferred tax assets.

As of December 31, 2025, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $577.9 million and foreign NOL carryforwards of $281.3 million. U.S. federal NOLs amounting to $59.8 million generated before the 2018 tax year will start expiring beginning 2032, and the NOLs of approximately $518.1 million generated in 2018 and later have an indefinite carryforward period. The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities.

For the year ended December 31, 2025, the Company recorded $0.5 million of income tax benefit due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during the year. For the year ended December 31, 2024, the Company recorded $0.1 million of income tax expense due to state taxes. There was no income tax expense or benefit recorded by the Company in any other jurisdiction due to its net loss tax position and the valuation allowance recorded against its deferred tax assets during the years ended December 31, 2025, 2024, and 2023.

The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. The Company is currently under examination by the IRS for the Company’s 2021 U.S. income tax return. The audit is nearing completion, and the Company expects a resolution in the near term. As a result of the audit, the Company recorded gross uncertain tax positions totaling $3.3 million, which have been recognized as a reduction of deferred tax assets. The Company is not currently under examination at the state level. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. ASC 740 requires that tax effects of an uncertain tax position be recognized only if it is “more likely than not” to be sustained by the taxing authority as of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2025	2024	2023
Balance of unrecognized tax benefits at beginning of year	$—	$—	$—
Additions based on tax positions related to the current period	—	—	—
Additions for tax positions of prior periods	3,267	—	—
Reductions for tax positions of prior periods	—	—	—
Release due to expiration of statute of limitations	—	—	—
Balance of unrecognized tax benefits at end of year	$3,267	$—	$—

Amounts included in the balance of unrecognized tax benefits as of December 31, 2025, if recognized, would not affect the effective tax rate upon recognition.

The Company has elected to account for Global Intangible Low-Taxed Income (GILTI) in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its consolidated financial statements.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company did not record material tax impacts from the legislation on its consolidated financial statements.

Note 19. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $15.2 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, which equal 3.0% of net sales for those respective years.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 15. License Agreements for further information regarding the license agreements.

Note 20. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, which is the business of developing and delivering novel therapies for the management of CNS disorders. The Company’s focus centers around the CNS disorders market as its primary operating environment. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis. This decision-making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2025	2024	2023
Total revenues	$638,496	$385,693	$270,600
Less:
Cost of revenue (excluding amortization and depreciation)	47,478	33,303	26,065
Research and development expense (excluding stock-based compensation expense):
Solriamfetol	42,106	53,678	18,232
AXS-05	55,312	62,877	34,011
AXS-07	21,421	15,587	8,101
AXS-12	8,482	9,362	10,431
AXS-14	8,485	11,881	7,091
Other research and development(a)	20,645	12,274	5,998
General and administrative expense (excluding stock-based compensation expense)	63,273	54,204	37,355
Selling and marketing expense (excluding stock-based compensation expense)	440,402	293,355	237,228
Stock based compensation expense	93,752	85,218	62,620
Loss (Gain) in fair value of contingent consideration	(2,473)	28,124	48,918
Interest expense, net(b)	6,557	6,569	6,453
Other segment items(c)	16,230	6,477	7,335
Segment net loss	$(183,174)	$(287,216)	$(239,238)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(183,174)	$(287,216)	$(239,238)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)
Interest expense, net of $6,557 for the year ended December 31, 2025 comprises (i) consolidated interest expense of $15,928 and (ii) consolidated interest income of $9,371. Interest expense, net of $6,569 for the year ended December 31, 2024 comprises (i) consolidated interest expense of $21,581 and (ii) consolidated interest income of $15,012. Interest expense, net of $6,453 for the year ended December 31, 2023 comprises (i) consolidated interest expense of $20,034 and (ii) consolidated interest income of $13,581.
(c)
Other segment items included in Segment net loss include intangible asset amortization, loss on debt extinguishment, costs related to asset acquisitions, and other miscellaneous items.

See Note 2. Summary of Significant Accounting Policies for further details on the products from which the Company derives its revenues.

See Note 14. Revenues for details of revenue from external customers by geography.

Note 21. Subsequent Events

On February 17, 2026, the Company announced that it had entered into a settlement agreement with Alkem Laboratories Ltd. (Alkem) to resolve the outstanding litigation between the parties relating to SUNOSI. Under the terms of the settlement agreement, the Company will grant Alkem a license to sell its generic version of SUNOSI beginning on or after September 1, 2040, if pediatric exclusivity is granted for SUNOSI, or on or after March 1, 2040, if no pediatric exclusivity is granted, subject to FDA approval and conditions and exceptions customary for agreements of this type.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference, Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-37635), filed November 24, 2015).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference, Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-37635), filed November 24, 2015).

4.1

Specimen Certificate evidencing shares of Company’s common stock (Incorporated by reference, Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333‑207393), filed October 30, 2015).

4.2

Warrant Agreement, dated September 25, 2020, by and between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2020).

4.3	Description of Securities (Incorporated by reference, Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed March 12, 2020).

4.4

Form of Warrant Agreement, dated May 9, 2022, between Axsome Therapeutics, Inc. and Hercules Capital, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2022).

4.5	Form of Indenture (Incorporated by reference, Exhibit 4.7 to the Company's Registration Statement on Form S-3 (No. 333-291228), filed November 3, 2025).

10.1+	Axsome Therapeutics, Inc. Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed February 23, 2024).

10.2+

Axsome Therapeutics, Inc. Form of Stock Option Agreement pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-208579) filed December 16, 2015).

10.3+

Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Non-Executives) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-238174), filed May 11, 2020).

10.4+

Axsome Therapeutics, Inc. Form of Restricted Stock Unit Agreement (Executives and Non-Employee Directors) pursuant to the Amended and Restated 2015 Omnibus Incentive Compensation Plan (Incorporated by reference, Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-238174), filed May 11, 2020).

10.5+	Axsome Therapeutics, Inc. 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.6+

Axsome Therapeutics, Inc. Form of Standard Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.7+

Axsome Therapeutics, Inc. Form of Director Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.8+

Axsome Therapeutics, Inc. Form of Executive Deferral Restricted Stock Units Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.9+

Axsome Therapeutics, Inc. Form of Standard Nonstatutory Stock Option Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.10+

Axsome Therapeutics, Inc. Form of Director Nonstatutory Stock Option Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.11+

Axsome Therapeutics, Inc. Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2025 Long-Term Incentive Plan (Incorporated by reference, Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.12+	Axsome Therapeutics, Inc. 2023 Employee Stock Purchase Plan (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2023).

10.13++

License Agreement, dated January 12, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-207393), filed October 13, 2015).

10.14++

License Agreement, dated April 17, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-207393), filed October 13, 2015).

10.15++

License Agreement, dated June 6, 2012, by and between the Company and Antecip Bioventures II LLC, as modified by the First Amendment to License Agreement, dated August 21, 2015, by and between the Company and Antecip Bioventures II LLC (Incorporated by reference, Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-207393), filed October 13, 2015).

10.16+

Consulting Agreement, dated April 13, 2012, by and between the Company and Mark Coleman, M.D., as modified by the First Amendment to Consulting Agreement, dated June 2, 2014, by and between the Company and Mark Coleman, M.D (Incorporated by reference, Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-207393), filed October 13, 2015).

10.17

Form of Purchase Agreement, dated November 30, 2017, among Axsome Therapeutics, Inc. and the purchasers thereunder (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4, 2017).

10.18+	Nick Pizzie Offer Letter, dated April 16, 2018 (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2018).

10.19

Form of Purchase Agreement, dated September 27, 2018, by and among the Company and the investors party thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018).

10.20+++	License Agreement, dated January 10, 2020, by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 12 2020).

10.21	Share Transfer Agreement by and between the Company and Pfizer Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2020).

10.22+++

Loan Agreement, dated May 8, 2025, by and among Axsome Therapeutics, Inc., certain subsidiaries of Axsome Therapeutics, Inc. from time to time party thereto, Wilmington Trust, National Association, as agent, Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C., as Blackstone Representative, and the lenders from time to time party thereto (Incorporated by reference, Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.23+++

Securities Purchase Agreement, dated May 8, 2025, by and among Axsome Therapeutics, Inc., Axis Aggregator, L.P., Blackstone Private Credit Fund and Blackstone Secured Lending Fund (Incorporated by reference, Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2025).

10.24+++

Direct Agreement, dated May 8, 2025, by and among Axsome Therapeutics, Inc., Antecip Bioventures II LLC, and Wilmington Trust, National Association (Incorporated by reference, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2025).

10.25+++

Asset Purchase Agreement, dated March 25, 2022, between Jazz Pharmaceuticals plc and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2022).

10.26+++

License Agreement, dated February 21, 2023, by and between Axsome Malta Ltd. and Atnahs Pharma UK Limited (Incorporated by reference, Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

10.27+++

Sublease, dated February 21, 2023, between Advance Magazine Publishers d/b/a Condé Nast and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2023).

10.28+++

Amendment to Sublease, dated January 17, 2025, between Advance Magazine Publishers Inc. d/b/a Condé Nast and Axsome Therapeutics, Inc. (Incorporated by reference, Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 5, 2025).

19.1	Axsome Therapeutics, Inc. Insider Trading Policy (Incorporated by reference, Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed February 18, 2025).

21.1**	Subsidiaries of the Company.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Axsome Therapeutics, Inc. Dodd-Frank Clawback Policy (Incorporated by reference, Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 23, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2026.

AXSOME THERAPEUTICS, INC.

By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Herriot Tabuteau, M.D. Herriot Tabuteau, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2026

/s/ Nick Pizzie Nick Pizzie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2026

/s/ Roger Jeffs, Ph.D. Roger Jeffs, Ph.D.	Director	February 23, 2026

/s/ Mark Coleman, M.D. Mark Coleman, M.D.	Director	February 23, 2026

/s/ Mark Saad Mark Saad	Director	February 23, 2026

/s/ Susan Mahony, Ph.D., M.B.A. Susan Mahony, Ph.D., M.B.A.	Director	February 23, 2026