Form 10-Q
period 2026-03-31
Axsome Therapeutics, Inc.
filed 2026-05-04
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 51,459,766 shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 27, 2026.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$305,106	$322,933
Accounts receivable, net	251,062	224,464
Inventories, net	31,515	27,938
Prepaid and other current assets	23,523	13,651
Total current assets	611,206	588,986
Equipment, net	567	562
Right-of-use asset - operating lease	20,014	20,858
Goodwill	12,042	12,042
Intangible asset, net	38,947	40,519
Non-current inventory and other assets	30,831	26,838
Total assets	$713,607	$689,805
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$106,702	$65,537
Accrued expenses and other current liabilities	250,731	232,853
Operating lease liability, current portion	628	434
Contingent consideration, current	11,150	10,012
Short-term borrowings	70,000	70,000
Total current liabilities	439,211	378,836
Contingent consideration, non-current	73,730	77,540
Loan payable, long-term	117,850	117,746
Operating lease liability, long-term	22,385	23,182
Finance lease liability, long-term	5,844	4,206
Total liabilities	659,020	601,510
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 51,420,445 and 50,882,766 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	5	5
Additional paid-in capital	1,425,085	1,394,251
Accumulated deficit	(1,370,503)	(1,305,961)
Total stockholders’ equity	54,587	88,295
Total liabilities and stockholders’ equity	$713,607	$689,805

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenues:
Product sales, net	$189,400	$120,358
Royalty revenue and milestone revenue	1,803	1,105
Total revenues	191,203	121,463
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	14,725	9,789
Research and development	52,677	44,785
Selling, general and administrative	184,996	120,787
Loss in fair value of contingent consideration	590	1,512
Intangible asset amortization	1,572	1,572
Total operating expenses	254,560	178,445
Loss from operations	(63,357)	(56,982)
Interest expense, net	(1,185)	(2,431)
Loss before income taxes	(64,542)	(59,413)
Income tax expense	—	—
Net loss	$(64,542)	$(59,413)
Net loss per common share, basic and diluted	$(1.26)	$(1.22)
Weighted average common shares outstanding, basic and diluted	51,198,349	48,871,163

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	5	1,235,400	(1,182,200)	53,205
Balance at December 31, 2025	50,882,766	5	1,394,251	(1,305,961)	88,295
Stock-based compensation	—	—	23,906	—	23,906
Issuance of common stock upon exercise of options	412,310	—	9,981	—	9,981
Issuance of common stock upon vesting of RSUs	89,567	—	—	—	—
Issuance of common stock upon financing	35,802	—	6,248	—	6,248
Shares tendered for withholding taxes	—	—	(9,301)	—	(9,301)
Net loss	—	—	—	(64,542)	(64,542)
Balance at March 31, 2026	51,420,445	$5	$1,425,085	$(1,370,503)	$54,587

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(64,542)	$(59,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,438	23,308
Amortization of intangible asset	1,572	1,572
Amortization of debt discount	159	667
Depreciation	116	149
Loss in fair value of contingent consideration	590	1,512
Gain from lease modification	—	(2,250)
Non-cash lease expense	844	609
Right-of-use asset amortization for finance lease	679	412
Changes in operating assets and liabilities:
Accounts receivable, net	(26,598)	(19,396)
Inventories, net	(3,110)	(249)
Prepaid expenses and other current assets	(9,872)	(4,029)
Non-current inventory and other assets	(1,762)	(955)
Accounts payable	41,165	13,662
Accrued expenses and other current liabilities	17,229	818
Operating lease liability	(608)	208
Net cash used in operating activities	(20,700)	(43,375)
Cash flows from investing activities
Purchases of equipment	(121)	(338)
Net cash used in investing activities	(121)	(338)
Cash flows from financing activities
Proceeds from draw down of debt	70,000	—
Repayment of debt	(70,000)	—
Payments on principal portion of finance lease obligation	(672)	(401)
Proceeds from issuance of common stock upon financing	6,343	19,650
Cash paid for common stock issuance costs	(95)	(393)
Proceeds from issuance of common stock upon exercise of options	9,981	17,035
Payment of contingent consideration	(3,262)	(2,285)
Payments of tax withholdings on stock awards	(9,301)	(4,336)
Net cash provided by financing activities	2,994	29,270
Net decrease in cash	(17,827)	(14,443)
Cash at beginning of period	322,933	315,353
Cash at end of period	$305,106	$300,910
Supplemental disclosures of cash flow information:
Interest paid	$2,932	$4,590
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	23,869
Finance lease right-of-use asset obtained in exchange for finance lease liability	3,433	1,532
Decrease in operating lease right-of-use asset due to lease modification	—	5,349
Decrease in operating lease liability due to lease modification	—	7,599

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines to improve the brain health of individuals living with central nervous system (“CNS”) conditions. Axsome has a broad and diverse commercial portfolio of four U.S. Food and Drug Administration (“FDA”) approved treatments for major depressive disorder, agitation associated with dementia due to Alzheimer’s disease, excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine. Additionally, Axsome is advancing a deep pipeline of numerous novel product candidates in early- to late-stage development targeting a range of serious, underserved conditions across psychiatry and neurology that collectively impact over 150 million people in the United States.

SUNOSI® is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist approved in the United States, the European Union, and Canada for the treatment of excessive daytime sleepiness in adult patients with obstructive sleep apnea or narcolepsy. SUNOSI was approved by the FDA in March 2019, by the European Commission in January 2020, and by Health Canada in May 2021. The Company acquired the U.S. rights to SUNOSI in May 2022 and, in November 2022, acquired worldwide ex-U.S. rights, excluding certain Asian markets. In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market SUNOSI in Europe and certain countries in the Middle East / North Africa.

AUVELITY® (dextromethorphan-bupropion) was developed by the Company and approved by the FDA in August 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of major depressive disorder in adults. The Company initiated the commercial availability of AUVELITY in October 2022. In April 2026, the FDA approved AUVELITY for the treatment of agitation associated with dementia due to Alzheimer’s disease.

SYMBRAVO® (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist that was developed by the Company and approved by the FDA in January 2025 for the acute treatment of migraine with or without aura in adults. The Company initiated the commercial availability of SYMBRAVO in June 2025.

In November 2025, the Company acquired global rights to AXS-17, a novel oral GABAA receptor α2,3 subtype-selective positive allosteric modulator (PAM). The Company plans to evaluate AXS-17 as a potential treatment for epilepsy. In December 2025, the Company acquired global rights to deuterium-stabilized S-bupropion. In April 2026, the Company acquired AXS-20, a selective PDE10A inhibitor. The Company plans to initially develop AXS-20 in schizophrenia and Tourette syndrome.

The Company refers herein to AUVELITY, SUNOSI, SYMBRAVO (also referred to as “AXS-07”), AXS-12, AXS-14, AXS-17, AXS-20 and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 23, 2026.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of March 31, 2026, the Company had an accumulated deficit of $1,370.5 million.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approval for SYMBRAVO in January 2025 and commenced commercial sales in June 2025. See Note 13. Revenues for a further breakout of product sales, net.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing and delivering novel therapies for the management of CNS disorders. See Note 19. Segment Information for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2026, the balance of cash and cash equivalents was $305.1 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At March 31, 2026, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of March 31, 2026, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three months ended March 31, 2026. The balance of goodwill was $12.0 million at both March 31, 2026 and December 31, 2025.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the three months ended March 31, 2026.

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

The Company estimated the fair value of contingent warrant liability using the Black-Scholes model based on key assumptions and inputs. The Company utilized a probability assessment to estimate the likelihood of vesting for the remaining Hercules Loan Agreement (as defined below) warrants and allocated the probability of occurrence percentage to the fair values calculated, and, therefore, was considered Level 3 within the fair value hierarchy. The Company accounted for warrants anticipated to be issued in the future under the Hercules Loan Agreement as liabilities and measured them at fair value using the Black-Scholes valuation model. In the second quarter of 2025, the Company derecognized the fair value of contingent warrant liability upon extinguishment of the Hercules Loan Agreement.

Accounts Receivable, net

The Company’s accounts receivable, net arise from product sales and represent amounts due from its customers. They are generally stated at the gross sales amount, less reserves resulting from trade discounts and allowances and chargebacks. Accounts receivable typically has a standard payment term of 60 days or less and does not bear interest.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. As of March 31, 2026, the Company did not have an allowance for doubtful accounts balance and did not experience any significant credit losses. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three months ended March 31, 2026 and 2025, advertising costs were $59.4 million and $27.7 million, respectively.

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

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026 and has not recorded an income tax benefit for the three months ended March 31, 2026 since it is projecting losses and has incurred year to date losses in all significant jurisdictions from which the Company does not benefit due to the full valuation allowance position against the Company’s deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of March 31, 2026, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

The Company issues restricted stock units (“RSUs”) and performance stock units (“PSUs”) in the form of Company common stock. The fair market value of these awards is based on the market closing price per share on the grant date and for certain awards that are subject to a post-vesting holding period, an illiquidity discount is also applied.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Trade receivables	$273,186	$246,674
Less: Reserves for variable consideration	(22,124)	(22,210)
Accounts receivable, net	$251,062	$224,464

Note 4. Inventory

Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$11,857	$10,377
Work in process	15,457	17,836
Finished goods	15,888	11,280
Total	$43,202	$39,493

There were no material inventory reserves or write downs of any excess and obsolete inventory as of March 31, 2026. Non-current inventory, which consists of raw materials and work in process inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	March 31, 2026	December 31, 2025
Balance sheet classification
Inventories, net	$31,515	$27,938
Non-current inventory and other assets	11,687	11,555
Total	$43,202	$39,493

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2025
Finite-lived intangible asset	$63,800	$23,281	$40,519	7-years
Balance at March 31, 2026
Finite-lived intangible asset	$63,800	$24,853	$38,947	6-years

Based on the finite-lived intangible asset recorded as of March 31, 2026, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2026	$4,803
2027	6,375
2028	6,392
2029	6,375
2030	6,375
Thereafter	8,627
Total	$38,947

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of SUNOSI to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $11.2 million and non-current contingent consideration liability of $73.7 million in the consolidated balance sheet as of March 31, 2026.

The fair value of financial instruments measured on a recurring basis is as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$184,171	$—	$—	$184,171
Liabilities:
Contingent consideration	$—	$—	$84,880	$84,880

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$173,111	$—	$—	$173,111
Liabilities:
Contingent consideration	$—	$—	$87,552	$87,552

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at March 31, 2026. Changes in fair value of the contingent consideration liabilities as of March 31, 2026 are as follows:

Contingent consideration
Balance at December 31, 2025	$87,552
Adjustment to fair value	590
Payments	(3,262)
Balance at March 31, 2026 (Level 3)	$84,880

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of March 31, 2026	As of December 31, 2025
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	15.5%	14.9%
		Revenue discount rate	17.3% - 20.3%	17.2% - 20.2%

The Company’s fair value measurement of contingent consideration liabilities has been classified as Level 3 as its valuation requires judgment and estimation of factors which requires use of unobservable inputs. The fair value of contingent consideration liabilities is estimated by using the probability weighted income approach using significant assumptions including estimated future sales of SUNOSI in current and future indications, timing of regulatory and commercial milestone achievements, probability of technical and regulatory success rates, and discount rates. If significant changes are made to one or more of these assumptions, the estimated fair value of contingent consideration liabilities may result in a significantly higher or lower fair value measurement.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued research and development	$10,174	$8,654
Accrued compensation	27,024	36,938
Accrued selling, general, and administrative	27,713	26,423
Accrued sales discounts, rebates, and allowances	170,237	150,247
Accrued royalties	12,248	7,902
Accrued interest	43	43
Accrued taxes	99	101
Finance lease liability, current	3,193	2,545
Total	$250,731	$232,853

Note 8. Loan and Security Agreement

Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.

For the purposes of this Note 8, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Blackstone Loan Agreement (as defined below).

On May 8, 2025 (the “Closing Date”), the Company entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to the Company on the Closing Date, (ii) a $180.0 million senior secured term loan available to the Company at its option, of which $90.0 million is available until May 31, 2026, and the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”), and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at the Company’s option (the “Revolver” and, together with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits the Company, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full the Company’s obligations under the Hercules Loan Agreement (as defined below). As of March 31, 2026, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In April 2026, the Company repaid the entire outstanding balance as of March 31, 2026 under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for the three months ended March 31, 2026. The Revolver bears interest at SOFR plus a margin of 4.00%. If an Event of Default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 7.70% and 7.67% as of March 31, 2026 and December 31, 2025, respectively. The Loans mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of March 31, 2026, the remaining unamortized balance of deferred assets was $0.9 million.

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

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among us, Antecip and Hercules Capital, Inc. (“Hercules”) that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of the Hercules loan obligations in full on May 8, 2025.

Hercules Capital, Inc.

In September 2020, the Company entered into a Loan and Security Agreement for a term loan with Hercules, a Maryland corporation, in its capacity as administrative agent and collateral agent, and as a lender, and the other financial institutions that from time to time act as lenders (the “Hercules Loan Agreement”, as amended).

Borrowings under the Hercules Loan Agreement bore interest at a rate equal to: (a) if the prime rate was greater than or equal to 7.00%, the greater of either (i) the prime rate plus 2.20%, and (ii) 9.95%, but in no event greater than 10.70%, and (b) if the prime rate was less than 7.00%, 9.70%. In addition, the Company was required to pay certain end of term charges, including (A) an initial end of term charge of $4.45 million and (B) a subsequent end of term charge of (i) 1.10% of the aggregate amount of all Tranche 1A Advances (as defined in the Hercules Loan Agreement) plus (ii) 4.95% of the aggregate amount of all term loan advances (other than Tranche 1A Advances) funded minus (iii) any charges paid by the Borrower (as defined in the Hercules Loan Agreement) to Hercules related to partial prepayments of the outstanding Secured Obligations (as defined in the Hercules Loan Agreement). The end of term charges were accreted into interest expense using the effective interest rate method over the term of the loan. If certain maturity extension conditions were satisfied, the Company was required to pay an extension end of term charge equal to 1.00% of the aggregate amount of all Term Loan Advances (as defined in the Hercules Loan Agreement) outstanding as of the date on which the maturity extension conditions were satisfied, in addition to the end of term charges described above. The Company could, at its option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the Advance (as defined in the Hercules Loan Agreement) amount prepaid if the prepayment occurred prior to February 1, 2024, (ii) 1.5% of the Advance amount prepaid if the prepayment occurred on or after February 1, 2024 but prior to February 1, 2025, and (iii) 1.0% of the Advance amount prepaid if the prepayment occurred on or after February 1, 2025 but prior to February 1, 2026.

Debt issuance costs and the value of warrants issued in connection with the Hercules Loan Agreement were recorded as a debt discount and amortized to interest expense using the effective interest method over the expected term of the borrowing.

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of $10.4 million in the Company’s consolidated statement of operations. As of March 31, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	March 31, 2026	December 31, 2025
Total outstanding debt, long-term	$120,000	$120,000
Add: accreted final payment fee	—	—
Less: unamortized debt discount, long-term	(2,150)	(2,254)
Loan payable, long-term	$117,850	$117,746

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended March 31,
	2026	2025
Interest expense	$2,768	$4,478
Amortization of final payment fee	—	393
Amortization of debt discount related issuance costs and warrants	159	274

Scheduled principal payments on outstanding debt, long-term, as of March 31, 2026, are as follows:

2026	$—
2027	—
2028	—
2029	—
2030	120,000
Thereafter	—
Total principal payments outstanding	$120,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (the “Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of March 31, 2026, the remaining lease term for the Company’s operating lease was 5.0 years with the discount rate of 7.12%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the three months ended March 31, 2026, the Company recognized a right-of-use asset and lease liability, both, of $3.4 million in connection to this lease. As of March 31, 2026, right-of-use asset and lease liability related to the finance lease were $8.9 million and $9.0 million, respectively, and the weighted average remaining lease term was 2.9 years, with a weighted average discount rate of 9.40%.

Lease expenses recognized were as follows:

	Three months ended March 31,
	2026	2025
Operating lease expense	$1,261	$971
Finance lease expense:
Amortization of right-of-use assets	679	412
Interest on lease liabilities	164	113

Future minimum lease payments of the Company’s leases as of March 31, 2026 were as follows:

	Operating lease	Finance lease
2026	$1,008	$2,916
2027	4,791	3,519
2028	4,807	2,789
2029	11,284	1,032
2030	5,032	—
Thereafter	1,285	—
Total lease payments	28,207	10,256
Less: imputed interest	(5,194)	(1,218)
Present value of lease liabilities	$23,013	$9,038

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

Securities Class Action

On May 13, 2022, Evy Gru filed a putative class action complaint captioned Gru v. Axsome Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York, or the SDNY District Court, against the Company and certain of its current and former officers and one director, which the Company refers to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the defendants made false statements and omissions concerning the Company’s chemistry manufacturing and controls practices, and its New Drug Application (“NDA”) with the FDA, with respect to one of its then product candidates, AXS-07, now SYMBRAVO. The named plaintiff sought unspecified damages, fees, interest, and costs. On August 11, 2022, the SDNY District Court appointed co-lead plaintiffs in the Securities Class Action, one of whom later withdrew. On October 7, 2022, the Securities Class Action plaintiffs filed an amended complaint, which contained substantially similar allegations as in the initial complaint. On September 25, 2023, the SDNY District Court granted defendants’ motion to dismiss the amended complaint.

On October 13, 2023, plaintiffs’ counsel filed a letter seeking leave to file an amended complaint and to substitute new plaintiffs. On January 22, 2024, the SDNY District Court granted that motion and ordered that the case name be changed to In re Axsome Therapeutics, Inc. Securities Litigation. On January 26, 2024, the replacement plaintiffs renewed their request for leave to file a proposed second amended complaint, and, on February 6, 2024, the SDNY District Court granted that request. Plaintiffs filed the second amended complaint on February 7, 2024. On March 11, 2024, the defendants moved to dismiss the second amended complaint. On March 31, 2025, the SDNY District Court entered an order granting in part and denying in part defendants’ motions to dismiss, dismissing plaintiffs’ claims against three of Axsome’s current and former officers and allowing the claims against the Company and two current officers to proceed. On October 27, 2025, the SDNY District Court preliminarily approved the terms of a settlement resolving the Securities Class Action. On February 10, 2026, the SDNY District Court conducted a hearing on plaintiffs’ motion for final approval of the settlement. On February 26, 2026, the SDNY District Court issued a Final Order and Judgment approving the settlement and dismissing the Securities Class Action with prejudice.

Stockholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The SDNY derivative complaints arise out of similar allegations as those made in the Securities Class Action. The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and were stayed pending further proceedings in the Securities Class Action. On November 25, 2025, the plaintiffs filed an amended complaint. On February 13, 2026, the defendants moved to dismiss the amended complaint. The motion to dismiss is fully briefed and the parties await the Court’s decision.

On September 23, 2025, John Wickstrom filed a stockholder derivative complaint captioned Wickstrom v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On September 29, 2025, John Gildea filed a stockholder derivative complaint captioned Gildea v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The Delaware derivative complaints arise out of similar allegations as those made in the Securities Class Action and the SDNY derivative action. The plaintiffs assert claims for breach of fiduciary duties, unjust enrichment, and corporate waste against all of the defendants. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. On November 6, 2025, the court consolidated the actions and designated the complaint in the Wickstrom action as the operative complaint. On February 2, 2026, the defendants moved to dismiss the complaint. The motion to dismiss is fully briefed. Oral argument on the motion to dismiss is scheduled for May 29, 2026.

SUNOSI Paragraph IV Litigation

On September 13, 2023, the Company commenced a patent infringement action against Hikma Pharmaceuticals USA, Inc. (“Hikma”) and five other drug companies relating to each defendant’s Abbreviated New Drug Application (“ANDA”) for SUNOSI. This action is captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-cv-20354 in the U.S. District Court for the District of New Jersey, or the NJ District Court. The Company commenced related patent infringement actions against the defendants relating to their ANDAs on December 20, 2023, January 11, 2024, January 18, 2024, February 14, 2024, March 19, 2024 (2 actions filed), April 5, 2024, July 2, 2024, August 8, 2024, August 21, 2024, September 16, 2024, November 20, 2024 (4 actions filed), January 21, 2025, January 29, 2025, May 1, 2025, August 15, 2025, November 12, 2025, November 14, 2025, and February 18, 2026. Those actions are captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Unichem Laboratories Ltd. No. 2:23-cv-23255; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-00196; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-00309; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Sandoz, Inc. No. 2:24-cv-00860; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-03999; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-04002; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:24-cv-04608; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-07511; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-08365; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-24-cv-08624; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. et al. No. 2-24-cv-09209; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd. No. 2-24-cv-10617; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hetero USA, Inc. et al. No. 2:24-cv-10618; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:24-cv-10619; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Hikma Pharmaceuticals USA Inc. No. 2:24-cv-10620; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2:25-cv-00643; Axsome Malta Ltd. et al v. Hetero USA Inc. et al. No. 2-25-cv-00801; Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Aurobindo Pharma USA, Inc. et al. No. 2-25-cv-03721; Axsome Malta Ltd. et al v. Alkem Laboratories Ltd. No. 2-25-cv-14694; Axsome Malta Ltd. et al v. Alkem Laboratories Ltd. No. 2-25-cv-17395; Axsome Malta Ltd. et al. v. Aurobindo Pharma USA, Inc. et al. 2-25-cv-17592; and Axsome Malta Ltd. et al v. Aurobindo Pharma USA, Inc. et al. 2-26-cv-01580, respectively, all of which were filed in the NJ District Court.

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

SYMBRAVO Paragraph IV Litigation

On September 26, 2025, the Company commenced a patent infringement action against Apotex Inc. relating to Apotex’s ANDA for SYMBRAVO. This action is captioned Axsome Therapeutics, Inc. v. Apotex, Inc., No. 1:25-cv-16038 in the NJ District Court. On March 10, 2026, Apotex filed a motion for judgment on the pleadings to dismiss certain of the asserted patents. On April 22, 2026, the Company filed its opposition to Apotex’s motion for judgment on the pleadings. The motion is not yet fully briefed. The Court has not yet set a schedule for the action.

The Company believes that its assertions in pending legal proceedings have merit and does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on its financial position. As of March 31, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were both probable and reasonably estimable.

Note 10. Stockholders’ Equity

Public Offerings

At-the-Market Offerings

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink Partners LLC (“Leerink”) and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between the Company and Leerink. The Company exhausted sales of shares of our common stock under our sales agreement, dated December 5, 2019.

Under the March 2022 Sales Agreement, for the three months ended March 31, 2026, the Company received approximately $6.3 million in gross proceeds through the sale of 35,802 shares, of which net proceeds were approximately $6.2 million. For the three months ended March 31, 2025, the Company received approximately $19.7 million in gross proceeds through the sale of 156,484 shares, of which net proceeds were approximately $19.3 million under the March 2022 Sales Agreement.

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

Shelf Registration Statement

On November 3, 2025, the Company filed an automatic shelf registration statement (File No. 333-291228) (the “2025 Shelf Registration Statement”) with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units. It became effective upon filing with the SEC and is currently the Company’s only active shelf registration.

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

Equity Incentive Plan

In October 2015, the Board adopted the 2015 Omnibus Incentive Compensation Plan, as amended from time to time (the “2015 Plan”) and the Company’s stockholders approved the 2015 Plan in November 2015. In April 2025, the Board adopted the Company’s 2025 Long-Term Incentive Plan (“2025 Plan”) and the Company’s stockholders approved the 2025 Plan in June 2025. The Company will make all future equity awards from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of March 31, 2026, there were 2,073,939 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of March 31, 2026:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	7,034,278	$51.98
Granted	—	—
Exercised	(378,566)	26.35
Forfeited/Canceled	(40,319)	78.10
Outstanding at March 31, 2026	6,615,393	$53.29	5.8	$765,631
Vested and expected to vest at March 31, 2026	6,615,393	$53.29	5.8	$765,631
Exercisable at March 31, 2026	5,215,483	$44.76	5.2	$648,076

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

As of March 31, 2026, there was $82.8 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of March 31, 2026, total compensation cost not yet recognized related to nonvested RSUs was $153.8 million, which is expected to be recognized over a weighted-average period of 3.1 years. The intrinsic value of RSUs lapsed during the three months ended March 31, 2026 was $24.8 million.

The following table sets forth the RSU activity for the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	1,012,809	$90.93
Granted	598,744	155.73
Vested	(286,136)	70.17
Forfeited	(17,616)	107.86
Nonvested at March 31, 2026	1,307,801	$124.92

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of the PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets. The actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of March 31, 2026, total compensation cost not yet recognized related to nonvested PSUs was $3.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table sets forth the PSU activity for the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	64,281	$94.39
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	64,281	$94.39

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

During the three months ended March 31, 2026, no shares of common stock have been purchased or issued pursuant to the ESPP, and $0.6 million of expense was recorded during the period.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended March 31,
	2026	2025
Research and development	$6,903	$6,459
Selling, general and administrative	16,535	16,849
Total	$23,438	$23,308

Stock-based compensation expense capitalized into inventory totaled $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2025	79,220	$56.80
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2026	79,220	$56.80

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

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2026	2025
Basic and diluted net loss per common share:
Net loss	$(64,542)	$(59,413)
Weighted average common shares outstanding—basic and diluted	51,198,349	48,871,163
Net loss per common share—basic and diluted	$(1.26)	$(1.22)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Stock options	6,615,393	8,289,857
Restricted stock units	1,944,137	993,202
Performance stock units	64,281	64,281
Warrants	79,220	79,220
ESPP	73,068	61,717
Total	8,776,099	9,488,277

Note 13. Revenues

The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States through the Distributors. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the three months ended March 31, 2026, the Company’s three largest customers represented approximately 39%, 28%, and 24% of the Company’s gross product sales.

Royalty revenue is related to the sales of SUNOSI by Pharmanovia in certain ex-U.S. markets and milestone revenue of $0.5 million is related to an achievement of a regulatory milestone for AUVELITY.

The following table presents a summary of total revenues by product:

	Three months ended March 31,
	2026	2025
Product sales, net
AUVELITY	$152,696	$96,231
SUNOSI	32,631	24,127
SYMBRAVO	4,073	—
Total product sales, net	189,400	120,358
AUVELITY milestone revenue	500	—
SUNOSI royalty revenue	1,303	1,105
Total revenues	$191,203	$121,463

The following table presents a summary of total revenues by geographic location:

	Three months ended March 31,
	2026	2025
Product sales, net
United States	$188,872	$119,413
Outside of the United States	528	945
Total product sales, net	189,400	120,358
Royalty and milestone revenue
United States	500	—
Outside of the United States	1,303	1,105
Total revenues	$191,203	$121,463

For the three months ended March 31, 2026, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.2 million for AUVELITY, $2.4 million for SUNOSI, and $0.1 million for SYMBRAVO. For the three months ended March 31, 2025, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.1 million for AUVELITY and $0.9 million for SUNOSI.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 were met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI. No other development or sales-based milestones were recognized during the three months ended March 31, 2026 and 2025.

Exclusive License Agreement with Pfizer

In January 2020, the Company entered into an exclusive license agreement with Pfizer Inc. (“Pfizer”) for Pfizer’s clinical and non-clinical data, and intellectual property for reboxetine, the active pharmaceutical ingredient in AXS-12 which the Company is developing for the treatment of narcolepsy. The agreement also provides the Company exclusive rights to develop and commercialize esreboxetine, a new late-stage product candidate referred to as AXS-14, in the United States for the treatment of fibromyalgia.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three months ended March 31, 2026 and 2025, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as AUVELITY) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of AUVELITY (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. For the three months ended March 31, 2026 and 2025, the Company recorded royalty expense of $4.6 million and $2.9 million, respectively, for royalties due to Antecip, which is equal to 3.0% of net sales of AUVELITY. This is considered to be a related party transaction.

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among the Company, Antecip and Hercules that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of the Hercules loan obligations in full on May 8, 2025.

Note 15. Acquisitions

In the first quarter of 2026, the Company acquired the global rights to balipodect (AXS-20), a selective PDE10A Inhibitor for the treatment of Schizophrenia and other neuropsychiatric conditions, from Takeda Pharmaceutical Company Limited (Takeda), for $10.4 million, inclusive of transaction costs. Takeda is eligible to receive up to $260.0 million in development, regulatory and sales-based milestones and a mid single-digit royalty on potential global net sales of balipodect.

The Company accounted for the transaction as an acquisition of an asset, as substantially all the fair value of the assets acquired were concentrated in balipodect. The Company recorded a charge of $10.4 million in research and development expense, inclusive of the upfront payment and direct transaction costs.

Note 16. Royalty Agreements

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

Note 17. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended March 31,
	2026	2025
Loss before income taxes	$(64,542)	$(59,413)
Income tax expense	—	—
Effective tax rate	—%	—%

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

The Company did not record a tax expense or benefit for the three months ended March 31, 2026 and 2025.

The Company did not have any unrecognized tax benefits as of March 31, 2026 related to uncertain tax positions that would impact the effective income tax rate if recognized.

During the quarter ended March 31, 2026, the Internal Revenue Service completed its examination of the Company’s U.S. federal income tax returns for the 2021 tax year. The IRS made adjustments to the Company’s R&D and Orphan Drug tax credit carryforwards, however these adjustments did not have a material impact on the Company’s consolidated financial statements because the tax credits were fully offset by the valuation allowance. The Company is not currently under examination at the state level. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and, as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

Note 18. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense of $4.6 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively, which equal 3.0% of net sales for those respective periods.

The Company is a party to three exclusive license agreements with Antecip Bioventures II LLC, an entity owned by Dr. Tabuteau. See Note 14. License Agreements for further information regarding the license agreements.

Note 19. Segment Information

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended March 31,
	2026	2025
Total revenues	$191,203	$121,463
Less:
Cost of revenue (excluding amortization and depreciation)	14,725	9,789
Research and development expense (excluding stock-based compensation expense):
Solriamfetol	11,231	11,806
AXS-05	10,904	14,477
AXS-07	5,470	4,479
AXS-12	1,488	2,409
AXS-14	2,696	1,186
Other research and development(a)	13,985	3,969
General and administrative expense (excluding stock-based compensation expense)	22,024	11,650
Selling and marketing expense (excluding stock-based compensation expense)	146,437	92,288
Stock-based compensation expense	23,438	23,308
Loss in fair value of contingent consideration	590	1,512
Interest expense, net(b)	1,185	2,431
Other segment items(c)	1,572	1,572
Segment net loss	$(64,542)	$(59,413)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(64,542)	$(59,413)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.
(b)
Interest expense, net of $1,185 for the three months ended March 31, 2026 comprises (i) consolidated interest expense of $3,092 and (ii) consolidated interest income of $1,907. Interest expense, net of $2,431 for the three months ended March 31, 2025 comprises (i) consolidated interest expense of $5,258 and (ii) consolidated interest income of $2,827.
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

You should read the following discussion and analysis in conjunction with the unaudited interim consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission, or SEC, on February 23, 2026.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines for people living with central nervous system (“CNS”) conditions. Our operations are primarily directed toward the commercialization of our marketed products, AUVELITY®, SUNOSI®, and SYMBRAVO®, as well as the advancement of our pipeline of novel product candidates.

Commercial Products

Our commercial products represent our primary sources of revenue and are expected to be key contributors to future revenue growth.

AUVELITY®

AUVELITY (dextromethorphan and bupropion) was developed by Axsome and approved by the FDA for the treatment of MDD (as defined below) in adults in August 2022. We launched AUVELITY in the U.S. in October 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist approved for MDD in adults and the only oral antidepressant with rapid-acting efficacy reflected in the FDA label. In April 2026, AUVELITY was approved for the treatment of agitation associated with dementia due to Alzheimer’s disease. AUVELITY utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components.

SUNOSI®

SUNOSI (solriamfetol) is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist approved in the United States, the European Union, and Canada for the treatment of EDS in adult patients with obstructive sleep apnea or narcolepsy. We acquired the U.S. rights to SUNOSI from Jazz Pharmaceuticals plc, or Jazz, in May 2022, and the ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing SUNOSI since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of SUNOSI herein as the Acquisition. In February 2023, we entered into a licensing agreement, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, that granted to Pharmanovia the exclusive right to market SUNOSI in Europe and certain countries in the Middle East and North Africa, referred to as the Licensed Territory. Approximately 22 million adults and 185,000 people in the U.S. are affected by OSA and narcolepsy, respectively.

SYMBRAVO®

SYMBRAVO (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist that was developed by us and approved by the FDA in January 2025 for the acute treatment of migraine with or without aura in adults. We launched SYMBRAVO in the U.S. in June 2025.

Pipeline

We continue to advance a diversified CNS pipeline of potentially transformative medicines for serious neurological and psychiatric conditions. As part of our ongoing research and development activities, we have and will continue to allocate significant resources to support the development of our product candidates.

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components.

Solriamfetol is a novel, oral, investigational DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder (“ADHD”), binge eating disorder (“BED”), major depressive disorder (“MDD”) with EDS symptoms, and excessive sleepiness associated with shift work disorder (“SWD”). In March 2025, we announced topline results from the FOCUS Phase 3 trial of solriamfetol in ADHD in adults. We plan to conduct two pediatric Phase 3 trials of solriamfetol in ADHD, one in children and one in adolescents. In April 2025, we announced topline results from the PARADIGM Phase 3 trial of solriamfetol in MDD. We are conducting the CLARITY study, a Phase 3, double-blind, placebo-controlled, multicenter randomized withdrawal trial of solriamfetol in patients with MDD with EDS symptoms. Enrollment for the ENGAGE and SUSTAIN Phase 3 trials of solriamfetol in BED and SWD, respectively, are ongoing.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. We have successfully completed three Phase 2 and Phase 3, placebo-controlled efficacy trials and a long-term safety trial. In December 2025, we received formal pre-NDA meeting minutes from the FDA supporting an NDA submission for AXS-12 for the treatment of cataplexy in narcolepsy. AXS-12 was previously granted FDA Orphan Drug Designation for narcolepsy.

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. In May 2025, we submitted an NDA to the FDA for AXS-14 for the management of fibromyalgia based on the previously completed efficacy and safety trials. Following a preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review, indicating that one of the two placebo-controlled trials included in the submission was not adequate and well-controlled due to its 8-week primary endpoint and flexible-dose design, while confirming that the other trial, which utilized a 12-week primary endpoint and a fixed-dose paradigm, was adequate and well-controlled. The FDA did not raise any concerns regarding the positive results of either trial, both of which met their primary endpoints. We are conducting the FORWARD Phase 3 trial to address the FDA’s feedback.

AXS-17 is a novel, oral, investigational GABAA α2,3 receptor positive allosteric modulator that we acquired in November 2025. We plan to evaluate AXS-17 as a potential treatment for epilepsy.

AXS-20 is a novel, oral, investigational phosphodiesterase 10A (PDE10A) inhibitor that we acquired from Takeda in April 2026. We plan to initially evaluate AXS-20 as a potential treatment for schizophrenia and Tourette syndrome. AXS-20 has completed a proof-of-concept Phase 2 trial in 164 patients with schizophrenia and has demonstrated a favorable safety and tolerability profile in clinical studies in over 360 individuals to date.

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

Our ability to become profitable depends on our ability to generate revenue. The revenue we have generated, and anticipate to continue to generate, from the commercial sales of AUVELITY, SUNOSI, and SYMBRAVO, is expected to be an important contributor to our progress toward profitability.

We have incurred significant operating and net losses since inception. We incurred net losses of $64.5 million and $59.4 million for the three months ended March 31, 2026 and 2025, respectively. Our accumulated deficit as of March 31, 2026 was $1,370.5 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $191.2 million and $121.5 million in the three months ended March 31, 2026 and 2025, respectively.

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

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI.

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

There have been no material changes to the critical accounting policies disclosed in our 2025 Annual Report on Form 10-K. Our critical accounting policies are described in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Revenues:
Product sales, net	$189,400	$120,358
Royalty revenue and milestone revenue	1,803	1,105
Total revenues	191,203	121,463
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	14,725	9,789
Research and development	52,677	44,785
Selling, general and administrative	184,996	120,787
Loss in fair value of contingent consideration	590	1,512
Intangible asset amortization	1,572	1,572
Total operating expenses	254,560	178,445
Loss from operations	(63,357)	(56,982)
Interest expense, net	(1,185)	(2,431)
Loss before income taxes	(64,542)	(59,413)
Income tax expense	—	—
Net loss	$(64,542)	$(59,413)
Net loss per common share, basic and diluted	$(1.26)	$(1.22)
Weighted average common shares outstanding, basic and diluted	51,198,349	48,871,163

Product sales, net. AUVELITY U.S. net sales were $152.7 million and $96.2 million for the three months ended March 31, 2026 and 2025, respectively. SUNOSI net sales were $32.6 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively. We began commercial sales of SYMBRAVO in June 2025 and had U.S. net sales of $4.1 million for the three months ended March 31, 2026. There were no SYMBRAVO sales recorded during the same period in 2025, which reflects the timing of the SYMBRAVO approval and launch. The increases in product sales were primarily due to the increase in unit sales volume for both AUVELITY and SUNOSI, and the commercial launch of SYMBRAVO.

The following table summarizes the activity of our sales allowance and reserves as of and for the three months ended March 31, 2026 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2025	$105,003	$22,210	$45,242	$172,455
Provisions	127,424	43,554	29,908	200,886
Payments/credits	(119,751)	(43,640)	(17,591)	(180,982)
Balance at March 31, 2026	$112,676	$22,124	$57,559	$192,359

Royalty revenue and milestone revenue. Royalty revenue was $1.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, attributable to Pharmanovia sales of SUNOSI in the out-licensed markets. The increase was in line with the increase in unit sales volume of SUNOSI in certain ex-U.S. markets. Further, in the first quarter of 2026, we recognized milestone revenue of $0.5 million related to an achievement of a regulatory milestone for AUVELITY.

Cost of revenue. Cost of revenue was $14.7 million for the three months ended March 31, 2026, as compared to $9.8 million for the same period in 2025. The increase was in line with the increase in sales of AUVELITY and SUNOSI, and the commercial launch of SYMBRAVO in June 2025.

Research and development. The following table summarizes our research and development expenses for our primary products for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Solriamfetol	$11,231	$11,806
AXS-05	10,904	14,477
AXS-07	5,470	4,479
AXS-12	1,488	2,409
AXS-14	2,696	1,186
Other research and development (*)	13,985	3,969
Stock-based compensation	6,903	6,459
Total research and development expenses	$52,677	$44,785

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.

Research and development expenses increased by $7.9 million for the three months ended March 31, 2026, as compared to the same periods in 2025. The increase was primarily related to asset acquisition costs related to AXS-20. We expect research and development costs to moderately increase through the end of 2026 as new development programs commence.

Selling, general and administrative. Selling, general and administrative expenses were $185.0 million for the three months ended March 31, 2026, as compared to $120.8 million for the same period in 2025. The increase was primarily related to pre-launch activities for Auvelity for the Alzheimer’s Disease Agitation indication, higher commercial activities for AUVELITY including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO which was launched in June 2025, and higher personnel costs related to organizational growth. We anticipate SG&A expenses to marginally increase through the end of 2026 as we continue to increase marketing and promotional spending for AUVELITY and continue commercial activities for SYMBRAVO.

Loss in Fair Value of Contingent Consideration. The $0.6 million change for the three months ended March 31, 2026, as compared to $1.5 million change for the same period in 2025, was primarily related to changes in significant assumptions, including future sales estimates, and significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended March 31, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.2 million for the three months ended March 31, 2026, as compared to $2.4 million for the same period in 2025. The decrease was due to lower interest expense from the Blackstone Loan Agreement, which was partially offset by less interest income from lower interest rates.

Income tax expense. We did not record an income tax expense or benefit for the three months ended March 31, 2026. We did not record an income tax benefit or expense for the same period in 2025.

Net loss. Net loss was $64.5 million for the three months ended March 31, 2026, as compared to $59.4 million for the same period in 2025. The increase was primarily due to higher selling, general and administrative expenses from commercial activities for AUVELITY, including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO, and higher personnel costs related to organizational growth, as well as an increase in research and development expenses primarily related to asset acquisition costs. This was partially offset by higher net product revenues from AUVELITY, SUNOSI, and SYMBRAVO.

Liquidity and Capital Resources

Since our inception through March 31, 2026, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

In March 2022, we entered into a sales agreement with Leerink, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our sales agreement, dated December 5, 2019.

Under the March 2022 Sales Agreement, for the three months ended March 31, 2026, we received approximately $6.3 million in gross proceeds through the sale of 35,802 shares, of which net proceeds were approximately $6.2 million.

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

On February 21, 2023, we entered into a sublease agreement with Advance Magazine Publishers d/b/a Conde Nast for the entirety of the twenty-second floor of One World Trade Center in New York, NY, or the Sublease.

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

We entered into a fleet lease program in the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. See Note 9. Commitments and Contingencies for further information on future contractual obligations.

As described below in the “Loan Agreement with Blackstone” section, on May 8, 2025, we entered into the Blackstone Loan Agreement with Blackstone, certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, and the Lenders. The Blackstone Loan Agreement provides for Loans in an aggregate principal amount of up to $570.0 million. Further, we entered into a securities purchase agreement with Blackstone, and its affiliates, for the private placement (the “Private Placement”) of an aggregate of 140,000 shares of our common stock, at a purchase price of $107.14 per share. Gross proceeds from the Private Placement were approximately $15.0 million. The closing of the Private Placement occurred contemporaneously with the closing of the Blackstone Loan Agreement.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of March 31, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(20,700)	$(43,375)
Investing activities	(121)	(338)
Financing activities	2,994	29,270
Net decrease in cash	$(17,827)	$(14,443)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2026 was $20.7 million, as compared to $43.4 million for the same period in 2025. The decrease of $22.7 million was primarily due to higher net product revenues from AUVELITY and SUNOSI, and favorable working capital changes, including higher accounts payable and accrued expenses and other current liabilities, partially offset by increased cash used for commercial and clinical-related activities.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2026 was $121 thousand, as compared to $338 thousand for the same period in 2025. The decrease was due to higher purchases of fixed assets in the first quarter of 2025 related to the new corporate office space lease.

Financing Activities. Cash provided by financing activities was $3.0 million for the three months ended March 31, 2026, which primarily included net proceeds of $6.2 million from issuance of common stock for financing purposes as well as proceeds of $10.0 million from the issuance of common stock upon the exercise of employee stock options, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $12.6 million. Financing activities also include $70.0 million in gross proceeds from the Blackstone revolving credit facilities and $70.0 million in repayments for the Blackstone revolving credit facilities. Cash provided by financing activities was $29.3 million for the three months ended March 31, 2025, which included net proceeds of $19.3 million from issuance of common stock from the at-the-market offering program as well as proceeds of $17.0 million from the issuance of common stock upon the exercise of employee stock options, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $6.6 million.

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

In connection with the Blackstone Loan Agreement (see below), Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among us, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among us, Antecip and Hercules that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of the Hercules loan obligations in full on May 8, 2025.

Asset Acquisitions

In the first quarter of 2026, we acquired the global rights to balipodect (AXS-20), a selective PDE10A Inhibitor for the treatment of Schizophrenia and other neuropsychiatric conditions, from Takeda Pharmaceutical Company Limited (Takeda), for $10.4 million, inclusive of transaction costs. Takeda is eligible to receive up to $260.0 million in development, regulatory and sales-based milestones and a mid single-digit royalty on potential global net sales of balipodect.

Loan Agreement with Blackstone

On the Closing Date, we entered into the Blackstone Loan Agreement with Blackstone, certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, and the Lenders, providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at our option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of $10.4 million in the consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of March 31, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Employees and Human Capital Management

As of April 27, 2026, we had 1,220 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Shelf Registration Statement

On November 3, 2025, we filed an automatic shelf registration statement (File No. 333-291228), or the 2025 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount, which we refer to as the 2025 Shelf Registration Statement. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2025 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $305.1 million and $322.9 million as of March 31, 2026 and December 31, 2025, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, which use short-term interest rates and the SOFR, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on March 31, 2026 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2026, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described in Note 9. Commitments and Contingencies, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may also become involved in various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS.

The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company. The list below is not exhaustive, and the Company faces additional challenges and risks. We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on February 23, 2026. Investors should carefully consider all of the information set forth in this Quarterly Report on Form 10-Q, including the following risk factors, before deciding to invest in any of the Company’s securities.

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
•
If the government or third-party payors fail to provide adequate coverage and reimbursement for any of our products, or if such payors and health care providers, including health maintenance organizations (HMOs) and long-term care facilities, choose to use therapies that are less expensive, our products may lose or fail to generate potential revenue and our prospects for profitability may be limited.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss was $64.5 million and $59.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,370.5 million. In 2022, we commenced the commercial sale of AUVELITY in the United States and SUNOSI in the United States and select global markets. In January 2025, SYMBRAVO was approved by the FDA for the acute treatment of migraine with or without aura in adults and commenced commercial sales in June 2025. Apart from AUVELITY, SUNOSI, and SYMBRAVO, we have no other products which have received regulatory approval.

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

On May 8, 2025 (the “Closing Date”), we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”), providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at the Company’s option, of which $90.0 million is available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries.

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

We are a biopharmaceutical company. Prior to our commercialization of AUVELITY and SUNOSI in 2022, and the approval and U.S. commercialization of SYMBRAVO in 2025, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer history of successfully developing and commercializing products.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including ongoing military conflicts between Russia and Ukraine, hostilities in the Middle East, including Iran, and elsewhere and record inflation. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Russia and Ukraine, the Middle East and elsewhere, and geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and heightened instability in the Middle East involving Iran. Since Russia’s full-scale invasion of Ukraine in February 2022, the duration, severity, and broader economic effects of the conflict have remained uncertain, and the conflict has contributed to, and could continue to contribute to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Most recently, in December 2025, the European Union (“EU”) extended its existing economic sanctions for an additional six months, keeping them in effect until July 31, 2026.

In addition, the United States and other countries maintain extensive sanctions and trade restrictions with respect to Iran. These measures could be broadened in scope or subject to more rigorous enforcement in response to future developments involving Iran or the broader Middle East.

These geopolitical developments, including military actions, sanctions, cyberattacks and related market disruptions, could adversely affect the global economy and financial markets, result in reduced liquidity, and potentially make it more difficult for us to obtain additional funding. Although our business has not been materially impacted by these geopolitical issues, or the U.S. domestic political climate, to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which conflicts may impact our business. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on the U.S. and global financial and economic markets. For example, from October 1, 2025 to November 12, 2025, the U.S. federal government experienced a shutdown due to an impasse over funding for the 2026 fiscal year, impacting a number of federal services, and the shutdown has since ended. In addition, the U.S. Department of Commerce conducted and completed national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962 (as amended, the “Trade Expansion Act”), which resulted in the issuance of a presidential proclamation in April 2026 that authorizes the imposition of tariffs on imports within the pharmaceutical industry. Further, the U.S. has announced and adopted a tariff framework that includes up to a 100% tariff on certain branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or are not in the process of building, a manufacturing facility in the U.S., subject to available exemptions, reduced rates, and transitional relief, with the tariffs scheduled to take effect beginning in late-2026. While imposition of such tariffs had previously been delayed to permit negotiations with large drug manufacturers, the tariffs have now been formally adopted while negotiations and exemptions continue. Recent developments indicate that, by early 2026, sixteen major pharmaceutical companies secured a three-year exemption from 100% tariffs on imported, branded, or patented drugs in exchange for commitments related to increasing domestic manufacturing and adopting most favored nation (MFN) pricing – aligning U.S. drug costs with lower international prices. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs, if and as they are implemented along with other policy changes, could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Furthermore, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits, which were subsequently paused, modified, and ultimately terminated in February 2026 following a U.S. Supreme Court ruling invalidating the legal authority under which such tariffs were imposed. After the U.S. Supreme Court decision, on April 2, 2026, the U.S. administration issued an executive order pursuant to Section 232 of the Trade Expansion Act. In general, the U.S. administration seeks to impose up to a 100% tariff on imported patented pharmaceuticals, subject to certain exceptions for certain products, or if companies have an agreement with the U.S. administration regarding MFN drug pricing or to onshore manufacturing. We are in the process of reviewing this executive order, but we believe such tariffs will not have a material impact on our business at this time. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. This pause was initially set to expire on July 9, 2025, but was extended thereafter, with significant tariff changes taking effect with certain countries on August 1, 2025. Tariffs remain a dynamic issue and have become a central part of the U.S. trade policy, undergoing continuous expansion and modification, including the imposition in February 2026 of a temporary 10% global import surcharge under separate statutory authority, as well as China’s tariffs being reduced in November 2025 and further actions in early 2026. Additionally, on January 17, 2026, President Trump announced 10% tariffs (increasing to 25% on June 1, 2026) on imports from eight European allies to pressure for a ‘deal’ regarding Greenland. It is presently unclear how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (“BCC”), which includes certain Chinese biotech firms; entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services. While we do not currently anticipate any material impact from the BIOSECURE Act, its requirements are expected to be implemented on a phased basis through future regulatory guidance and procurement rulemaking, and the scope of covered entities will depend on future designation processes. The BIOSECURE Act may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid and Medicare Part B.

In addition, in April 2026, following a national security investigation initiated by the U.S. Department of Commerce in April 2025, the President issued a proclamation pursuant to Section 232 of the Trade Expansion Act providing that certain patented pharmaceutical products and related ingredients may become subject to a 100% tariff later in 2026, if classified under the tariff subheadings listed in Annex I to the proclamation. The measures apply, among other countries, to products with a country of origin of Canada. The scope, interpretation and ultimate applicability of these tariffs, including the availability of exclusions or amendments, remain subject to further guidance and implementation. We are evaluating the potential applicability of the proclamation to our products and supply chain; however, the imposition of additional tariffs could increase costs, disrupt supply arrangements, or adversely affect our financial condition and results of operations. We cannot predict whether these tariffs will be modified, delayed, or rescinded, or the extent to which they may impact our business.

Further, executive orders were signed to implement MFN drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Since issuance of these executive orders, the U.S. administration has begun implementing MFN pricing through a combination of voluntary pricing agreements with pharmaceutical manufacturers, proposed mandatory pricing models applicable to certain Medicare programs, and other administrative actions. Investigations and regulatory proceedings have examined international price differentials and policy approaches for implementation, including through administrative rulemaking and demonstration models. MFN pricing initiatives have been linked to other regulatory and trade measures, including tariff exemptions and incentives for domestic manufacturing, further increasing their potential impact on commercialization and pricing strategies.

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

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and our supply chain, which may result in increased costs.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Even if our product candidates are approved, they may be subject to limitations on the indicated uses for which they may be marketed, distribution restrictions, or to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategies (“REMS”) to monitor the safety or efficacy of the products. If we do not receive regulatory approval for, and successfully commercialize, our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

Although we submitted NDAs to the FDA for AUVELITY (which was approved), SYMBRAVO (which was approved), and AXS-14 (which received a Refuse to File letter from the FDA, and which we plan to resubmit), as well as submitted a supplemental New Drug Application (sNDA) for AXS-05 to treat Alzheimer’s disease agitation, we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve their primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We conducted one interim analysis for the Phase 2/3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AD agitation. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their regulatory approval and commercialization. As such, we are currently primarily focused on the development of solriamfetol for additional indications, AXS-05 for smoking cessation, AXS-12 for the treatment of narcolepsy, and AXS-14 for the treatment of fibromyalgia. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Additionally, as more fully described in Note 14. License Agreements, we are required to pay to an entity owned by our Chief Executive Officer and Chairman of the Board certain royalty payments related to any sales of the Company’s AUVELITY product / AXS-05 portfolio product, as well as two product candidates that are not currently in active development. This may influence management’s decision concerning which product candidates or indications to pursue and/or the manner in which our products are commercialized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA. In the EU, we are not permitted to commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the European Community (“EC”) or national competent authorities at the EU member state level.

In the United States, we currently plan to, at least initially, seek approval of some of our product candidates using the 505(b)(2) pathway. These 505(b)(2) product candidates include additional indications for AXS-05. The FDA interprets Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA, though, requires companies to perform additional clinical trials or preclinical studies to support any deviation from the previously approved product and to support reliance on the FDA’s prior findings of safety and efficacy or published literature.

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

The timeline for review and time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. The timeline for regulatory approval can be affected by a variety of factors, including budget and funding levels, agency staffing, and statutory, regulatory, and policy changes. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, vary among jurisdictions, and/or require us to amend our clinical trial protocols or conduct additional studies that require regulatory or Institutional Review Board (“IRB”) approval, or otherwise cause delays in the approval or rejection of an application. To date, we have submitted two NDAs to the FDA and have obtained regulatory approval for both of our product candidates, AUVELITY and SYMBRAVO. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals or uncertainty in the timing of regulatory action could materially adversely impact our development efforts and affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our products and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the European Medicines Agency (“EMA”) and/or national competent authorities in Europe, and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third party contract research organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication and the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities.

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

•
the FDA or comparable foreign regulatory authorities may disagree with our belief that certain product attributes are advantageous or may require further study of product attributes that are different from our reference listed drugs. Pharmacokinetic differences between our product candidates and the reference listed drugs, may also make bridging studies more difficult or may prevent us from using the 505(b)(2) pathway. If we are prevented from using the 505(b)(2) pathway, we will need to use the more time consuming and expensive NDA pathway to receive product approval;
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
•
in connection with the Chemistry, Manufacturing, and Controls (“CMC”) data necessary for our NDA filing and approval, we will need to conduct stability studies and provide stability data to establish appropriate retest or expiration dating periods;
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

Further, the FDA’s review of our regulatory submissions may be delayed in the future due to reasons beyond our control. FDA operations are affected by various factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting the U.S. Department of Health and Human Services (“HHS”), the FDA, or other HHS agencies. Specifically, in 2025, FDA faced a reduction in size, a prolonged federal government shutdown, as well as frequent administrative turnover and agency restructuring following the institution of the new administration, which have directly or indirectly impacted FDA’s ability to support research and development activities. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. In addition, any future government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. For example, in the Complete Response Letter (“CRL”) with respect to our NDA for SYMBRAVO, the FDA noted the need for additional CMC data. SYMBRAVO was subsequently approved by the FDA. With respect to our NDA for AXS-14 for the management of fibromyalgia, the FDA stated that upon preliminary review, it found that our NDA was not sufficiently complete to permit a substantive review. To address the FDA’s feedback, we plan to conduct an additional controlled trial, which will use a fixed-dose paradigm and a 12-week primary endpoint as requested by the FDA.

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

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

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

We, and any of our collaborators, must comply with laws, regulations, and other requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS’s Office of Inspector General (“OIG”), state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authorities’ approval for any desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties, damages, fines, actions, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension or debarment from government procurement and potential adverse actions affecting future orders under existing contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, such as where communications are misleading or conduct is the alleged cause of false claims, in part due to the potential False Claims Act (“FCA”) exposure. The FCA allows a private individual to bring a qui tam lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the qui tam lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Under the FCA, a penalty may be imposed for each false claim, which, for example, might be a claim for payment for each prescription for the product, and, when aggregated, these penalties often total millions of dollars and incentivize qui tam lawsuits. These FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil settlements and criminal resolutions, pertaining to certain sales practices and promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action; pay settlement fines or restitution, as well as criminal and civil penalties; agree to comply with burdensome reporting and compliance obligations; and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and other actions and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the United States, the distribution of product samples to physicians must further comply with the requirements of the Prescription Drug Marketing Act of 1987 (“PDMA”). If the FDA determines that our promotional materials or activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or activities or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions, or criminal prosecution. These regulatory and enforcement actions could significantly harm our business, financial condition, results of operations, and prospects.

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

Our product(s) are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with current Good Manufacturing Practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and Good Clinical Practice (“GCP”), for any clinical trials that we conduct post-approval.

For example, in early September 2025, following a presidential memorandum directing the FDA to “take appropriate action to enforce the Federal Food, Drug, and Cosmetic Act’s prescription drug advertising provisions, and otherwise ensure truthful and non-misleading information in direct-to-consumer (DTC) prescription drug advertisements”, the FDA issued more than 100 enforcement letters to pharmaceutical companies and compounding firms, alleging that certain promotional communications and DTC advertisements are false and misleading. Furthermore, HHS and the FDA have stated that they are committed to a “more expansive reading” of the FDA’s enforcement authorities than that taken by previous administrations. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research, asserting that a particular DTC print advertisement for AUVELITY was false and misleading. We responded to the untitled letter, and the FDA confirmed via close-out letter that we adequately addressed the FDA’s concerns. Failure to comply with current or forthcoming FDA requirements may trigger enforcement by the FDA, Department of Justice, or HHS Office of Inspector General (as well as state authorities), which may result in warning letters, civil and criminal penalties, agreements restricting promotional practices, and significant reputational harm.

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
•
costs of compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act (“FCPA”) or comparable foreign regulations, and the risks and costs of noncompliance;
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

Specifically, there are a large number of companies developing or marketing therapies for CNS disorders, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: AbbVie; Amgen Inc.; Avadel Pharmaceuticals plc; Biogen Inc.; Eli Lilly and Company; H. Lundbeck A/S; Harmony Biosciences LLC; Intra-Cellular Therapies, Inc.; Janssen; Jazz; Otsuka Pharmaceutical Co. Ltd.; Pfizer Inc.; and Takeda Pharmaceutical Company Limited.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva Pharmaceuticals, Inc. (“Teva”) providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of AUVELITY. We settled the ensuing litigation in February 2025. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of SUNOSI. We have reached settlement agreements in the ensuing litigation with five of the six filers. We remain in ongoing litigation with one remaining filer in the U.S. District Court for the District of New Jersey. More recently, in August 2025, Apotex, Inc. (“Apotex”) sent a Paragraph IV certification notice regarding their ANDA submission to the FDA for a generic version of SYMBRAVO. In response, we filed a patent infringement lawsuit against Apotex in the U.S. District Court for the District of New Jersey, which remains ongoing.

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

The FDA or the EMA/EC may, under certain conditions, grant orphan exclusivity to two different sponsors for the same compound or active molecule and for the same indication. For example, if another sponsor receives FDA approval for a reboxetine containing product for the treatment of narcolepsy before we obtain FDA approval for AXS-12 for the treatment of narcolepsy, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years. In the EU, if another company is granted orphan exclusivity for a reboxetine containing product for the treatment of narcolepsy, we would be prevented from obtaining marketing authorization for AXS-12 for the treatment of narcolepsy for up to 10 years, which may be extended to 12 years under certain conditions. The EU Pharma Package (as described below) will reduce the standard orphan exclusivity to 9 years, with eligibility for up to 11 years of exclusivity for certain orphan products.

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

Our products, and, if approved, our product candidates, may not gain acceptance among physicians, patients, third-party payors, or others in the medical community. If any of our products or product candidates, for which we obtain regulatory approval, do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of any of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Physicians and their patients may likewise make decisions about therapies based on cost and insurance coverage and reimbursement. Further, patients often acclimate to the therapy that they are currently taking. While they may switch if their physicians recommend switching products, there is no guarantee. Additionally, they may also switch therapies due to lack of reimbursement for existing therapies or for other reasons. Even if physicians prescribe our products, third-party payors may not provide coverage – for example, if they do not consider our products cost-effective without a significant price concession, and, even when coverage is provided, reimbursement may be inadequate, which could negatively impact our revenue. Third-party payors may also implement onerous access controls, which could further impede our efforts to effectively transition eligible patients to our therapies.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practice (“GLP”) as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, such as GCP for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of the third parties we engage fail to comply with applicable GCP, we, or those third parties, may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA and comparable foreign regulatory authorities that are applicable to both finished drug products and active pharmaceutical ingredients used both for clinical and commercial supply, through their facilities inspection program. The FDA must verify our contract manufacturers’ compliance with cGMP requirements and comparable foreign regulatory authorities will similarly inspect our contract manufacturers’ facilities after we submit our marketing applications to the agency and comparable foreign regulatory authorities. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we are ultimately responsible for the manufacture of our products, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop or market our products, or obtain regulatory approval for, our product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment; suspension or restrictions on production; suspension, delay, or denial of product approval or supplements to approved products; clinical holds or termination of clinical studies; warning or untitled letters; regulatory authority communications warning the public about safety issues with the drug; refusal to permit the import or export of the products; product seizure, detention, or recall; suits under the civil FCA; corporate integrity agreements; consent decrees; or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates or successfully commercialize our products.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for SUNOSI expired on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication expiring on June 17, 2026. For AUVELITY, the New Product Exclusivity expired on August 18, 2025. New Product Exclusivity for SYMBRAVO expires on January 30, 2028. Neither of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings, that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay, or that we would commence such proceedings. Such a generic launch could materially impact our commercial success.

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

In November 2025, we acquired all the outstanding shares of Baergic Bio, Inc., now known as XIX Bio LLC (“Baergic”). The acquisition of Baergic provided global rights to AZD7325 (AXS-17), an oral GABAA receptor α2,3 subtype-selective PAM, originally licensed from AstraZeneca AB (AZ), for the potential treatment of epilepsy. We also assumed the AZD7325 license agreement between Baergic and AZ. The total upfront payment was $2.3 million, and the former Baergic shareholders and AZ are also eligible to receive contingent development, regulatory and sales-based milestone payments of up to $159.5 million and tiered low double-digit to mid-teen royalties on potential global net sales of AZD7325.

In December 2025, we acquired the global rights to deuterium-stabilized S-bupropion from DeuteRx, LLC (“DeuteRx”). DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

In the first quarter of 2026, the Company acquired the global rights to balipodect (AXS-20), a selective PDE10A Inhibitor for the treatment of Schizophrenia and other neuropsychiatric conditions, from Takeda Pharmaceutical Company Limited (Takeda), for $10.4 million, inclusive of transaction costs. Takeda is eligible to receive up to $260.0 million in development, regulatory and sales-based milestones and a mid single-digit royalty on potential global net sales of balipodect.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our most recent Annual Report on Form 10-K, such laws may include the federal Anti-Kickback Statute, the federal civil and criminal FCA, the Civil Monetary Penalties (“CMP”) Law, the Medicaid Drug Rebate Statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the FCPA, the Affordable Care Act (“ACA”), and other state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. We are subject to healthcare laws by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

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

In addition, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal data, including health data, relating to individuals located in the EU, which was formerly governed by the provisions of the EU Data Protection Directive 95/46, was replaced with the EU GDPR in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements, including relating to the legal basis of the processing of personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area (“EEA”) to the U.S. and other non-EEA countries that do not provide a level of protection to personal data in line with the GDPR standard, provides an enforcement authority in each EU member state and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The coming into force of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Moreover, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

If the government or third-party payors fail to provide adequate coverage and reimbursement for any of our products, or if such payors and health care providers, including health maintenance organizations (HMOs) and long-term care facilities, choose to use therapies that are less expensive, our products may lose or fail to generate potential revenue and our prospects for profitability may be limited.

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

We expect that federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act (“IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, with the first negotiated prices having become effective as of January 1, 2026, and Medicare Part B drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

On April 15, 2025, the Administration issued an executive order (the “April 2025 EO”) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. Other Centers for Medicare & Medicaid Services (CMS) policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027, and an additional 15 Medicare Part B or Medicare Part D drugs selected in February 1, 2026 for prices to go into effect in 2028.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act (“DSCSA”) imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met; that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have largely been implemented, with FDA currently exercising enforcement discretion during a stabilization period. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

The industry is currently analyzing the proposed Global Benchmark for Efficient Drug Pricing, or GLOBE Model, published by CMS in the Federal Register on December 23, 2025. This mandatory payment model pilot, aimed at implementing MFN drug pricing in Medicare Part B by using international benchmarks, was subject to public comment through February 23, 2026, and is currently under review by CMS. If finalized as proposed, the model is expected to begin on October 1, 2026, and run through September 30, 2031. The implications of this rule, along with its companion, Guarding U.S. Medicare Against Rising Drug Costs, or GUARD Model, which is focused on Part D drugs, and other MFN pricing pressures, could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business. Furthermore, these actions may lead to legal challenges, introducing additional uncertainty into our business operations.

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

In the EU, several recently adopted and pending legislation will impact regulatory procedures for medicinal products. Key developments include:

•
The EU Pharma Package – This is the largest reform of the EU’s Pharmaceutical Legislation in 20 years. Following a political agreement reached in December 2025, the final Regulation and Directive texts were published in March 2026 and remain subject to formal adoption and publication in the EU’s Official Journal, expected in 2026. Most provisions are expected to apply from 2028, following a two-year transition period. The reform encompasses a broad range of measures, including changes to regulatory exclusivity, incentives to combat antimicrobial resistance, intellectual property exemptions for generic medicines, orphan products, and marketing authorization procedures;
•
Regulation (EU) 2021/2282 on health technology assessment (HTA Regulation) – This became applicable in the EU on January 12, 2025, introducing a single EU-level submission file for joint clinical assessments for oncology medicines and advanced therapy medicinal products The EU HTA-R will be extended to orphan medicines in January 2028 and, as of 2030, will cover all new centrally authorized medicinal products;

•
Other legislative initiatives include Regulation (EU) 2024/1938 on substances of human origin (SoHO Regulation), which has been adopted and published and will apply primarily from August 2027 onwards, the proposed SPC Regulation revision, the proposed Critical Medicines Act, which entered trilogue negotiations in 2026, and the proposed Biotech Act.

Moreover, other EU “horizontal” legislation may impact companies operating in the pharmaceutical sector, including Regulation (EU) 2024/1689 (AI Act), Regulation (EU) 2023/2854 (Data Act), Regulation (EU) 2025/327 (Health Data Space Regulation), which has been adopted and entered into force, and the NIS 2 Directive. Moreover, the EU is currently discussing the Digital Omnibus Package, which comprises a series of technical amendments to a wide body of EU digital legislation.

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

Further, the OBBBA enacted, among others, changes to eligibility requirements for premium tax credits, which are expected to result in less coverage in the ACA’s health insurance marketplace (“Marketplace”) over the next few years. The ACA’s enhanced premium tax credits expired at the end of 2025, which is expected to result in significant increases in the uninsured population who may have otherwise enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA made other changes to the enrollment and eligibility requirements for Medicaid, which resulted in the loss of coverage for certain individuals who were previously enrolled in Medicaid programs.

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

As of April 27, 2026, we had 1,220 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

As of April 27, 2026, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 33% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

Some of these persons or entities may have interests different from our other stockholders. For example, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interest and our large stockholders may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of April 27, 2026, we have outstanding 51,459,766 shares of common stock and 8,884,475 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 43,546,153 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of shares of common stock subject to options or other equity awards issued and remain outstanding, or reserved for issuance under our 2015 Plan and 2025 Long-Term Incentive Plan and additional shares of common stock reserved for issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

ITEM 5. OTHER INFORMATION.

During the first quarter of 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Coleman	Director	February 27, 2026(2)	December 31, 2026	18,180
Mark Saad	Director	February 27, 2026(2)	March 15, 2027	11,000(3)
Roger Jeffs	Director	February 27, 2026(2)	September 4, 2026	(4)
Susan Mahony	Director	March 2, 2026(2)	June 30, 2026	600
Herriot Tabuteau	Chief Executive Officer	March 10, 2026	January 6, 2027	149,000(3)
Nick Pizzie	Chief Financial Officer	March 10, 2026	September 15, 2026	33,000(3)

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

(3) Represents the sale of shares underlying stock options that will be exercised prior to expiration.

(4) 20% of the net shares that vest on June 6, 2026 upon settlement of RSUs held by the reporting person will be sold.

Terminated

Name	Title	Date of Termination of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Saad	Director	February 26, 2026(2)	March 15, 2027	48,577(4)
Nick Pizzie	Chief Financial Officer	March 5, 2026(3)	September 15, 2026	37,000(5)

(1) Date of termination of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2) The date of adoption of this Rule 10b5-1 trading arrangement was September 11, 2025. The first trade pursuant to the Rule 10b5-1 trading arrangement was, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3) The date of adoption of this Rule 10b5-1 trading arrangement was September 15, 2025. The first trade pursuant to the Rule 10b5-1 trading arrangement was, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(4) Prior to its termination, 37,577 shares of common stock pursuant to the exercise of non-qualified stock options were sold pursuant to this Rule 10b5-1 trading arrangement.

(5) Prior to its termination, 12,000 shares of common stock pursuant to the exercise of non-qualified stock options were sold pursuant to this Rule 10b5-1 trading arrangement.

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

AXSOME THERAPEUTICS, INC.

Date: May 4, 2026	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)