Form 10-Q
period 2026-06-30
Axsome Therapeutics, Inc.
filed 2026-08-10
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 52,380,818 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 3, 2026.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$319,850	$322,933
Accounts receivable, net	277,459	224,464
Inventories, net	37,883	27,938
Prepaid and other current assets	21,377	13,651
Total current assets	656,569	588,986
Equipment, net	874	562
Right-of-use asset - operating lease	19,157	20,858
Goodwill	12,042	12,042
Intangible asset, net	37,358	40,519
Non-current inventory and other assets	35,447	26,838
Total assets	$761,447	$689,805
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,969	$65,537
Accrued expenses and other current liabilities	299,632	232,853
Operating lease liability, current portion	646	434
Contingent consideration, current	11,199	10,012
Short-term borrowings	70,000	70,000
Total current liabilities	460,446	378,836
Contingent consideration, non-current	69,135	77,540
Loan payable, long-term	117,958	117,746
Operating lease liability, long-term	21,574	23,182
Finance lease liability, long-term	9,030	4,206
Total liabilities	678,143	601,510
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 52,299,889 and 50,882,766 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	5	5
Additional paid-in capital	1,505,116	1,394,251
Accumulated deficit	(1,421,817)	(1,305,961)
Total stockholders’ equity	83,304	88,295
Total liabilities and stockholders’ equity	$761,447	$689,805

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$216,355	$148,959	$405,755	$269,317
Royalty revenue and milestone revenue	2,020	1,083	3,823	2,188
Total revenues	218,375	150,042	409,578	271,505
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	13,564	13,448	28,289	23,237
Research and development	46,227	49,541	98,904	94,326
Selling, general and administrative	208,137	130,280	393,133	251,067
Gain in fair value of contingent consideration	(1,496)	(8,102)	(906)	(6,590)
Intangible asset amortization	1,589	1,589	3,161	3,161
Total operating expenses	268,021	186,756	522,581	365,201
Loss from operations	(49,646)	(36,714)	(113,003)	(93,696)
Interest expense, net	(1,540)	(1,834)	(2,725)	(4,265)
Loss on debt extinguishment	—	(10,385)	—	(10,385)
Loss before income taxes	(51,186)	(48,933)	(115,728)	(108,346)
Income tax benefit (expense)	(128)	960	(128)	960
Net loss	$(51,314)	$(47,973)	$(115,856)	$(107,386)
Net loss per common share, basic and diluted	$(0.99)	$(0.97)	$(2.25)	$(2.18)
Weighted average common shares outstanding, basic and diluted	51,799,708	49,442,001	51,500,690	49,158,159

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	5	1,235,400	(1,182,200)	53,205
Stock-based compensation	—	—	24,954	—	24,954
Issuance of common stock upon exercise of options and under employee stock purchase plan	276,280	—	11,661	—	11,661
Issuance of common stock upon vesting of RSUs	15,776	—	—	—	—
Issuance of common stock upon financing	306,486	—	32,116	—	32,116
Shares tendered for withholding taxes	—	—	(888)	—	(888)
Net loss	—	—	—	(47,973)	(47,973)
Balance at June 30, 2025	49,815,301	5	1,303,243	(1,230,173)	73,075
Balance at December 31, 2025	50,882,766	5	1,394,251	(1,305,961)	88,295
Stock-based compensation	—	—	23,906	—	23,906
Issuance of common stock upon exercise of options	412,310	—	9,981	—	9,981
Issuance of common stock upon vesting of RSUs	89,567	—	—	—	—
Issuance of common stock upon financing	35,802	—	6,248	—	6,248
Shares tendered for withholding taxes	—	—	(9,301)	—	(9,301)
Net loss	—	—	—	(64,542)	(64,542)
Balance at March 31, 2026	51,420,445	5	1,425,085	(1,370,503)	54,587
Stock-based compensation	—	—	27,625	—	27,625
Issuance of common stock upon exercise of options and under employee stock purchase plan	755,644	—	41,968	—	41,968
Issuance of common stock upon vesting of RSUs	28,979	—	—	—	—
Issuance of common stock upon financing	54,644	—	13,272	—	13,272
Issuance of common stock upon exercise of warrants	40,177	—	—	—	—
Shares tendered for withholding taxes	—	—	(2,834)	—	(2,834)
Net loss	—	—	—	(51,314)	(51,314)
Balance at June 30, 2026	52,299,889	$5	$1,505,116	$(1,421,817)	$83,304

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(115,856)	$(107,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	50,586	47,919
Amortization of intangible asset	3,161	3,161
Amortization of debt discount	323	984
Loss on debt extinguishment	—	10,385
Depreciation	259	269
Gain in fair value of contingent consideration	(906)	(6,590)
Gain from lease modification	—	(2,250)
Non-cash lease expense	1,701	1,432
Right-of-use asset amortization for finance lease	1,834	949
Changes in operating assets and liabilities:
Accounts receivable, net	(52,995)	(56,824)
Inventories, net	(9,000)	(2,026)
Prepaid expenses and other current assets	(7,726)	(4,360)
Non-current inventory and other assets	(907)	(3,223)
Accounts payable	13,432	19,631
Accrued expenses and other current liabilities	63,839	22,322
Operating lease liability	(1,397)	(191)
Net cash used in operating activities	(53,652)	(75,798)
Cash flows from investing activities
Purchases of equipment	(571)	(351)
Net cash used in investing activities	(571)	(351)
Cash flows from financing activities
Proceeds from draw down of debt	140,000	190,000
Payment of debt issuance costs	—	(3,638)
Repayment of debt	(140,000)	(191,988)
Payments on principal portion of finance lease obligation	(1,882)	(919)
Proceeds from issuance of common stock upon financing	19,817	52,283
Cash paid for common stock issuance costs	(297)	(910)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	51,949	28,696
Payment of contingent consideration	(6,312)	(4,488)
Payments of tax withholdings on stock awards	(12,135)	(5,224)
Net cash provided by financing activities	51,140	63,812
Net decrease in cash	(3,083)	(12,337)
Cash at beginning of period	322,933	315,353
Cash at end of period	$319,850	$303,016
Supplemental disclosures of cash flow information:
Interest paid	$5,969	$8,359
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	23,869
Finance lease right-of-use asset obtained in exchange for finance lease liability	10,427	2,360
Decrease in operating lease right-of-use asset due to lease modification	—	5,349
Decrease in operating lease liability due to lease modification	—	7,599

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines to improve the brain health of individuals living with central nervous system (“CNS”) conditions. Axsome has a broad and diverse commercial portfolio of four U.S. Food and Drug Administration (“FDA”) approved treatments for major depressive disorder, agitation associated with dementia due to Alzheimer’s disease (AADDAD), excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine. Additionally, Axsome is advancing a deep pipeline of numerous novel product candidates in early- to late-stage development targeting a range of serious, underserved conditions across psychiatry and neurology that collectively impact over 150 million people in the United States.

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

AUVELITY® (dextromethorphan-bupropion), also referred to as “AXS-05”, was developed by the Company and approved by the FDA in August 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of major depressive disorder in adults (MDD). The Company initiated the commercial availability of AUVELITY in October 2022. In April 2026, the FDA approved AUVELITY for the treatment of AADDAD. The Company initiated the commercial launch of AUVELITY for the treatment of AADDAD in June 2026.

SYMBRAVO® (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist that was developed by the Company and approved by the FDA in January 2025 for the acute treatment of migraine with or without aura in adults. The Company initiated the commercial availability of SYMBRAVO in June 2025.

In November 2025, the Company acquired global rights to AXS-17, a novel oral GABAA receptor α2,3 subtype-selective positive allosteric modulator (PAM). The Company plans to evaluate AXS-17 as a potential treatment for epilepsy. In December 2025, the Company acquired global rights to deuterium-stabilized S-bupropion. In the first quarter of 2026, the Company acquired AXS-20, a selective PDE10A inhibitor. The Company plans to initially develop AXS-20 in schizophrenia and Tourette syndrome.

The Company refers herein to AUVELITY, SUNOSI, SYMBRAVO (also referred to as “AXS-07”), AXS-12, AXS-14, AXS-17, AXS-20 and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of June 30, 2026, the Company had an accumulated deficit of $1,421.8 million.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company’s goods to the customer, as that is when the customer has obtained control of significantly all of the economic benefits and the Company obtains a right of payment.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approvals for SYMBRAVO and AUVELITY to treat AADDAD in January 2025 and April 2026, respectively, and commenced commercial sales in June 2025 and June 2026, respectively. See Note 13. Revenues for a further breakout of product sales, net.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of June 30, 2026, the balance of cash and cash equivalents was $319.9 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At June 30, 2026, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. See Note 3. Accounts Receivable, net below for further information.

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

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of June 30, 2026, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the six months ended June 30, 2026. The balance of goodwill was $12.0 million at both June 30, 2026 and December 31, 2025.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the six months ended June 30, 2026.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, short-term and long-term debt, and current and non-current contingent consideration. The Company’s Level 1 financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities. They are considered Level 1 as the carrying values reported in the accompanying consolidated financial statements approximate their respective fair values due to their short-term maturities. The carrying value of debt on the Company’s balance sheet is estimated to approximate its fair value. The Company’s Level 3 financial instruments include current and non-current contingent consideration due to the significant unobservable inputs required in determining their respective fair values.

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

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. As of June 30, 2026, the Company did not have an allowance for doubtful accounts balance and did not experience any significant credit losses. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three and six months ended June 30, 2026, advertising costs were $55.1 million and $114.5 million, respectively. For the three and six months ended June 30, 2025, advertising costs were $36.0 million and $63.7 million, respectively.

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

The Company recorded a tax expense of $0.1 million for the three and six months ended June 30, 2026, primarily related to its Canadian operations. The tax expense for Canada was calculated using a separate estimated annual effective tax rate. The Company maintains full valuation allowances against its deferred tax assets in its other material jurisdictions and does not expect to realize a tax benefit from its projected annual losses. Accordingly, no income tax benefit was recognized for year-to-date losses in those jurisdictions.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of June 30, 2026, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Trade receivables	$305,990	$246,674
Less: Reserves for variable consideration	(28,531)	(22,210)
Accounts receivable, net	$277,459	$224,464

Note 4. Inventory

Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$12,493	$10,377
Work in process	16,829	17,836
Finished goods	19,397	11,280
Total	$48,719	$39,493

There were no material inventory reserves or write downs of any excess and obsolete inventory as of June 30, 2026. Non-current inventory, which consists of raw materials and work in process inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	June 30, 2026	December 31, 2025
Balance sheet classification
Inventories, net	$37,883	$27,938
Non-current inventory and other assets	10,836	11,555
Total	$48,719	$39,493

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2025
Finite-lived intangible asset	$63,800	$23,281	$40,519	7-years
Balance at June 30, 2026
Finite-lived intangible asset	$63,800	$26,442	$37,358	6-years

Based on the finite-lived intangible asset recorded as of June 30, 2026, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2026	$3,214
2027	6,375
2028	6,392
2029	6,375
2030	6,375
Thereafter	8,627
Total	$37,358

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays royalty on U.S. net sales of SUNOSI to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $11.2 million and non-current contingent consideration liability of $69.1 million in the consolidated balance sheet as of June 30, 2026.

The fair value of financial instruments measured on a recurring basis is as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$155,545	$—	$—	$155,545
Liabilities:
Contingent consideration	$—	$—	$80,334	$80,334

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$173,111	$—	$—	$173,111
Liabilities:
Contingent consideration	$—	$—	$87,552	$87,552

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at June 30, 2026. Changes in fair value of the contingent consideration liabilities as of June 30, 2026 are as follows:

Contingent consideration
Balance at December 31, 2025	$87,552
Adjustment to fair value	(906)
Payments	(6,312)
Balance at June 30, 2026 (Level 3)	$80,334

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of June 30, 2026	As of December 31, 2025
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	18.7%	14.9%
		Revenue discount rate	16.4% - 19.4%	17.2% - 20.2%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued research and development	$10,833	$8,654
Accrued compensation	32,937	36,938
Accrued selling, general, and administrative	37,238	26,423
Accrued sales discounts, rebates, and allowances	204,632	150,247
Accrued royalties	8,464	7,902
Accrued interest	43	43
Accrued taxes	—	101
Finance lease liability, current	5,485	2,545
Total	$299,632	$232,853

Note 8. Loan and Security Agreement

Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.

For the purposes of this Note 8, capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Blackstone Loan Agreement (as defined below).

On May 8, 2025 (the “Closing Date”), the Company entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”). The Blackstone Loan Agreement provides for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to the Company on the Closing Date, (ii) a $180.0 million senior secured term loan available to the Company at its option, of which $90.0 million was available until May 31, 2026 and the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”), and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at the Company’s option (the “Revolver” and, together with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits the Company, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred.

On June 26, 2026, the Company entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and the Company’s Permitted Indebtedness (as defined in the Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. The proceeds of the Term Loans were used, together with cash on hand, to repay in full the Company’s obligations under the Hercules Loan Agreement (as defined below). As of June 30, 2026, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The Company had allowed the Term Loan commitment of $90.0 million, which remained available to the Company at its option until May 31, 2026, to expire undrawn. The remaining $90.0 million of Term Loan commitment is available to the Company at its option until May 31, 2027. As of June 30, 2026, $20.0 million remained available and undrawn under the Revolver, representing the difference between the $90.0 million of Revolving Credit Commitments and the outstanding balance thereunder. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In July 2026, the Company repaid the entire outstanding balance as of June 30, 2026 under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for both the six months ended June 30, 2026 and 2025. The Revolver bears interest at SOFR plus a margin of 4.00%. If an Event of Default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 7.73% and 7.67% as of June 30, 2026 and December 31, 2025, respectively. The Loans mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of June 30, 2026, the remaining unamortized balance of deferred assets was $0.9 million.

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

In connection with the Blackstone Loan Agreement, Antecip consented to the collateral assignment of one of the license agreements, among other things, under a direct agreement among the Company, Antecip, a related party, and Blackstone. This new direct agreement superseded the prior direct agreement among the Company, Antecip and Hercules Capital, Inc. (“Hercules”) that had been entered into in connection with the Hercules Loan Agreement, which terminated automatically upon repayment of the Hercules loan obligations in full on May 8, 2025.

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

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of $10.4 million in the Company’s consolidated statement of operations. As of June 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	June 30, 2026	December 31, 2025
Total outstanding debt, long-term	$120,000	$120,000
Less: unamortized debt discount, long-term	(2,042)	(2,254)
Loan payable, long-term	$117,958	$117,746

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$2,736	$3,639	$5,504	$8,117
Amortization of final payment fee	—	134	—	527
Amortization of debt discount related issuance costs and warrants	164	183	323	457

Scheduled principal payments on outstanding debt, long-term, as of June 30, 2026, are as follows:

2026	$—
2027	—
2028	—
2029	—
2030	120,000
Thereafter	—
Total principal payments outstanding	$120,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (the “Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of June 30, 2026 and December 31, 2025, the remaining lease term for the Company’s operating lease was 4.8 years and 5.3 years, respectively, and the discount rate was 7.12% as of each date. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the six months ended June 30, 2026, the Company recognized a right-of-use asset and lease liability, both, of $10.4 million in connection to this lease. As of June 30, 2026, right-of-use asset and lease liability related to the finance lease were both $14.5 million, and the weighted average remaining lease term was 2.9 years, with a weighted average discount rate of 9.15%. As of December 31, 2025, right-of-use asset and lease liability related to the finance lease were $6.6 million and $6.8 million, respectively, and the weighted average remaining lease term was 2.8 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,261	$1,247	$2,522	$2,218
Finance lease expense:
Amortization of right-of-use assets	1,155	537	1,834	949
Interest on lease liabilities	301	130	465	243

Future minimum lease payments of the Company’s leases as of June 30, 2026 were as follows:

	Operating lease	Finance lease
2026	$(189)	$3,375
2027	4,791	5,807
2028	4,807	4,769
2029	11,284	2,400
2030	5,032	4
Thereafter	1,285	—
Total lease payments	27,010	16,355
Less: imputed interest	(4,790)	(1,840)
Present value of lease liabilities	$22,220	$14,515

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

Stockholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al.in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The SDNY derivative complaints arise out of similar allegations as those made in a now-resolved securities class action relating to the Company’s AXS-07 product (the “Securities Class Action”). The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Section 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and were stayed pending further proceedings in the Securities Class Action. On November 25, 2025, the plaintiffs filed an amended complaint. On February 13, 2026, the defendants moved to dismiss the amended complaint. The motion to dismiss is fully briefed and the parties await the Court’s decision.

On September 23, 2025, John Wickstrom filed a stockholder derivative complaint captioned Wickstrom v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On September 29, 2025, John Gildea filed a stockholder derivative complaint captioned Gildea v. Herriot Tabuteau, et al. in the Court of Chancery of the State of Delaware against the Company’s current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The Delaware derivative complaints arise out of similar allegations as those made in the Securities Class Action and the SDNY derivative action. The plaintiffs assert claims for breach of fiduciary duties, unjust enrichment, and corporate waste against all of the defendants. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. On November 6, 2025, the court consolidated the actions and designated the complaint in the Wickstrom action as the operative complaint. On February 2, 2026, the defendants moved to dismiss the complaint. On July 9, 2026, the court granted defendants’ motion and dismissed the complaint with prejudice.

SUNOSI Paragraph IV Litigation

On September 13, 2023, the Company commenced a patent infringement action against six generic drug companies relating to each company’s Abbreviated New Drug Application (“ANDA”) for SUNOSI. The generic drug companies were: Hikma Pharmaceuticals USA, Inc. (“Hikma”); Unichem Laboratories Ltd. (“Unichem”); Sandoz Inc (“Sandoz”); Hetero USA, Inc., Hetero Labs Limited Unit-V, and Hetero Labs Ltd. (collectively, “Hetero”); Alkem Laboratories Ltd. (“Alkem”); and Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”). This action was captioned Axsome Malta Ltd. & Axsome Therapeutics, Inc. v. Alkem Laboratories Ltd., et al. No. 2:23-cv-20354 in the U.S. District Court for the District of New Jersey, or the NJ District Court. Between December 2023 and February 2026, the Company commenced several additional related patent infringement actions against the defendants.

The Company has executed settlement agreements with all current ANDA filers. Each ANDA filer agrees not to launch its generic solriamfetol product until September 1, 2040, if pediatric exclusivity is granted for SUNOSI, or on or after March 1, 2040, if no pediatric exclusivity is granted, or earlier under certain circumstances. Specifically, the Company entered into settlement agreements with Unichem on June 4, 2024, with Hikma on March 2, 2025, with Hetero on May 21, 2025, with Alkem on February 13, 2026, and with Aurobindo on June 2, 2026. Additionally, on August 21, 2024, the Company reached an agreement to dismiss the actions pending against Sandoz Inc. No actions remain pending.

SYMBRAVO Paragraph IV Litigation

On September 26, 2025, the Company commenced a patent infringement action against Apotex Inc. (“Apotex”) relating to Apotex’s ANDA for SYMBRAVO. This action is captioned Axsome Therapeutics, Inc. v. Apotex, Inc., No. 1:25-cv-16038 in the NJ District Court. On March 10, 2026, Apotex filed a motion for judgment on the pleadings to dismiss certain of the asserted patents. The motion is fully briefed, but the Court has not yet ruled on Apotex’s motion. The action is currently in fact discovery.

The Company believes that its assertions in pending legal proceedings have merit and does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on its financial position. As of June 30, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were both probable and reasonably estimable.

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

Under the March 2022 Sales Agreement, for the three months ended June 30, 2026, the Company received approximately $13.5 million in gross proceeds through the sale of 54,644 shares, of which net proceeds were approximately $13.3 million. For the six months ended June 30, 2026, the Company received approximately $19.8 million in gross proceeds through the sale of 90,446 shares, of which net proceeds were approximately $19.5 million under the March 2022 Sales Agreement.

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

Equity Incentive Plan

In October 2015, the Board adopted the 2015 Omnibus Incentive Compensation Plan, as amended from time to time (the “2015 Plan”) and the Company’s stockholders approved the 2015 Plan in November 2015. In April 2025, the Board adopted the Company’s 2025 Long-Term Incentive Plan (“2025 Plan”) and the Company’s stockholders approved the 2025 Plan in June 2025. The Company will make all future equity awards from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of June 30, 2026, there were 1,993,655 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of June 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	7,034,278	$51.98
Granted	—	—
Exercised	(1,061,762)	42.96
Forfeited/Canceled	(70,937)	79.90
Outstanding at June 30, 2026	5,901,579	$53.27	5.4	$1,130,181
Vested and expected to vest at June 30, 2026	5,901,579	$53.27	5.4	$1,130,181
Exercisable at June 30, 2026	4,771,457	$45.33	5.0	$951,605

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

As of June 30, 2026, there was $68.3 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of June 30, 2026, total compensation cost not yet recognized related to nonvested RSUs was $157.0 million, which is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of RSUs lapsed during the six months ended June 30, 2026 was $34.1 million.

The following table sets forth the RSU activity for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	1,012,809	$90.93
Granted	695,719	162.32
Vested	(328,316)	72.31
Forfeited	(45,917)	123.29
Nonvested at June 30, 2026	1,334,295	$131.62

Performance Stock Units

In February 2025, the Company granted PSUs to the executive officers. Vesting of these PSUs is subject to achievement of specified performance goals, which include achieving revenue, clinical, and regulatory targets over a three-year performance period.

In April 2026, the Company granted an additional award of PSUs to its executive officers. Vesting of these PSUs is subject to achievement of specified performance goals, which include achieving revenue and commercialization targets over a three-year performance period.

For both awards, the actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of June 30, 2026, total compensation cost not yet recognized related to nonvested PSUs was $9.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table sets forth the PSU activity for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	64,281	$94.39
Granted	55,386	138.42
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2026	119,667	$114.77

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The ESPP has consecutive offering periods that begin on or about June 1st of each year with a duration of 12 months. The Company commenced the third offering period pursuant to the ESPP on June 1, 2025, and such offering ended on May 31, 2026.

During the six months ended June 30, 2026, 68,643 common shares have been purchased and issued pursuant to the ESPP, and $0.6 million and $1.2 million of expenses were recorded for the three and six months ended June 30, 2026. During the six months ended June 30, 2025, 59,607 common shares have been purchased and issued pursuant to the ESPP, and $0.5 million and $0.8 million of expenses were recorded for the three and six months ended June 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$7,739	$6,941	$14,642	$13,400
Selling, general and administrative	19,409	17,670	35,944	34,519
Total	$27,148	$24,611	$50,586	$47,919

Stock-based compensation expense capitalized into inventory totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product sales when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2025	79,220	$56.80
Issued	—	—
Exercised	(50,796)	46.75
Outstanding at June 30, 2026	28,424	$74.75

In connection with the entry into the Third Amendment to the Hercules Loan Agreement, which the Company entered into in January 2023, Hercules received warrants to purchase an aggregate of 18,724 shares of the Company’s common stock at an exercise price of $73.43 per share, and in connection with the draw down of the Tranche 1C Advance, Hercules received warrants to purchase 9,700 shares of the Company’s common stock at an exercise price of $77.31 per share (collectively, the “2023 warrants”). In connection with the entry into the Second Amendment, Hercules received warrants to purchase an aggregate of 35,255 shares of the Company’s common stock at an exercise price of $31.91 per share (the “2022 warrants”), and in connection with the first advance of the 2020 Term Loan, Hercules received warrants to purchase an aggregate of 15,541 shares of the Company’s common stock at an exercise price of $80.43 per share (the “2020 warrants”).

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

During the six months ended June 30, 2026, Hercules exercised the 2020 warrants and the 2022 warrants on a cashless basis in accordance with the net issuance provisions of the warrants, resulting in the net issuance of 40,177 shares of the Company’s common stock. The Company received no cash proceeds in connection with the exercise. The 2023 warrants remained outstanding as of June 30, 2026.

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per common share:
Net loss	$(51,314)	$(47,973)	$(115,856)	$(107,386)
Weighted average common shares outstanding—basic and diluted	51,799,708	49,442,001	51,500,690	49,158,159
Net loss per common share—basic and diluted	$(0.99)	$(0.97)	$(2.25)	$(2.18)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2026	2025
Stock options	5,901,579	8,090,273
Restricted stock units	1,970,631	1,526,153
Performance stock units	119,667	64,281
Warrants	28,424	79,220
ESPP	55,121	92,598
Total	8,075,422	9,852,525

Note 13. Revenues

The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States through the Distributors. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the six months ended June 30, 2026, the Company’s three largest customers represented approximately 38%, 27%, and 24% of the Company’s gross product sales.

Royalty revenue is related to the sales of SUNOSI by Pharmanovia in certain ex-U.S. markets and milestone revenue consists of $0.5 million related to an achievement of a regulatory milestone for AUVELITY recorded in the first quarter of 2026 and $0.5 million related to an achievement of a developmental milestone for SUNOSI recorded in the second quarter of 2026.

The following table presents a summary of total revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product sales, net
AUVELITY	$180,282	$119,642	$332,978	$215,873
SUNOSI	33,820	28,907	66,451	53,034
SYMBRAVO	2,253	410	6,326	410
Total product sales, net	216,355	148,959	405,755	269,317
AUVELITY milestone revenue	—	—	500	—
SUNOSI milestone revenue	546	—	546	—
SUNOSI royalty revenue	1,474	1,083	2,777	2,188
Total revenues	$218,375	$150,042	$409,578	$271,505

The following table presents a summary of total revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product sales, net
United States	$215,367	$146,446	$404,239	$265,859
Outside of the United States	988	2,513	1,516	3,458
Total product sales, net	216,355	148,959	405,755	269,317
Royalty and milestone revenue
United States	—	—	500	—
Outside of the United States	2,020	1,083	3,323	2,188
Total revenues	$218,375	$150,042	$409,578	$271,505

For the six months ended June 30, 2026, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.2 million for AUVELITY, $2.4 million for SUNOSI, and $0.1 million for SYMBRAVO. For the six months ended June 30, 2025, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.1 million for AUVELITY and $0.9 million for SUNOSI.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 was met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.5 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI. No other development or sales-based milestones were recognized during the three and six months ended June 30, 2026 and 2025.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and six months ended June 30, 2026 and 2025, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as AUVELITY) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of AUVELITY (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. The Company recorded royalty expense due to Antecip of $5.3 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively, which is equal to 3.0% of net sales of AUVELITY. This is considered to be a related party transaction.

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

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to SUNOSI excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of SUNOSI, and additionally, the Company is committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones. During the three and six months ended June 30, 2026 and 2025, no milestone payments were made to SK or Aerial by the Company.

Note 17. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(51,186)	$(48,933)	$(115,728)	$(108,346)
Income tax benefit (expense)	(128)	960	(128)	960
Effective tax rate	0.3%	(2.0)%	0.1%	(0.9)%

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

The Company recorded a tax expense of $0.1 million for the three and six months ended June 30, 2026. The tax expense is primarily related to unfavorable return-to-provision adjustments attributable to certain foreign tax returns filed during June 2026. For the three and six months ended June 30, 2025, the Company recorded a discrete income tax benefit of $1.0 million. The discrete tax benefit is related to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025.

The Company did not have any unrecognized tax benefits as of June 30, 2026 related to uncertain tax positions that would impact the effective income tax rate if recognized.

During the quarter ended March 31, 2026, the IRS completed its examination of the Company’s U.S. federal income tax returns for the 2021 tax year. The IRS made adjustments to the Company’s R&D and Orphan Drug tax credit carryforwards, however these adjustments did not have a material impact on the Company’s consolidated financial statements because the tax credits were fully offset by the valuation allowance. The Company is not currently under examination at the state level. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2012 and, as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The Company is currently under examination by the Canada Revenue Agency for the Company’s 2024 and 2025 Canadian income tax returns.

Note 18. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense due to Antecip of $5.3 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively, which equal 3.0% of net sales of AUVELITY for those respective periods.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues	$218,375	$150,042	$409,578	$271,505
Less:
Cost of revenue (excluding amortization and depreciation)	13,564	13,448	28,289	23,237
Research and development expense (excluding stock-based compensation expense):
Solriamfetol	13,397	10,770	24,628	22,576
AXS-05	11,491	14,564	22,395	29,041
AXS-07	4,584	6,075	10,054	10,554
AXS-12	2,399	1,737	3,887	4,146
AXS-14	3,544	6,225	6,240	7,411
Other research and development(a)	3,073	3,229	17,058	7,198
General and administrative expense (excluding stock-based compensation expense)	24,615	13,234	46,639	24,884
Selling and marketing expense (excluding stock-based compensation expense)	164,113	99,376	310,550	191,664
Stock-based compensation expense	27,148	24,611	50,586	47,919
Gain in fair value of contingent consideration	(1,496)	(8,102)	(906)	(6,590)
Interest expense, net(b)	1,540	1,834	2,725	4,265
Other segment items(c)	1,717	11,014	3,289	12,586
Segment net loss	(51,314)	(47,973)	$(115,856)	$(107,386)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	(51,314)	(47,973)	$(115,856)	$(107,386)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.
(b)
Interest expense, net of $1,540 for the three months ended June 30, 2026 comprises (i) consolidated interest expense of $3,200 and (ii) consolidated interest income of $1,660. Interest expense, net of $2,725 for the six months ended June 30, 2026 comprises (i) consolidated interest expense of $6,292 and (ii) consolidated interest income of $3,567. Interest expense, net of $1,834 for the three months ended June 30, 2025 comprises (i) consolidated interest expense of $4,086 and (ii) consolidated interest income of $2,252. Interest expense, net of $4,265 for the six months ended June 30, 2025 comprises (i) consolidated interest expense of $9,344 and (ii) consolidated interest income of $5,079.
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

Commercial Products

Our commercial products are our primary sources of revenue and are expected to be key contributors to future revenue growth.

AUVELITY®

AUVELITY (dextromethorphan and bupropion) was developed by Axsome and approved by the FDA in August 2022 for the treatment of MDD (as defined below) in adults. We launched AUVELITY in the U.S. in October 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist approved for MDD in adults and the only oral antidepressant with rapid-acting efficacy reflected in the FDA label. In April 2026, the FDA approved AUVELITY for the treatment of agitation associated with dementia due to Alzheimer’s disease (AADDAD). We initiated the commercial launch of AUVELITY for the treatment of AADDAD in June 2026. AUVELITY utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components.

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

Pipeline

We are advancing a diversified CNS pipeline of potentially transformative medicines for serious neurological and psychiatric conditions. As part of our ongoing research and development activities, we have and will continue to allocate significant resources to support the development of our product candidates.

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components.

Solriamfetol is a novel, oral, investigational DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder (“ADHD”), binge eating disorder (“BED”), major depressive disorder (“MDD”) with EDS symptoms, and excessive sleepiness associated with shift work disorder (“SWD”). In March 2025, we announced positive topline results from the FOCUS Phase 3 trial of solriamfetol in ADHD in adults. We recently announced the initiations of the FOCUS-2 and FOCUS-3 studies, Phase 3, randomized, double-blind, placebo-controlled, multicenter trials evaluating the efficacy and safety of solriamfetol in children and adolescents with ADHD, respectively. In February 2026, we initiated the CLARITY study, a Phase 3, double-blind, placebo-controlled, multicenter randomized withdrawal trial of solriamfetol in patients with MDD with EDS symptoms. Enrollment for the ENGAGE and SUSTAIN Phase 3 trials of solriamfetol in BED and SWD, respectively, are ongoing.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. We have completed three positive Phase 2 and Phase 3, placebo-controlled efficacy trials and a long-term safety trial. In July 2026, the FDA accepted for filing the Company’s New Drug Application (NDA) for AXS-12 for the treatment of cataplexy in narcolepsy. The FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of May 1, 2027. AXS-12 was previously granted FDA Orphan Drug Designation for narcolepsy.

AXS-14 (esreboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor being developed for the management of fibromyalgia. The efficacy and safety of AXS-14 have previously been demonstrated in completed, positive Phase 2 and Phase 3 clinical trials. In January 2026, we initiated the FORWARD study, a Phase 3, double-blind, placebo-controlled, multicenter, randomized withdrawal trial of AXS-14 in patients with fibromyalgia.

AXS-17 is a novel, oral, investigational GABAA α2,3 receptor positive allosteric modulator that we acquired in November 2025. We plan to evaluate AXS-17 as a potential treatment for epilepsy.

AXS-20 is a novel, oral, investigational phosphodiesterase 10A (PDE10A) inhibitor that we acquired from Takeda in the first quarter of 2026. AXS-20 has completed a proof-of-concept Phase 2 trial in 164 patients with schizophrenia and has demonstrated a favorable safety and tolerability profile in clinical studies in over 360 individuals to date. We plan to evaluate AXS-20 as a potential treatment for schizophrenia and Tourette syndrome.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $115.9 million and $107.4 million for the six months ended June 30, 2026 and 2025, respectively. Our accumulated deficit as of June 30, 2026 was $1,421.8 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $218.4 million and $150.0 million in the three months ended June 30, 2026 and 2025, respectively, and $409.6 million and $271.5 million in the six months ended June 30, 2026 and 2025, respectively.

Additionally, in the first quarter of 2026, we recorded a milestone revenue of $0.5 million related to an achievement of a regulatory milestone for AUVELITY and in the second quarter of 2026, we recorded a milestone revenue of $0.5 million related to a developmental milestone for SUNOSI.

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

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Territory. We recognized royalty revenue of $1.5 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI.

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

Fair value in contingent consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). The royalty payments due to Jazz are a high single-digit royalty on our U.S. net sales of SUNOSI in the current indication and a mid single-digit royalty on our U.S. net sales of SUNOSI for future indications. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations in the period the change is recognized. We estimate the fair value of the contingent consideration as of the acquisition date and reporting periods thereafter using the estimated future cash outflows based on future sales.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$216,355	$148,959	$405,755	$269,317
Royalty revenue and milestone revenue	2,020	1,083	3,823	2,188
Total revenues	218,375	150,042	409,578	271,505
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	13,564	13,448	28,289	23,237
Research and development	46,227	49,541	98,904	94,326
Selling, general and administrative	208,137	130,280	393,133	251,067
Gain in fair value of contingent consideration	(1,496)	(8,102)	(906)	(6,590)
Intangible asset amortization	1,589	1,589	3,161	3,161
Total operating expenses	268,021	186,756	522,581	365,201
Loss from operations	(49,646)	(36,714)	(113,003)	(93,696)
Interest expense, net	(1,540)	(1,834)	(2,725)	(4,265)
Loss on debt extinguishment	—	(10,385)	—	(10,385)
Loss before income taxes	(51,186)	(48,933)	(115,728)	(108,346)
Income tax benefit (expense)	(128)	960	(128)	960
Net loss	$(51,314)	$(47,973)	$(115,856)	$(107,386)
Net loss per common share, basic and diluted	$(0.99)	$(0.97)	$(2.25)	$(2.18)
Weighted average common shares outstanding, basic and diluted	51,799,708	49,442,001	51,500,690	49,158,159

Product sales, net. AUVELITY U.S. net sales were $180.3 million and $333.0 million for the three and six months ended June 30, 2026, respectively, as compared to $119.6 million and $215.9 million for the same periods in 2025. SUNOSI net sales were $33.8 million and $66.5 million for the three and six months ended June 30, 2026, respectively, as compared to $28.9 million and $53.0 million for the same periods in 2025. We began commercial sales of SYMBRAVO in June 2025 and had U.S. net sales of $2.3 million and $6.3 million for the three and six months ended June 30, 2026, respectively, as compared to $0.4 million for the three months ended June 30, 2025. There were no SYMBRAVO sales recorded during the three months ended March 31, 2025. The increases in product sales were primarily due to the increase in unit sales volume for both AUVELITY and SUNOSI.

The following table summarizes the activity of our sales allowance and reserves as of and for the six months ended June 30, 2026 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2025	$105,003	$22,210	$45,242	$172,455
Provisions	256,803	93,406	69,964	420,173
Payments/credits	(234,576)	(87,077)	(37,815)	(359,468)
Balance at June 30, 2026	$127,230	$28,539	$77,391	$233,160

Royalty revenue and milestone revenue. Royalty revenue was $1.5 million and $2.8 million for the three and six months ended June 30, 2026, respectively, as compared to $1.1 million and $2.2 million for the same periods in 2025, attributable to Pharmanovia sales of SUNOSI in the out-licensed markets. The increase was in line with the increase in unit sales volume of SUNOSI in certain ex-U.S. markets. Further, we recognized milestone revenue of $0.5 million related to a regulatory milestone for AUVELITY in the first quarter of 2026 and $0.5 million related to a developmental milestone for SUNOSI in the second quarter of 2026.

Cost of revenue. Cost of revenue was $13.6 million and $28.3 million for the three and six months ended June 30, 2026, respectively, as compared to $13.4 million and $23.2 million for the same periods in 2025. The increase was in line with the increase in sales of AUVELITY and SUNOSI, the commercial launch of AUVELITY for the treatment of AADDAD in June 2026, and the commercial launch of SYMBRAVO in June 2025.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Solriamfetol	$13,397	$10,770	$24,628	$22,576
AXS-05	11,491	14,564	22,395	29,041
AXS-07	4,584	6,075	10,054	10,554
AXS-12	2,399	1,737	3,887	4,146
AXS-14	3,544	6,225	6,240	7,411
Other research and development (*)	3,073	3,229	17,058	7,198
Stock-based compensation	7,739	6,941	14,642	13,400
Total research and development expenses	$46,227	$49,541	$98,904	$94,326

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.

Research and development expenses decreased by $3.3 million and increased by $4.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the three months period was primarily due to lower spending on AXS-05, driven by the timing of clinical study activities, along with lower costs for AXS-14, reflecting regulatory costs incurred in the prior year period. This was partially offset by higher spending on solriamfetol. The increase for the six months period was primarily due to asset acquisition costs related to AXS-20, which were partially offset by lower spending on AXS-05, driven by the timing of clinical study activities. We expect research and development costs to moderately increase as our recently started clinical trials further enroll.

Selling, general and administrative. Selling, general and administrative expenses were $208.1 million and $393.1 million for the three and six months ended June 30, 2026, respectively, as compared to $130.3 million and $251.1 million for the same periods in 2025. The increases in both comparable periods were primarily related to pre-launch activities for AUVELITY for the treatment of AADDAD, higher commercial activities for AUVELITY including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO which was launched in June 2025, and higher personnel costs related to organizational growth. We anticipate SG&A expenses to marginally increase through the end of 2026 as we continue commercial activities for AUVELITY and SYMBRAVO.

Gain in Fair Value of Contingent Consideration. The $1.5 million and $0.9 million changes for the three and six months ended June 30, 2026, respectively, as compared to $8.1 million and $6.6 million changes for the same periods in 2025, were primarily related to changes in significant assumptions, including future sales estimates, and significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended June 30, 2026 and 2025 and $3.2 million for both the six months ended June 30, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.5 million and $2.7 million for the three and six months ended June 30, 2026, respectively, as compared to $1.8 million and $4.3 million for the same periods in 2025. The decrease was due to lower interest expense from the Blackstone Loan Agreement, which was partially offset by less interest income from lower interest rates.

Income tax expense. We recorded an income tax expense of $0.1 million for the three and six months ended June 30, 2026. We recorded an income tax benefit of $1.0 million for the same periods in 2025.

Net loss. Net loss was $51.3 million and $115.9 million for the three and six months ended June 30, 2026, respectively, as compared to $48.0 million and $107.4 million for the same periods in 2025. The increase was primarily due to higher selling, general and administrative expenses from commercial activities for AUVELITY, including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO, and higher personnel costs related to organizational growth. This was partially offset by higher net product sales from AUVELITY, SUNOSI, and SYMBRAVO.

Liquidity and Capital Resources

Since our inception through June 30, 2026, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

In March 2022, we entered into a sales agreement with Leerink, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our sales agreement, dated December 5, 2019.

Under the March 2022 Sales Agreement, for the six months ended June 30, 2026, we received approximately $19.8 million in gross proceeds through the sale of 90,446 shares, of which net proceeds were approximately $19.5 million.

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

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of June 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(53,652)	$(75,798)
Investing activities	(571)	(351)
Financing activities	51,140	63,812
Net decrease in cash	$(3,083)	$(12,337)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2026 was $53.7 million, as compared to $75.8 million for the same period in 2025. The decrease of $22.1 million was primarily due to higher net product revenues from AUVELITY, SUNOSI, and SYMBRAVO, which was partially offset by increased cash used for commercial and clinical-related activities.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2026 was $571 thousand, as compared to $351 thousand for the same period in 2025. The increase was due to higher purchases of equipment in the current year to support increased headcount.

Financing Activities. Cash provided by financing activities was $51.1 million for the six months ended June 30, 2026, which primarily included proceeds of $51.9 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP as well as net proceeds of $19.5 million from issuance of common stock for financing purposes, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $18.4 million. Financing activities also include $140.0 million in gross proceeds from the Blackstone revolving credit facilities and $140.0 million in repayments for the Blackstone revolving credit facilities. Cash provided by financing activities was $63.8 million for the six months ended June 30, 2025, which included net proceeds of $186.4 million from draw-downs related to the Blackstone Loans and net proceeds of $51.4 million from issuance of common stock for financing purposes as well as proceeds of $28.7 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by the repayment of the Hercules Loan, for a total of $192.0 million, and payments of contingent consideration and tax withholdings on stock awards, for a total of $9.7 million.

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

Loan Agreement with Blackstone

On the Closing Date, we entered into the Blackstone Loan Agreement with Blackstone, certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, and the Lenders, providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at our option, of which $90.0 million was available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred.

On June 26, 2026, the Company entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and the Company’s Permitted Indebtedness (as defined in the Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of $10.4 million in the consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries. The Company had allowed the Term Loan commitment of $90.0 million, which remained available to the Company at its option until May 31, 2026, to expire undrawn.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of June 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Employees and Human Capital Management

As of August 3, 2026, we had 1,346 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $319.9 million and $322.9 million as of June 30, 2026 and December 31, 2025, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, which use short-term interest rates and the SOFR, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on June 30, 2026 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2026, there have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review, and they will not increase the likelihood that our product candidates will receive marketing approval.
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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred a history of losses and our ability to maintain profitability in the future remains uncertain. Our net loss was $115.9 million and $107.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,421.8 million. In 2022, we commenced the commercial sale of AUVELITY to treat MDD in the United States and SUNOSI in the United States and select global markets. In January 2025, SYMBRAVO was approved by the FDA for the acute treatment of migraine with or without aura in adults and commenced commercial sales in June 2025. Additionally, in April 2026, the FDA approved an expanded indication for AUVELITY to treat agitation associated with dementia due to Alzheimer’s disease (AADDAD). Apart from AUVELITY, SUNOSI, and SYMBRAVO, we have no other products which have received regulatory approval.

We expect to continue to incur substantial expenses and operating losses for the foreseeable future, as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing, and manufacturing expenses related to the commercialization of AUVELITY, SUNOSI, SYMBRAVO, and any other product candidate which the FDA may approve or which we may in-license. We anticipate that our expenses will increase substantially as we:

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

On May 8, 2025 (the “Closing Date”), we entered into a loan agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, the “Blackstone Representative” and referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors, Wilmington Trust, National Association, in its capacity as administrative agent, collateral agent and security trustee (“Wilmington Trust”), and the lenders from time to time party thereto (collectively, the “Lenders”), providing for loans in an aggregate principal amount of up to $570.0 million, consisting of (i) a first lien senior secured term loan in an aggregate principal amount of $120.0 million funded to us on the Closing Date, (ii) a $180.0 million senior secured term loan which is available to us at the Company’s option, of which $90.0 million was available to us until May 31, 2026, and of which the remaining $90.0 million is available until May 31, 2027 (the “Term Loans”) and (iii) a super senior revolving credit facility in an aggregate principal amount of up to $70.0 million available at our option (the “Revolver” and collectively with the Term Loans, the “Loans”). The Blackstone Loan Agreement also permits us, subject to the consent of the Lenders, to request incremental term loans in an aggregate principal amount of up to $200.0 million at any time and on the same terms as the initial Term Loans, except that any call protection will be determined at the time the incremental term loans are incurred.

On June 26, 2026, the Company entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and the Company’s Permitted Indebtedness (as defined in the Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. The proceeds of the Term Loans were used, together with cash on hand, to repay in full our obligations under the Hercules Loan Agreement, which resulted in a recording of a loss on debt extinguishment of $10.4 million in the Company’s consolidated statement of operations. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries. The Company had allowed the Term Loan commitment of $90.0 million, which remained available to the Company at its option until May 31, 2026, to expire undrawn.

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

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Most recently, in June 2026, the European Union (“EU”) renewed its existing economic sanctions for an additional twelve months, keeping them in effect until July 31, 2027.

In addition, the United States and other countries maintain extensive sanctions and trade restrictions with respect to Iran. These measures could be modified, broadened in scope or subject to more rigorous enforcement in response to future developments involving Iran or the broader Middle East.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on the U.S. and global financial and economic markets. For example, from October 1, 2025 to November 12, 2025, the U.S. federal government experienced a shutdown due to an impasse over funding for the 2026 fiscal year, impacting a number of federal services, and the shutdown has since ended. In addition, the U.S. Department of Commerce conducted and completed national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962 (as amended, the “Trade Expansion Act”), which resulted in the issuance of a presidential proclamation in April 2026 that imposed tariffs on certain imports within the pharmaceutical industry. Further, the U.S. has announced and adopted a tariff framework that includes up to a 100% tariff on certain patented pharmaceuticals and related ingredients imported into the U.S., subject to available exemptions, reduced rates, and transitional relief, with phased effective dates beginning July 31, 2026 for certain large companies and September 29, 2026 for other importers. While imposition of such tariffs had previously been delayed to permit negotiations with large drug manufacturers, the tariffs have now been formally adopted while negotiations and exemptions continue. Recent developments indicate that certain companies may qualify for reduced-rate or zero-tariff treatment through approved onshoring plans and, in some cases, most favored nation (MFN) pricing agreements, although the scope, timing, and durability of such relief remain subject to governmental implementation and future policy changes. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs, if and as they are implemented along with other policy changes, could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Furthermore, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits, which were subsequently paused, modified, and ultimately terminated in February 2026 following a U.S. Supreme Court ruling invalidating the legal authority under which such tariffs were imposed. After the U.S. Supreme Court decision, on April 2, 2026, the U.S. administration issued a presidential proclamation pursuant to Section 232 of the Trade Expansion Act imposing tariffs on certain imported patented pharmaceutical products and associated pharmaceutical ingredients. In general, the U.S. administration has imposed up to a 100% tariff on imported patented pharmaceuticals and associated ingredients, subject to certain exceptions for certain products, and reduced-rate or zero-tariff treatment where companies have qualifying agreements with the U.S. administration regarding MFN drug pricing and/or onshore manufacturing. We are in the process of reviewing the proclamation and related implementation guidance, but we believe such tariffs will not have a material impact on our business at this time. Certain countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the U.S. administration reduced the tariffs imposed on most countries to 10 percent for a period of 90 days to allow trade negotiations with those countries. This pause was initially set to expire on July 9, 2025, but was extended thereafter, with significant tariff changes taking effect with certain countries on August 1, 2025. Tariffs remain a dynamic issue and have become a central part of the U.S. trade policy, undergoing continuous expansion and modification, including the imposition in February 2026 of a temporary 10% global import surcharge under separate statutory authority, although pharmaceuticals and pharmaceutical ingredients were identified among exempt categories under that temporary surcharge, and China’s tariffs being reduced in November 2025 and further actions in early 2026. Additionally, on January 17, 2026, President Trump announced proposed tariffs of 10%, increasing to 25% on June 1, 2026, on imports from eight European allies in connection with efforts to secure a ‘deal’ regarding Greenland, although the legal authority, scope and implementation of such proposed tariffs remain uncertain. It is presently unclear how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

The U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (“BCC”), which includes certain Chinese biotech firms; entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services. While we do not currently anticipate any material impact from the BIOSECURE Act, its requirements are expected to be implemented on a phased basis through future regulatory guidance and procurement rulemaking, and the scope of covered entities will depend on future designation processes. The BIOSECURE Act may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid and Medicare Part B.

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

As MFN policies are implemented and continue to evolve, changes to drug pricing could affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. Although certain MFN pricing initiatives have been announced or implemented, the details of future regulations, pricing models, enforcement mechanisms and related policies remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our drug candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased financial liability for manufacturers and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

Although we submitted NDAs to the FDA for AUVELITY to treat MDD (which was approved), SYMBRAVO (which was approved), and AXS-14 (which received a Refuse to File letter from the FDA, and which we plan to resubmit), as well as submitted a supplemental New Drug Application (sNDA) for AXS-05 to treat AADDAD (which was approved) and an NDA for AXS-12 for the treatment of cataplexy in narcolepsy (which was accepted for filing by the FDA in July 2026), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve their primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We conducted one interim analysis for the Phase 2/3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of AADDAD. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of additional subjects. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates depends on our ability to:

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

In addition, because we plan to file certain product candidates under an NDA submitted pursuant to 505(b)(2), we will rely, at least in part, upon a reference drug and published literature. For example, we have and/or intend to rely on third-party studies in the published literature as well as FDA findings of safety and efficacy for approved drug products containing the same active molecules in AXS-05. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on a reference drug or published literature, we could be required to conduct additional clinical trials or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development program. If we are unable to obtain approval for our pharmaceutical formulations through the 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. In addition, because we submitted NDAs for AUVELITY to treat MDD and SYMBRAVO pursuant to the 505(b)(2) process, we have not conducted certain additional clinical trials for these products and, as such, we will have less experience with actual testing of these products.

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/non-clinical studies, or we may abandon product development programs. For instance, we relied on the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia; however, we received a Refuse to File from the FDA. On January 15, 2026, we announced the initiation of the Phase 3 FORWARD trial, which we are conducting to address the FDA’s feedback. Furthermore, we submitted an NDA for AXS-12 for the treatment of cataplexy in narcolepsy, which was accepted by the FDA in July 2026 with a Prescription Drug User Fee Act (PDUFA) target action date of May 1, 2027. Although we relied on the Phase 2 CONCERT trial, Phase 3 SYMPHONY trial, and Phase 3 ENCORE trial to support the NDA for AXS-12 for the treatment of cataplexy and narcolepsy, the FDA could still require additional studies to support the approval of the NDA for this and other product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate will be materially impaired. Furthermore, there is the possibility that the FDA or comparable foreign regulatory authorities have not previously reviewed product candidates for the indications we are pursuing, such as AADDAD or smoking cessation. As a result, we may experience delays in regulatory approval due to uncertainties in the approval process.

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

The number of requests for additional data or information issued by the FDA has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by any of our current or future product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post‑marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of any of our current or future product candidates.

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

Known side effects for AUVELITY, SUNOSI, and SYMBRAVO are described on the approved labels for those products. In relation to further development efforts with respect to these compounds, different patient populations may react to these compounds differently. For example, AADDAD patients in the case of AXS-05 or ADHD patients in the case of solriamfetol may experience different side effects than patients taking these products for their currently approved indications. This is particularly true where different dosing, formulations or methods of administration are implicated.

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

Although Breakthrough Therapy, Fast Track, and other designations are designed to expedite the development and review of drugs, they may not ultimately lead to a faster approval process or faster development of regulatory review, and they will not increase the likelihood that our product candidates will receive marketing approval.

We have received a Fast Track product designation for AXS-05 for both the treatment of TRD as well as for the treatment of AADDAD, and we may seek Fast Track designation for our other current or future product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees.

We also received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of AADDAD, and we may seek Breakthrough Therapy designation for other current or future product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as Breakthrough Therapies by the FDA are also eligible for Priority Review if supported by clinical data at the time of the submission of the NDA; however, Priority Review does not guarantee FDA approval and could still lead to further data requests or denial.

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

For example, in early September 2025, following a presidential memorandum directing the FDA to “take appropriate action to enforce the Federal Food, Drug, and Cosmetic Act’s prescription drug advertising provisions, and otherwise ensure truthful and non-misleading information in direct-to-consumer (DTC) prescription drug advertisements”, the FDA issued more than 100 enforcement letters to pharmaceutical companies and compounding firms and other entities. Since that time, the FDA has continued to pursue enforcement activity in this area and has announced additional regulatory initiatives focused on DTC prescription drug advertising. In particular, HHS and the FDA have announced plans to pursue rulemaking designed to require more extensive risk disclosure in DTC prescription drug advertising, including by revisiting the long-standing “adequate provision” framework applicable to broadcast advertising, and have indicated that they are committed to a “more expansive reading” of the FDA’s enforcement authorities than that taken by previous administrations. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research, asserting that a particular DTC print advertisement for AUVELITY was false and misleading. We responded to the untitled letter, and the FDA confirmed via close-out letter that we adequately addressed the FDA’s concerns. Failure to comply with current or forthcoming FDA requirements may trigger enforcement by the FDA, Department of Justice, or HHS Office of Inspector General (as well as state authorities), which may result in warning letters, civil and criminal penalties, agreements restricting promotional practices, and significant reputational harm.

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

In addition, there is a great degree of uncertainty regarding how U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. 369 (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. 799 (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. These decisions could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and could impact various aspects of the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a paragraph IV certification notice letter from Teva Pharmaceuticals, Inc. (“Teva”) providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of AUVELITY. We settled the ensuing litigation in February 2025. Additionally, beginning in August 2023, we received paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of SUNOSI. We subsequently initiated patent infringement litigation against the filers and have reached settlement agreements in the ensuing litigation with all six filers. In June 2026, we entered into a settlement agreement with the only remaining first-to-file generic applicant, thereby resolving all outstanding SUNOSI patent litigation. No patent litigation relating to SUNOSI remains pending. In August 2025, Apotex, Inc. (“Apotex”) sent a Paragraph IV certification notice regarding their ANDA submission to the FDA for a generic version of SYMBRAVO. In response, we filed a patent infringement lawsuit against Apotex in the U.S. District Court for the District of New Jersey, which remains ongoing.

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

U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct inspections periodically or as needed of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our products and product candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties. Any penalties imposed by the DEA to us or our third-party manufacturers could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our existing or future products and programs. Our products may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third‑party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If, for any reason, we are unable to obtain adequate supplies of our products or the drug substances used to manufacture them, it will be more difficult for us to develop our products and compete effectively. Further, even if we do establish such collaborations or arrangements, our third‑party manufacturers may breach, terminate, or not renew these agreements.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for SUNOSI expired on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication that expired on June 17, 2026. For AUVELITY®, the New Product Exclusivity expired on August 18, 2025. Expanded use of AUVELITY® relating to the product’s indication for AADDAD was approved by the FDA on April 30, 2026, with the associated new indication exclusivity expiring on April 30, 2029. New Product Exclusivity for SYMBRAVO® expires on January 30, 2028. None of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of either of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings, that we would succeed in stopping the “at risk” launch of a generic version of either of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay, or that we would commence such proceedings. Such a generic launch could materially impact our commercial success.

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

In 2012, we entered into three exclusive license agreements with Antecip an entity, owned by our Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which we were granted exclusive licenses to develop, manufacture, and commercialize Antecip’s patents and applications related to the development of AXS-05, as well as two product candidates that are not currently in development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. The agreements were amended in August 2015 to update the schedule of patents and applications subject to the license agreements. Pursuant to the agreements, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize AXS-05. Under the terms of the agreements, we are required to pay to Antecip a royalty equal to 3.0% for AXS-05, of net sales of products containing the licensed technology by us, our affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by us for convenience, the agreements remain in effect on a product-by-product and country-by-country basis until the later to occur of (1) the applicable product is no longer covered by a valid claim in that country or (2) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, our license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if we exercise our right to terminate any of the agreements for convenience, the rights granted to us under such terminated agreement will revert to Antecip. We are dependent upon the license agreements with Antecip and if any of the license agreements with Antecip are terminated for any reason, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We expect that federal and state healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act (“IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, with the first negotiated prices having become effective as of January 1, 2026, and Medicare Part B drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

On April 15, 2025, the Administration issued an executive order (the “April 2025 EO”) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. Other Centers for Medicare & Medicaid Services (CMS) policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. To date, CMS has selected ten Medicare Part D drugs with prices that went into effect on January 1, 2026 and another 15 Part D drugs that will go into effect on January 1, 2027, and an additional 15 Medicare Part B or Medicare Part D drugs selected on February 1, 2026 for prices to go into effect in 2028.

The list of negotiated Medicare drugs is expected to increase over time, with additional high-cost, single-source drugs – those without generic or biosimilar alternatives – becoming eligible for selection in future years under the IRA. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and, therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The industry is currently analyzing the proposed Global Benchmark for Efficient Drug Pricing, or GLOBE Model, published by CMS in the Federal Register on December 23, 2025. This proposed mandatory payment model pilot, aimed at implementing MFN drug pricing in Medicare Part B by using international benchmarks, was subject to public comment through February 23, 2026, and CMS has not yet finalized the proposal. If finalized as proposed, the model is expected to begin on October 1, 2026, and run through September 30, 2031. The implications of this rule, along with its companion, Guarding U.S. Medicare Against Rising Drug Costs, or GUARD Model, which is focused on Part D drugs, and other MFN pricing pressures, could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business. Furthermore, these actions may lead to legal challenges, introducing additional uncertainty into our business operations.

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

As of August 3, 2026, we had 1,346 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our industry has experienced a high rate of turnover of management personnel. We are highly dependent on the skills and leadership of our management team, including Dr. Herriot Tabuteau, our Chief Executive Officer and Chairman of the Board. We do not have formal employment agreements with any of our management team. However, we typically enter into offer letters with our executive officers and key personnel. Our senior management may terminate their employment with us at any time. If we lose one or more members of our senior management team, our ability to successfully implement our business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

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

We, directly or through our third-party service providers, may adopt, use or incorporate artificial intelligence (AI) technology and capabilities into the information technology systems, software or other tools that we use in our business and operations. Defects in such AI technology or related security breaches, loss of data and other disruptions, as well as changes in implementation standards and enforcement practices under a rapidly evolving regulatory framework for AI technology, may adversely affect our business and operations and potentially expose us to increasing liability.

We, directly or through our third-party service providers, may adopt, use or incorporate AI technology and capabilities into information technology systems, software or other tools to help us operate our business more efficiently. Use of AI technology may introduce operational, cybersecurity, privacy, intellectual property, data-integrity, bias and quality-control risks, including risks arising from inaccurate outputs, inappropriate reliance on AI-generated content, unauthorized use or disclosure of confidential or personal information, and failures by vendors to develop, deploy or monitor AI tools in accordance with applicable requirements.

The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, enacted or are considering additional laws, regulations, executive orders, guidance and other enforcement initiatives that may affect the development, procurement, deployment and use of AI technology. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. In the EU, the Artificial Intelligence Act (EU AI Act) establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and decisions concerning the impact of AI technology on data privacy, may affect our use of AI technologies.

Further, interpretation and implementation of intellectual property protection in the field of AI are rapidly evolving and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system inputs and outputs. If we fail to obtain protection for intellectual property rights for any of our intellectual property that may incorporate or be developed using AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition.

The evolving regulatory framework for AI technologies and related implementation standards and enforcement practices remain uncertain, and we cannot yet determine the impact that current or future laws, regulations, standards, agency guidance, enforcement priorities or market perception of such requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. We may need to expend resources to adjust our systems in certain jurisdictions if the laws, regulations, decisions or guidance are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

As of August 3, 2026, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 32% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of August 3, 2026, we have outstanding 52,380,818 shares of common stock and 8,093,032 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 44,480,562 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

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

ITEM 5. OTHER INFORMATION.

During the second quarter of 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Hunter Murdock	General Counsel	May 11, 2026(2)	May 7, 2027	93,832(3)
Mark Jacobson	Chief Operating Officer	June 2, 2026(2)	December 8, 2026	35,000(3)

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

(3) Represents the sale of shares underlying stock options that will be exercised prior to expiration.

Terminated

Name	Title	Date of Termination of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Ari Maizel	Chief Commercial Officer	June 15, 2026(2)	November 30, 2026	27,500(3)

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

(3) Prior to its termination, 15,000 shares of common stock pursuant to the exercise of non-qualified stock options were sold pursuant to this Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	Axsome Therapeutics, Inc. Executive Severance and Change in Control Plan (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-37635), filed June 9, 2026).

10.2**##

First Incremental Revolving Credit Commitment Supplement & Amendment, dated June 26, 2026, by and among Axsome Therapeutics, Inc., Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., the Lenders and Wilmington Trust, National Association.

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

AXSOME THERAPEUTICS, INC.

Date: August 10, 2026	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)