Form 10-Q
period 2026-09-30
Axsome Therapeutics, Inc.
filed 2026-11-02
CIK 1579428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 52,599,985 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 26, 2026.

AXSOME THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axsome Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,859	$322,933
Accounts receivable, net	343,114	224,464
Inventories, net	42,579	27,938
Prepaid and other current assets	25,084	13,651
Total current assets	724,636	588,986
Equipment, net	943	562
Right-of-use asset - operating lease	18,284	20,858
Goodwill	12,042	12,042
Intangible asset, net	35,751	40,519
Non-current inventory and other assets	35,117	26,838
Total assets	$826,773	$689,805
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$96,075	$65,537
Accrued expenses and other current liabilities	331,756	232,853
Operating lease liability, current portion	663	434
Contingent consideration, current	11,225	10,012
Short-term borrowings	70,000	70,000
Total current liabilities	509,719	378,836
Contingent consideration, non-current	63,610	77,540
Loan payable, long-term	118,069	117,746
Operating lease liability, long-term	20,748	23,182
Finance lease liability, long-term	9,193	4,206
Total liabilities	721,339	601,510
Stockholders’ equity:
Preferred stock, $0.0001 par value per share (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.0001 par value per share (150,000,000 shares authorized, 52,576,839 and 50,882,766 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	5	5
Additional paid-in capital	1,540,123	1,394,251
Accumulated deficit	(1,434,694)	(1,305,961)
Total stockholders’ equity	105,434	88,295
Total liabilities and stockholders’ equity	$826,773	$689,805

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$249,951	$169,784	$655,706	$439,101
Royalty revenue and milestone revenue	9,740	1,208	13,563	3,396
Total revenues	259,691	170,992	669,269	442,497
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	17,804	11,912	46,093	35,149
Research and development	50,617	40,162	149,521	134,488
Selling, general and administrative	203,111	150,235	596,244	401,302
Loss (Gain) in fair value of contingent consideration	(2,380)	13,185	(3,286)	6,595
Intangible asset amortization	1,607	1,607	4,768	4,768
Total operating expenses	270,759	217,101	793,340	582,302
Loss from operations	(11,068)	(46,109)	(124,071)	(139,805)
Interest expense, net	(1,721)	(1,120)	(4,446)	(5,385)
Loss on debt extinguishment	—	—	—	(10,385)
Loss before income taxes	(12,789)	(47,229)	(128,517)	(155,575)
Income tax benefit (expense)	(88)	—	(216)	960
Net loss	$(12,877)	$(47,229)	$(128,733)	$(154,615)
Net loss per common share, basic and diluted	$(0.25)	$(0.94)	$(2.48)	$(3.13)
Weighted average common shares outstanding, basic and diluted	52,445,193	50,021,851	51,818,984	49,449,220

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	48,667,587	5	1,179,797	(1,122,787)	57,015
Stock-based compensation	—	—	23,647	—	23,647
Issuance of common stock upon exercise of options	331,853	—	17,035	—	17,035
Issuance of common stock upon vesting of RSUs	60,835	—	—	—	—
Issuance of common stock upon financing	156,484	—	19,257	—	19,257
Shares tendered for withholding taxes	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	(59,413)	(59,413)
Balance at March 31, 2025	49,216,759	5	1,235,400	(1,182,200)	53,205
Stock-based compensation	—	—	24,954	—	24,954
Issuance of common stock upon exercise of options and under employee stock purchase plan	276,280	—	11,661	—	11,661
Issuance of common stock upon vesting of RSUs	15,776	—	—	—	—
Issuance of common stock upon financing	306,486	—	32,116	—	32,116
Shares tendered for withholding taxes	—	—	(888)	—	(888)
Net loss	—	—	—	(47,973)	(47,973)
Balance at June 30, 2025	49,815,301	5	1,303,243	(1,230,173)	73,075
Stock-based compensation	—	—	23,442	—	23,442
Issuance of common stock upon exercise of options	389,542	—	15,524	—	15,524
Issuance of common stock upon vesting of RSUs	14,479	—	—	—	—
Issuance of common stock upon financing	88,512	—	9,757	—	9,757
Shares tendered for withholding taxes	—	—	(842)	—	(842)
Net loss	—	—	—	(47,229)	(47,229)
Balance at September 30, 2025	50,307,834	5	1,351,124	(1,277,402)	73,727
Balance at December 31, 2025	50,882,766	5	1,394,251	(1,305,961)	88,295
Stock-based compensation	—	—	23,906	—	23,906
Issuance of common stock upon exercise of options	412,310	—	9,981	—	9,981
Issuance of common stock upon vesting of RSUs	89,567	—	—	—	—
Issuance of common stock upon financing	35,802	—	6,248	—	6,248
Shares tendered for withholding taxes	—	—	(9,301)	—	(9,301)
Net loss	—	—	—	(64,542)	(64,542)
Balance at March 31, 2026	51,420,445	5	1,425,085	(1,370,503)	54,587
Stock-based compensation	—	—	27,625	—	27,625
Issuance of common stock upon exercise of options and under employee stock purchase plan	755,644	—	41,968	—	41,968
Issuance of common stock upon vesting of RSUs	28,979	—	—	—	—
Issuance of common stock upon financing	54,644	—	13,272	—	13,272
Issuance of common stock upon exercise of warrants	40,177	—	—	—	—
Shares tendered for withholding taxes	—	—	(2,834)	—	(2,834)
Net loss	—	—	—	(51,314)	(51,314)
Balance at June 30, 2026	52,299,889	5	1,505,116	(1,421,817)	83,304
Stock-based compensation	—	—	26,792	—	26,792
Issuance of common stock upon exercise of options	261,171	—	10,060	—	10,060
Issuance of common stock upon vesting of RSUs	15,779	—	—	—	—
Shares tendered for withholding taxes	—	—	(1,845)	—	(1,845)
Net loss	—	—	—	(12,877)	(12,877)
Balance at September 30, 2026	52,576,839	$5	$1,540,123	$(1,434,694)	$105,434

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(128,733)	$(154,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	76,942	71,022
Amortization of intangible asset	4,768	4,768
Amortization of debt discount	491	1,142
Loss on debt extinguishment	—	10,385
Depreciation	387	389
Loss (Gain) in fair value of contingent consideration	(3,286)	6,595
Gain from lease modification	—	(2,250)
Non-cash lease expense	2,574	2,249
Right-of-use asset amortization for finance lease	3,155	1,633
Changes in operating assets and liabilities:
Accounts receivable, net	(118,650)	(54,506)
Inventories, net	(13,260)	(7,020)
Prepaid expenses and other current assets	(11,433)	(7,811)
Non-current inventory and other assets	(304)	(5,159)
Accounts payable	30,538	(17,770)
Accrued expenses and other current liabilities	95,896	76,569
Operating lease liability	(2,206)	(373)
Net cash used in operating activities	(63,121)	(74,752)
Cash flows from investing activities
Purchases of equipment	(768)	(409)
Net cash used in investing activities	(768)	(409)
Cash flows from financing activities
Proceeds from draw down of debt	210,000	260,000
Payment of debt issuance costs	—	(3,638)
Repayment of debt	(210,000)	(261,988)
Payments on principal portion of finance lease obligation	(3,303)	(1,583)
Proceeds from issuance of common stock upon financing	19,817	62,229
Cash paid for common stock issuance costs	(297)	(1,099)
Proceeds from issuance of common stock upon exercise of options and under employee stock purchase plan	62,009	44,220
Payment of contingent consideration	(9,431)	(6,995)
Payments of tax withholdings on stock awards	(13,980)	(6,066)
Net cash provided by financing activities	54,815	85,080
Net increase (decrease) in cash	(9,074)	9,919
Cash at beginning of period	322,933	315,353
Cash at end of period	$313,859	$325,272
Supplemental disclosures of cash flow information:
Interest paid	$9,114	$11,576
Operating lease right-of-use asset obtained in exchange for operating lease liability	—	23,869
Finance lease right-of-use asset obtained in exchange for finance lease liability	12,481	4,395
Decrease in operating lease right-of-use asset due to lease modification	—	5,349
Decrease in operating lease liability due to lease modification	—	7,599

The accompanying notes are an integral part of the consolidated financial statements.

Axsome Therapeutics, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Axsome Therapeutics, Inc. (“Axsome” or the “Company”), based in New York, New York, is a biopharmaceutical company dedicated to the development and commercialization of innovative medicines to improve the brain health of individuals living with central nervous system (“CNS”) conditions. Axsome has a broad and diverse commercial portfolio of four U.S. Food and Drug Administration (“FDA”) approved treatments for major depressive disorder, agitation associated with dementia due to Alzheimer’s disease (“ADA”), excessive daytime sleepiness associated with narcolepsy or obstructive sleep apnea, and migraine. Additionally, Axsome is advancing a deep pipeline of numerous novel product candidates in early- to late-stage development targeting a range of serious, underserved conditions across psychiatry and neurology that collectively impact over 150 million people in the United States.

SUNOSI® is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist approved in the United States, the European Union, and Canada for the treatment of excessive daytime sleepiness in adult patients with obstructive sleep apnea or narcolepsy. SUNOSI was approved by the FDA in March 2019, by the European Commission in January 2020, and by Health Canada in May 2021. The Company acquired the U.S. rights to SUNOSI from Jazz Pharmaceuticals plc (“Jazz”) in May 2022 and, in November 2022, acquired worldwide ex-U.S. rights, excluding certain Asian markets, from Jazz (collectively, the “Acquisition”). In February 2023, the Company announced a licensing transaction with Atnahs Pharma UK Limited (“Pharmanovia”) to market SUNOSI in Europe and certain countries in the Middle East and North Africa.

AUVELITY® (dextromethorphan-bupropion), also referred to as “AXS-05”, was developed by the Company and approved by the FDA in August 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist for the treatment of major depressive disorder in adults (“MDD”). The Company initiated the commercial availability of AUVELITY in October 2022. In April 2026, the FDA approved AUVELITY for the treatment of ADA. The Company initiated the commercial launch of AUVELITY for the treatment of ADA in June 2026.

SYMBRAVO® (MoSEICTM meloxicam-rizatriptan) is a novel, oral, rapidly absorbed, multi-mechanistic, selective COX-2 inhibitor and 5-HT1B/1D agonist that was developed by the Company and approved by the FDA in January 2025 for the acute treatment of migraine with or without aura in adults. The Company initiated the commercial availability of SYMBRAVO in June 2025.

In November 2025, the Company acquired global rights to AXS-17, a novel oral GABAA receptor α2,3 subtype-selective positive allosteric modulator (PAM). The Company plans to evaluate AXS-17 as a potential treatment for epilepsy. In December 2025, the Company acquired global rights to deuterium-stabilized S-bupropion (“AXS-18”). In the first quarter of 2026, the Company acquired AXS-20, a selective PDE10A inhibitor. The Company plans to initially develop AXS-20 in schizophrenia and Tourette syndrome.

The Company refers herein to AUVELITY, SUNOSI, SYMBRAVO (also referred to as “AXS-07”), AXS-12, AXS-14, AXS-17, AXS-18, AXS-20 and its programs to develop additional indications for AXS-05 and solriamfetol as the Company’s products.

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

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Liquidity and Capital Resources

The Company has incurred operating losses since its inception and expects to continue to incur operating losses and may never become profitable. As of September 30, 2026, the Company had an accumulated deficit of $1,434.7 million.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. Transfer of control is based on contractual performance obligations, which occurs upon transfer of the title along with the physical transfer of the Company’s goods to the customer, as that is when the customer has obtained control of substantially all of the economic benefits and the Company obtains a right of payment.

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

Product Sales, net

Revenues from product sales are recorded net of reserves for variable consideration. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States primarily to wholesale distributors with whom the Company has entered into formal agreements (collectively, the “Distributors”). These Distributors subsequently resell the Company’s products to retail pharmacies. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. The Company does not sell products under consignment arrangements, and the collection of proceeds from product sales is not contingent upon customers’ sale of the goods to third parties. The Company received FDA approvals for SYMBRAVO and AUVELITY to treat ADA in January 2025 and April 2026, respectively, and commenced commercial sales in June 2025 and June 2026, respectively. See Note 13. Revenues for a further breakout of product sales, net.

Reserves for Variable Consideration

The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and are classified as reductions to accounts receivable, net if payable to a customer or accrued expenses and other current liabilities if payable to a third-party. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Cost of Revenue

The Company’s cost of revenue consists of cost of product sales. Cost of product sales primarily includes direct costs (inclusive of material, shipping, handling, and manufacturing costs), overhead and product royalties. Cost of product sales excludes depreciation and amortization.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of September 30, 2026, the balance of cash and cash equivalents was $313.9 million, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 on the fair value hierarchy.

Concentration of Risk

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash deposits at financial institutions, which cash deposits exceed insured limits. At September 30, 2026, the majority of the Company’s cash was held by two financial institutions, and amounts on deposit were in excess of government-provided insurance limits. The Company places its cash and cash equivalents in what it believes to be high credit quality banks and money market funds and has not recognized any losses from credit risks on such accounts since inception. The Company’s accounts receivable are concentrated among a limited number of pharmaceutical wholesale distributors in the United States. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and has not experienced material credit losses on its accounts receivable.

Concentration of Risk, Other - The Company has a limited number of contract manufacturers for its products. At times, the Company may have only one manufacturer or supplier for its products.

Business Combination

The Company accounted for the acquisition of SUNOSI as a business combination using the acquisition method of accounting, which requires that all identifiable assets acquired and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing the intangible asset include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the Acquisition, the Company recorded goodwill and an intangible asset.

Goodwill

Goodwill is deemed to have an indefinite life and therefore not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, the Company first evaluates the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors determine it is necessary to complete a goodwill impairment test, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The Company completes its annual goodwill assessment as of December 31. As of September 30, 2026, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the nine months ended September 30, 2026. The balance of goodwill was $12.0 million at both September 30, 2026 and December 31, 2025.

Intangible Asset

The Company’s intangible asset is amortized using the straight-line method over its estimated period of benefit of ten years. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of the intangible asset during the nine months ended September 30, 2026.

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

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. As of September 30, 2026, the Company did not have an allowance for doubtful accounts balance and did not experience any significant credit losses. For further information about accounts receivable, see Note 3. Accounts Receivable, net.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. For the three and nine months ended September 30, 2026, advertising costs were $55.5 million and $170.1 million, respectively. For the three and nine months ended September 30, 2025, advertising costs were $41.4 million and $105.1 million, respectively.

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

The Company recorded a tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, primarily related to its Canadian operations. The tax expense for Canada was calculated using a separate estimated annual effective tax rate. The Company maintains full valuation allowances against its deferred tax assets in its other material jurisdictions and does not expect to realize a tax benefit from its projected annual losses. Accordingly, no income tax benefit was recognized for year-to-date losses in those jurisdictions.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of September 30, 2026, the Company does not believe any material uncertain tax positions are present. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, RSUs, PSUs, and/or common stock pursuant to the 2023 Employee Stock Purchase Plan (the “ESPP”), which would result in the issuance of incremental shares of common stock. As the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025.

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

Note 3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
Trade receivables	$371,300	$246,674
Less: Reserves for variable consideration	(28,186)	(22,210)
Accounts receivable, net	$343,114	$224,464

Note 4. Inventory

Inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$11,403	$10,377
Work in process	19,659	17,836
Finished goods	21,693	11,280
Total	$52,755	$39,493

There were no material inventory reserves or write downs of any excess and obsolete inventory as of September 30, 2026. Non-current inventory, which consists of raw materials and work in process inventory, is included in non-current inventory and other assets on the accompanying consolidated balance sheets. Non-current inventory is estimated to be consumed beyond the next 12 months.

The following table summarizes the balance sheet classification of the Company’s inventory for each of the periods indicated:

	September 30, 2026	December 31, 2025
Balance sheet classification
Inventories, net	$42,579	$27,938
Non-current inventory and other assets	10,176	11,555
Total	$52,755	$39,493

Note 5. Intangible Asset

The following table provides the Company’s carrying amount of the intangible asset for each of the periods indicated.

	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted-average useful life
Balance at December 31, 2025
Finite-lived intangible asset	$63,800	$23,281	$40,519	7-years
Balance at September 30, 2026
Finite-lived intangible asset	$63,800	$28,049	$35,751	6-years

Based on the finite-lived intangible asset recorded as of September 30, 2026, and assuming the underlying asset will not be impaired and that the Company will not change the expected life of the asset, future amortization expense over the next five years and periods thereafter are estimated to be as follows:

Estimated amortization expense
2026	$1,607
2027	6,375
2028	6,392
2029	6,375
2030	6,375
Thereafter	8,627
Total	$35,751

Note 6. Fair Value of Financial Instruments

In connection with the Acquisition, the Company pays a royalty on U.S. net sales of SUNOSI to Jazz. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration is reflected as current accrued contingent consideration of $11.2 million and non-current contingent consideration liability of $63.6 million in the consolidated balance sheet as of September 30, 2026.

The fair value of financial instruments measured on a recurring basis is as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$156,950	$—	$—	$156,950
Liabilities:
Contingent consideration	$—	$—	$74,835	$74,835

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents - money market funds	$173,111	$—	$—	$173,111
Liabilities:
Contingent consideration	$—	$—	$87,552	$87,552

Contingent Consideration Liabilities

The fair value of the contingent consideration liabilities is marked-to-market at each reporting period and was remeasured at September 30, 2026. Changes in fair value of the contingent consideration liabilities as of September 30, 2026 are as follows:

Contingent consideration
Balance at December 31, 2025	$87,552
Adjustment to fair value	(3,286)
Payments	(9,431)
Balance at September 30, 2026 (Level 3)	$74,835

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

			As of September 30, 2026	As of December 31, 2025
	Valuation methodology	Significant unobservable input	Weighted average (range, if applicable)	Weighted average (range, if applicable)
Contingent consideration	Probability weighted income approach	Discount rate	20.2%	14.9%
		Revenue discount rate	17.6% - 20.6%	17.2% - 20.2%

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued research and development	$12,880	$8,654
Accrued compensation	41,867	36,938
Accrued selling, general, and administrative	27,184	26,423
Accrued sales discounts, rebates, and allowances	228,639	150,247
Accrued royalties(a)	15,589	7,902
Accrued interest	45	43
Accrued taxes	—	101
Finance lease liability, current	5,552	2,545
Total	$331,756	$232,853
(a)
Includes royalties due to a related party. See Note 18. Related Party Transactions.

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

On June 26, 2026, the Company entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and the Company’s Permitted Indebtedness (as defined in the Blackstone Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. As of September 30, 2026, there were $120.0 million and $70.0 million of outstanding principal amounts under the Term Loans and Revolver facilities, respectively. The Company had allowed the Term Loan commitment of $90.0 million, which remained available to the Company at its option until May 31, 2026, to expire undrawn. The remaining $90.0 million of Term Loan commitment is available to the Company at its option until May 31, 2027. As of September 30, 2026, $20.0 million remained available and undrawn under the Revolver, representing the difference between the $90.0 million of Revolving Credit Commitments and the outstanding balance thereunder. The outstanding balance under the Revolver was classified as short-term based on the Company’s intent and ability to repay this amount in the next twelve months, and included in short-term borrowings on the accompanying consolidated balance sheets. In October 2026, the Company repaid the entire outstanding balance as of September 30, 2026 under the Revolver.

The Term Loans bear interest at a rate equal to the Term SOFR (“Secured Overnight Financing Rate”) plus a margin of 4.75%. The effective interest rate on the Term Loans was 9.58% for both the nine months ended September 30, 2026 and 2025. The Revolver bears interest at SOFR plus a margin of 4.00%. If an event of default occurs and is continuing, all amounts outstanding under the Blackstone Loan Agreement will bear an additional 2.00% interest. The weighted-average interest rate on the Revolver was 8.07% and 7.67% as of September 30, 2026 and December 31, 2025, respectively. The Loans mature and the principal amount (including any interest and fees) must be repaid on May 8, 2030, the date that is five years from the Closing Date. Fees and costs that were directly attributable to the Revolver have been capitalized as deferred assets and will be ratably expensed over the life of the Revolver. Deferred assets are included in non-current inventory and other assets on the accompanying consolidated balance sheets. As of September 30, 2026, the remaining unamortized balance of deferred assets was $0.8 million.

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

On May 8, 2025, the Company repaid in full its obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. Upon repayment, the Company recorded a loss on debt extinguishment of $10.4 million in the Company’s consolidated statement of operations. As of September 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

Loan Interest Expense and Amortization

Long-term debt and unamortized debt discount balances are as follows:

	September 30, 2026	December 31, 2025
Total outstanding debt, long-term	$120,000	$120,000
Less: unamortized debt discount, long-term	(1,931)	(2,254)
Loan payable, long-term	$118,069	$117,746

The book value of debt approximates its fair value given its variable interest rate.

Interest expense, amortization of the final payment fee, and amortization of the debt discount related to the issuance costs and warrants for the Company’s debt are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$2,821	$3,056	$8,325	$11,173
Amortization of final payment fee	—	—	—	527
Amortization of debt discount related issuance costs and warrants	168	158	491	615

Scheduled principal payments on outstanding debt, long-term, as of September 30, 2026, are as follows:

2026	$—
2027	—
2028	—
2029	—
2030	120,000
Thereafter	—
Total principal payments outstanding	$120,000

Note 9. Commitments and Contingencies

Leases

In February 2023, the Company entered into a sublease agreement (the “Sublease”) for the previous office space located at One World Trade Center.

In January 2025, the Company entered into an amended sublease agreement (the “First Amendment”) to terminate the existing space in its corporate office and commence occupancy of different space within the same building. The First Amendment was treated as a lease modification to the Sublease which resulted in the recognition of a gain on modification of $2.3 million which is included in selling, general and administrative expenses. The Company also recorded a right-of-use asset and corresponding lease liability of $23.9 million during the first quarter of fiscal year 2025. Based on the Company’s past experience and current expectations for administrative office needs, the Company determined the lease term to be approximately six years. As of September 30, 2026 and December 31, 2025, the remaining lease term for the Company’s operating lease was 4.5 years and 5.3 years, respectively, and the discount rate was 7.12% as of each date. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company entered into a fleet lease program beginning the first quarter of 2024. The lease agreement includes an initial 12-month noncancelable period with monthly renewal options thereafter. Lease terms range from approximately 40 to 50 months and are classified as finance leases. During the nine months ended September 30, 2026, the Company recognized a right-of-use asset and lease liability, both, of $12.5 million in connection to this lease. As of September 30, 2026, right-of-use asset and lease liability related to the finance lease were $14.8 million and $14.7 million, respectively, and the weighted average remaining lease term was 2.8 years, with a weighted average discount rate of 9.26%. As of December 31, 2025, right-of-use asset and lease liability related to the finance lease were $6.6 million and $6.8 million, respectively, and the weighted average remaining lease term was 2.8 years, with a weighted average discount rate of 9.6%.

Lease expenses recognized were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$1,261	$1,261	$3,783	$3,479
Finance lease expense:
Amortization of right-of-use assets	1,321	684	3,155	1,633
Interest on lease liabilities	325	160	790	403

Future minimum lease payments of the Company’s leases as of September 30, 2026 were as follows:

	Operating lease	Finance lease
2026	$(1,387)	$1,791
2027	4,791	6,268
2028	4,807	5,309
2029	11,284	3,012
2030	5,032	223
Thereafter	1,285	—
Total lease payments	25,812	16,603
Less: imputed interest	(4,401)	(1,858)
Present value of lease liabilities	$21,411	$14,745

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

Stockholder Derivative Action

On July 21, 2022, Daniel Engel filed a stockholder derivative complaint captioned Engel v. Herriot Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). On January 27, 2023, Kyle Guterba filed a stockholder derivative complaint captioned Guterba v. Tabuteau, et al. in the SDNY District Court against the Company’s then-current directors, certain of the Company’s current and former officers, and the Company (as nominal defendant). The SDNY derivative complaints arise out of similar allegations as those made in a now-resolved securities class action relating to the Company’s AXS-07 product (the “Securities Class Action”). The plaintiffs assert claims for breach of fiduciary duties against all of the defendants and for contribution for violations of Sections 10(b) and 21D of the Exchange Act. The plaintiffs seek unspecified damages, fees, interest, and costs, as well as corporate governance changes. The Engel and Guterba matters were consolidated on February 28, 2023 and were stayed pending further proceedings in the Securities Class Action. On November 25, 2025, the plaintiffs filed an amended complaint. On February 13, 2026, the defendants moved to dismiss the amended complaint. On October 13, 2026, the Court granted defendants’ motion to dismiss without leave to amend. On October 16, 2026, the Clerk of Court entered judgment in favor of defendants and noted on the docket that the case is closed.

SYMBRAVO Paragraph IV Litigation

On September 26, 2025, the Company commenced a patent infringement action against Apotex Inc. (“Apotex”) relating to Apotex’s ANDA for SYMBRAVO. This action is captioned Axsome Therapeutics, Inc. v. Apotex Inc., No. 1:25-cv-16038 in the NJ District Court. On March 10, 2026, Apotex filed a motion for judgment on the pleadings to dismiss certain of the asserted patents. The motion is fully briefed, but the Court has not yet ruled on Apotex’s motion. The action is currently in fact discovery.

On August 31, 2026, the Company commenced a second patent infringement action against Apotex relating to Apotex’s ANDA for SYMBRAVO. This action is captioned Axsome Therapeutics, Inc. v. Apotex Inc., No. 2:26-cv-11266 in the NJ District Court. Apotex must answer or otherwise move by November 9, 2026.

The Company believes that its assertions in pending legal proceedings have merit and does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on its financial position. As of September 30, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were both probable and reasonably estimable.

Note 10. Stockholders’ Equity

Public Offerings

At-the-Market Offerings

In March 2022, the Company entered into a sales agreement (the “March 2022 Sales Agreement”) with Leerink Partners LLC (“Leerink”) and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between the Company and Leerink. The Company exhausted sales of shares of its common stock under its sales agreement, dated December 5, 2019.

Under the March 2022 Sales Agreement, for the nine months ended September 30, 2026, the Company received approximately $19.8 million in gross proceeds through the sale of 90,446 shares, of which net proceeds were approximately $19.5 million under the March 2022 Sales Agreement. The Company did not utilize the March 2022 Sales Agreement with Leerink during the three months ended September 30, 2026.

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

Under SEC rules, the 2025 Shelf Registration Statement allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings of an unlimited amount of the Company’s common stock, preferred stock, warrants, rights, debt securities, and units at indeterminate prices. At the time any of the securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Equity Incentive Plan

In October 2015, the Board adopted the 2015 Omnibus Incentive Compensation Plan, as amended from time to time (the “2015 Plan”) and the Company’s stockholders approved the 2015 Plan in November 2015. In April 2025, the Board adopted the Company’s 2025 Long-Term Incentive Plan (“2025 Plan”) and the Company’s stockholders approved the 2025 Plan in June 2025. The Company will make all future equity awards from the 2025 Plan and the Company does not intend to grant any future equity awards from the 2015 Plan. As of September 30, 2026, there were 2,022,667 shares available for future grant under the 2025 Plan.

Stock Options

The following table sets forth stock option activity as of September 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	7,034,278	$51.98
Granted	—	—
Exercised	(1,322,905)	42.08
Forfeited/Canceled	(106,229)	81.88
Outstanding at September 30, 2026	5,605,144	$53.75	5.3	$732,273
Vested and expected to vest at September 30, 2026	5,605,144	$53.75	5.3	$732,273
Exercisable at September 30, 2026	4,716,749	$47.09	4.9	$647,627

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

As of September 30, 2026, there was $54.2 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. As of September 30, 2026, total compensation cost not yet recognized related to nonvested RSUs was $149.7 million, which is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of RSUs lapsed during the nine months ended September 30, 2026 was $39.5 million.

The following table sets forth the RSU activity for the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	1,012,809	$90.93
Granted	744,444	165.83
Vested	(357,948)	72.87
Forfeited	(80,037)	129.00
Nonvested at September 30, 2026	1,319,268	$135.79

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

For both awards, the actual number of common shares that would ultimately be issued is calculated by multiplying the number of PSUs granted by a payout multiplier ranging from 0 to 2. Achievement of the performance goals will ultimately be determined by the Compensation Committee or the Board at the end of the vesting term, which is approximately 3 years from the grant date. As of September 30, 2026, total compensation cost not yet recognized related to nonvested PSUs was $8.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table sets forth the PSU activity for the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2025	64,281	$94.39
Granted	55,386	138.42
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2026	119,667	$114.77

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. The ESPP has consecutive offering periods that begin on or about June 1st of each year with a duration of 12 months. The Company commenced the third offering period pursuant to the ESPP on June 1, 2025, and such offering ended on May 31, 2026. The Company commenced the fourth offering period on June 1, 2026, which is scheduled to end on May 31, 2027.

During the nine months ended September 30, 2026, 68,643 common shares have been purchased and issued pursuant to the ESPP, and $0.9 million and $2.1 million of expenses were recorded for the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, 59,607 common shares have been purchased and issued pursuant to the ESPP, and $0.7 million and $1.5 million of expenses were recorded for the three and nine months ended September 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$7,606	$6,807	$22,248	$20,207
Selling, general and administrative	18,750	16,296	54,694	50,815
Total	$26,356	$23,103	$76,942	$71,022

Stock-based compensation expense capitalized into inventory totaled $0.4 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. Capitalized stock-based compensation is recognized as an expense in cost of revenue when the related product is sold or in selling, general and administrative expense when the related product is dispensed as a physician sample.

Note 11. Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2026:

	Warrants	Weighted average exercise price
Outstanding at December 31, 2025	79,220	$56.80
Issued	—	—
Exercised	(50,796)	46.75
Outstanding at September 30, 2026	28,424	$74.75

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

In the second quarter of 2026, Hercules exercised the 2020 warrants and the 2022 warrants on a cashless basis in accordance with the net issuance provisions of the warrants, resulting in the net issuance of 40,177 shares of the Company’s common stock. The Company received no cash proceeds in connection with the exercise. The 2023 warrants remained outstanding as of September 30, 2026.

Note 12. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per common share:
Net loss	$(12,877)	$(47,229)	$(128,733)	$(154,615)
Weighted average common shares outstanding—basic and diluted	52,445,193	50,021,851	51,818,984	49,449,220
Net loss per common share—basic and diluted	$(0.25)	$(0.94)	$(2.48)	$(3.13)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2026	2025
Stock options	5,605,144	7,587,618
Restricted stock units	1,961,038	1,495,986
Performance stock units	119,667	64,281
Warrants	28,424	79,220
ESPP	65,384	83,477
Total	7,779,657	9,310,582

Note 13. Revenues

The Company sells AUVELITY, SUNOSI, and SYMBRAVO in the United States through the Distributors. The Company also sells SUNOSI to Distributors in Canada and on a product supply basis to Pharmanovia. SUNOSI is subsequently sold by Pharmanovia in certain ex-U.S. markets. For the nine months ended September 30, 2026, the Company’s three largest customers represented approximately 39%, 27%, and 24% of the Company’s gross product sales.

Royalty revenue is related to the sales of SUNOSI by Pharmanovia in certain ex-U.S. markets. Milestone revenue consists of $8.5 million related to the achievement of a sales-based milestone under the Pharmanovia License Agreement recorded in the third quarter of 2026, $0.5 million related to the achievement of a developmental milestone for SUNOSI recorded in the second quarter of 2026, and $0.5 million related to the achievement of a regulatory milestone for AUVELITY recorded in the first quarter of 2026.

The following table presents a summary of total revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Product sales, net
AUVELITY	$207,606	$136,102	$540,584	$351,975
SUNOSI	38,454	31,611	104,905	84,645
SYMBRAVO	3,891	2,071	10,217	2,481
Total product sales, net	249,951	169,784	655,706	439,101
AUVELITY milestone revenue	—	—	500	—
SUNOSI milestone revenue	8,514	—	9,060	—
SUNOSI royalty revenue	1,226	1,208	4,003	3,396
Total revenues	$259,691	$170,992	$669,269	$442,497

The following table presents a summary of total revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Product sales, net
United States	$248,608	$169,176	$652,847	$435,035
Outside of the United States	1,343	608	2,859	4,066
Total product sales, net	249,951	169,784	655,706	439,101
Royalty and milestone revenue
United States	—	—	500	—
Outside of the United States	9,740	1,208	13,063	3,396
Total revenues	$259,691	$170,992	$669,269	$442,497

For the nine months ended September 30, 2026, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $1.2 million for AUVELITY, $2.4 million for SUNOSI, and $0.1 million for SYMBRAVO. For the nine months ended September 30, 2025, product sales, net includes adjustments for provisions for product sales made in previous fiscal years resulting from changes in estimates of $0.9 million for AUVELITY and $0.8 million for SUNOSI.

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

The Company evaluated the Pharmanovia License Agreement under ASC 606 and concluded that Pharmanovia represents a customer in the transaction. The initial transaction price consisted of the non-refundable upfront payment, which was recognized as License Revenue in the first quarter of 2023 upon transfer of the license to Pharmanovia, as the requirement for revenue recognition under ASC 606 was met. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other development or regulatory milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur. The Company recognized royalty revenue of $1.2 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $4.0 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI. During the three months ended September 30, 2026, the Company recognized milestone revenue of $8.5 million related to the achievement of a sales-based milestone under the Pharmanovia License Agreement. No other development or sales-based milestones were recognized during the three and nine months ended September 30, 2026 and 2025.

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

Pfizer can also receive up to $323 million in regulatory and sales milestones, and tiered mid-single to low double-digit royalties on future sales related to the licensed products. Pfizer will also have a right of first negotiation on any potential future strategic transactions involving AXS-12 and AXS-14. During the three and nine months ended September 30, 2026 and 2025, no milestone payments or royalties were paid to Pfizer by the Company.

Exclusive License Agreements with Antecip

In 2012, the Company entered into three exclusive license agreements with Antecip, an entity owned by the Company’s Chief Executive Officer and Chairman of the Board, Herriot Tabuteau, M.D., in which the Company was granted exclusive licenses to develop, manufacture and commercialize Antecip’s patents and applications related to the development of AXS-05 (now marketed as AUVELITY) and two product candidates no longer under active development, anywhere in the world for human therapeutic, veterinary, and diagnostic use. Pursuant to the agreements, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize these product candidates. Under the terms of the agreements, the Company is required to pay to Antecip a royalty equal to 3.0% for AXS-05 (and 1.5% or 4.5% for the other two product candidates no longer under active development), of net sales of products containing the licensed technology by the Company, its affiliates, or permitted sublicensees. These royalty payments are subject to reduction by an amount up to 50.0% of any required payments to third parties. Unless earlier terminated by a party for cause or by the Company for convenience, the agreements shall remain in effect on a product-by-product and country-by-country basis until the later to occur of (i) the applicable product is no longer covered by a valid claim in that country or (ii) 10 years from the first commercial sale of the applicable product in that country. Upon expiration of the agreements with respect to a product in a country, the Company’s license grant for that product in that country will become a fully paid-up, royalty-free, perpetual non-exclusive license. If Antecip terminates any of the agreements for cause, or if the Company exercises its right to terminate any of the agreements for convenience, the rights granted to the Company under such terminated agreement will revert to Antecip. The Company began recording royalty payments to Antecip along with the initiation of sales of AUVELITY (the components of which are referred to as “AXS-05”) in the fourth quarter of 2022. The Company recorded royalty expense due to Antecip of $6.2 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $16.1 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively, which is equal to 3.0% of net sales of AUVELITY. This is considered to be a related party transaction.

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

At the Initial Closing, the Company assumed all of the commitments of Jazz to SK and Aerial. SK is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea and Japan. In 2014, Jazz acquired from Aerial worldwide rights to SUNOSI excluding those Asian markets stated previously. The assumed commitments to SK and Aerial include single-digit tiered royalties based on the Company’s sales of SUNOSI, and additionally, the Company is committed to pay up to $162.5 million based on revenue milestones and $1.0 million based on development milestones. During the three and nine months ended September 30, 2026 and 2025, no milestone payments were made to SK or Aerial by the Company.

Note 17. Income Taxes

The table below presents the Company’s loss before income taxes and effective tax rates for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss before income taxes	$(12,789)	$(47,229)	$(128,517)	$(155,575)
Income tax benefit (expense)	(88)	—	(216)	960
Effective tax rate	0.7%	—%	0.2%	(0.6)%

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

The Company recorded a tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. The tax expense is primarily related to unfavorable return-to-provision adjustments attributable to certain foreign tax returns filed during June 2026. The Company did not record a tax expense or benefit for the three months ended September 30, 2025. The Company recorded a tax benefit for the nine months ended September 30, 2025 of $1.0 million due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025 that was recorded as a discrete income tax benefit in the second quarter of 2025.

The Company did not have any unrecognized tax benefits as of September 30, 2026 related to uncertain tax positions that would impact the effective income tax rate if recognized.

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

Note 18. Related Party Transactions

From the Company’s inception, Herriot Tabuteau, M.D. has been the Company’s founder, Chief Executive Officer, Chairman of the Company’s Board, and the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In connection with the formation of the Company, in January 2012, the Company issued to Antecip Bioventures II LLC, an entity controlled by Dr. Tabuteau, an aggregate of 7,344,500 shares of the Company’s common stock for nominal consideration. The Company recorded royalty expense due to Antecip of $6.2 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $16.1 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively, which equal 3.0% of net sales of AUVELITY for those respective periods. As of September 30, 2026 and December 31, 2025, accrued royalties included $11.5 million and $4.7 million, respectively, due to Antecip.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$259,691	$170,992	$669,269	$442,497
Less:
Cost of revenue (excluding amortization and depreciation)	17,804	11,912	46,093	35,149
Research and development expense (excluding stock-based compensation expense):
Solriamfetol	16,471	9,518	41,099	32,094
AXS-05	12,974	13,855	35,369	42,896
AXS-07	4,793	4,825	14,847	15,379
AXS-12	2,013	1,873	5,900	6,019
AXS-14	3,502	(1,460)	9,742	5,951
Other research and development(a)	3,258	4,744	20,316	11,942
General and administrative expense (excluding stock-based compensation expense)	17,660	19,739	64,299	44,623
Selling and marketing expense (excluding stock-based compensation expense)	166,701	114,200	477,251	305,864
Stock-based compensation expense	26,356	23,103	76,942	71,022
Loss (Gain) in fair value of contingent consideration	(2,380)	13,185	(3,286)	6,595
Interest expense, net(b)	1,721	1,120	4,446	5,385
Other segment items(c)	1,695	1,607	4,984	14,193
Segment net loss	(12,877)	(47,229)	$(128,733)	$(154,615)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	(12,877)	(47,229)	$(128,733)	$(154,615)
(a)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.
(b)
Interest expense, net of $1,721 for the three months ended September 30, 2026 comprises (i) consolidated interest expense of $3,415 and (ii) consolidated interest income of $1,694. Interest expense, net of $4,446 for the nine months ended September 30, 2026 comprises (i) consolidated interest expense of $9,707 and (ii) consolidated interest income of $5,261. Interest expense, net of $1,120 for the three months ended September 30, 2025 comprises (i) consolidated interest expense of $3,375 and (ii) consolidated interest income of $2,255. Interest expense, net of $5,385 for the nine months ended September 30, 2025 comprises (i) consolidated interest expense of $12,719 and (ii) consolidated interest income of $7,334.
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

AUVELITY®

AUVELITY (dextromethorphan and bupropion) was developed by Axsome and approved by the FDA in August 2022 for the treatment of MDD (as defined below) in adults. We launched AUVELITY in the U.S. in October 2022 as the first and only oral, N-methyl-D-aspartate (NMDA) receptor antagonist approved for MDD in adults and the only oral antidepressant with rapid-acting efficacy reflected in the FDA label. In April 2026, the FDA approved AUVELITY for the treatment of agitation associated with dementia due to Alzheimer’s disease (ADA). We initiated the commercial launch of AUVELITY for the treatment of ADA in June 2026. AUVELITY utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components.

SUNOSI®

SUNOSI (solriamfetol) is a novel, oral, dopamine and norepinephrine reuptake inhibitor (DNRI), trace amine-associated receptor 1 (TAAR1) agonist, and 5-HT1A agonist approved in the United States, the European Union, and Canada for the treatment of excessive daytime sleepiness, or EDS, in adult patients with obstructive sleep apnea or narcolepsy. We acquired the U.S. rights to SUNOSI from Jazz Pharmaceuticals plc, or Jazz, in May 2022, and the ex-U.S. rights (excluding certain Asian markets) from Jazz in November 2022. We have been commercializing SUNOSI since we completed these acquisitions. SK Biopharmaceuticals Co. Ltd., or SK, is the originator of SUNOSI and retains rights in 12 Asian markets, including China, Korea, and Japan. We refer to the acquisition of SUNOSI herein as the Acquisition. In February 2023, we entered into a licensing agreement, or the Pharmanovia License Agreement, with Atnahs Pharma UK Limited, or Pharmanovia, that granted to Pharmanovia the exclusive right to market SUNOSI in Europe and certain countries in the Middle East and North Africa, referred to as the Licensed Territory. Approximately 22 million adults and 185,000 people in the U.S. are affected by obstructive sleep apnea and narcolepsy, respectively.

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

AXS-05 (dextromethorphan-bupropion) is a novel, oral, investigational NMDA receptor antagonist, sigma-1 receptor agonist, aminoketone, and CYP2D6 inhibitor being developed for smoking cessation. AXS-05 utilizes a proprietary formulation and dose of dextromethorphan and bupropion, and Axsome’s metabolic inhibition technology, to modulate the delivery of the components. In August 2026, we initiated the SUMMIT trial, a Phase 3 randomized, double-blind, active- and placebo-controlled, multicenter trial to assess the efficacy and safety of AXS-05 as a smoking cessation treatment in adults.

Solriamfetol is a novel, oral, investigational DNRI, TAAR1 agonist, and 5-HT1A agonist being developed for the treatment of attention deficit hyperactivity disorder (“ADHD”), binge eating disorder (“BED”), major depressive disorder (“MDD”) with EDS symptoms, and excessive sleepiness associated with shift work disorder (“SWD”). In March 2025, we announced positive topline results from the FOCUS Phase 3 trial of solriamfetol in ADHD in adults. We recently announced the initiations of the FOCUS-2 and FOCUS-3 studies, Phase 3, randomized, double-blind, placebo-controlled, multicenter trials evaluating the efficacy and safety of solriamfetol in children and adolescents with ADHD, respectively. In February 2026, we initiated the CLARITY study, a Phase 3, double-blind, placebo-controlled, multicenter randomized withdrawal trial of solriamfetol in patients with MDD with EDS symptoms. Enrollments for the ENGAGE and SUSTAIN Phase 3 trials of solriamfetol in BED and SWD, respectively, are ongoing.

AXS-12 (reboxetine) is a novel, oral, investigational, highly selective and potent norepinephrine reuptake inhibitor and cortical dopamine modulator being developed for the treatment of narcolepsy. We have completed three positive Phase 2 and Phase 3, placebo-controlled efficacy trials and a long-term safety trial. In July 2026, the FDA accepted for filing our New Drug Application (NDA) for AXS-12 for the treatment of cataplexy in narcolepsy. The FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of May 1, 2027. AXS-12 was previously granted FDA Orphan Drug Designation for narcolepsy.

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

We have incurred significant operating and net losses since inception. We incurred net losses of $128.7 million and $154.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our accumulated deficit as of September 30, 2026 was $1,434.7 million, and we expect to incur significant expenses and continuing operating losses. We expect our expenses to increase in connection with our ongoing activities, as we continue the commercialization of our on-market products and the development and clinical trials of, and seek regulatory approval for, our current product candidates and any other product candidates that we develop or in-license and advance to clinical development. Further, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity, debt financings, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Overview

Revenue

We generated total revenues of $259.7 million and $171.0 million in the three months ended September 30, 2026 and 2025, respectively, and $669.3 million and $442.5 million in the nine months ended September 30, 2026 and 2025, respectively.

Additionally, in the first quarter of 2026, we recorded milestone revenue of $0.5 million related to the achievement of a regulatory milestone for AUVELITY; in the second quarter of 2026, we recorded milestone revenue of $0.5 million related to the achievement of a developmental milestone for SUNOSI; and in the third quarter of 2026, we recorded milestone revenue of $8.5 million related to the achievement of a sales-based milestone under the Pharmanovia License Agreement.

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

License Agreement with Pharmanovia

In February 2023, we entered into the Pharmanovia License Agreement with Pharmanovia to commercialize and further develop SUNOSI in the Licensed Territory. Pharmanovia is a UK-based global life cycle management healthcare company that focuses on four core therapeutic areas – Oncology, Endocrinology, Neurology and Cardiovascular.

We are eligible to receive sales-based and other milestone payments totaling up to €94.5 million. We will receive a royalty percentage in the mid-twenties on net sales of the Licensed Products (as defined in the Pharmanovia License Agreement) in the Licensed Territory. We recognized royalty revenue of $1.2 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $4.0 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to Pharmanovia’s sales of SUNOSI. During the three months ended September 30, 2026, we recognized milestone revenue of $8.5 million related to the achievement of a sales-based milestone under the Pharmanovia License Agreement.

Cost of revenue

Cost of revenue (excluding depreciation and amortization) includes direct costs of formulating, manufacturing and packaging drug product, overhead costs consisting of labor, customs, stock-based compensation, shipping, outside inventory management, royalty expense, and other miscellaneous operating costs.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$249,951	$169,784	$655,706	$439,101
Royalty revenue and milestone revenue	9,740	1,208	13,563	3,396
Total revenues	259,691	170,992	669,269	442,497
Operating expenses:
Cost of revenue (excluding amortization and depreciation)	17,804	11,912	46,093	35,149
Research and development	50,617	40,162	149,521	134,488
Selling, general and administrative	203,111	150,235	596,244	401,302
Loss (Gain) in fair value of contingent consideration	(2,380)	13,185	(3,286)	6,595
Intangible asset amortization	1,607	1,607	4,768	4,768
Total operating expenses	270,759	217,101	793,340	582,302
Loss from operations	(11,068)	(46,109)	(124,071)	(139,805)
Interest expense, net	(1,721)	(1,120)	(4,446)	(5,385)
Loss on debt extinguishment	—	—	—	(10,385)
Loss before income taxes	(12,789)	(47,229)	(128,517)	(155,575)
Income tax benefit (expense)	(88)	—	(216)	960
Net loss	$(12,877)	$(47,229)	$(128,733)	$(154,615)
Net loss per common share, basic and diluted	$(0.25)	$(0.94)	$(2.48)	$(3.13)
Weighted average common shares outstanding, basic and diluted	52,445,193	50,021,851	51,818,984	49,449,220

Product sales, net. AUVELITY U.S. net sales were $207.6 million and $540.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $136.1 million and $352.0 million for the same periods in 2025. SUNOSI net sales were $38.5 million and $104.9 million for the three and nine months ended September 30, 2026, respectively, as compared to $31.6 million and $84.6 million for the same periods in 2025. We began commercial sales of SYMBRAVO in June 2025 and had U.S. net sales of $3.9 million and $10.2 million for the three and nine months ended September 30, 2026, respectively, as compared to $2.1 million and $2.5 million for the three and nine months ended September 30, 2025. The increases in product sales were primarily due to the increase in unit sales volume for AUVELITY, SUNOSI, and SYMBRAVO.

The following table summarizes the activity of our sales allowance and reserves as of and for the nine months ended September 30, 2026 (in thousands):

	Commercial discounts and rebates, returns and other	Cash discounts and chargebacks	Medicaid and Medicare rebates	Total
Balance at December 31, 2025	$105,003	$22,210	$45,242	$172,455
Provisions	390,175	148,510	120,633	659,318
Payments/credits	(360,924)	(142,277)	(71,749)	(574,950)
Balance at September 30, 2026	$134,254	$28,443	$94,126	$256,823

Royalty revenue and milestone revenue. Royalty revenue was $1.2 million and $4.0 million for the three and nine months ended September 30, 2026, respectively, as compared to $1.2 million and $3.4 million for the same periods in 2025, attributable to Pharmanovia sales of SUNOSI in the out-licensed markets. The increase was in line with the increase in unit sales volume of SUNOSI in certain ex-U.S. markets. Further, we recognized milestone revenue of $8.5 million related to a sales-based milestone under the Pharmanovia License Agreement in the third quarter of 2026, $0.5 million related to a developmental milestone for SUNOSI in the second quarter of 2026, and $0.5 million related to a regulatory milestone for AUVELITY in the first quarter of 2026.

Cost of revenue. Cost of revenue was $17.8 million and $46.1 million for the three and nine months ended September 30, 2026, respectively, as compared to $11.9 million and $35.1 million for the same periods in 2025. The increases in both comparable periods were in line with the increase in sales of AUVELITY and SUNOSI, the commercial launch of AUVELITY for the treatment of ADA in June 2026, and the commercial launch of SYMBRAVO in June 2025.

Research and development. The following table summarizes our research and development expenses for our primary products for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Solriamfetol	$16,471	$9,518	$41,099	$32,094
AXS-05	12,974	13,855	35,369	42,896
AXS-07	4,793	4,825	14,847	15,379
AXS-12	2,013	1,873	5,900	6,019
AXS-14	3,502	(1,460)	9,742	5,951
Other research and development (*)	3,258	4,744	20,316	11,942
Stock-based compensation	7,606	6,807	22,248	20,207
Total research and development expenses	$50,617	$40,162	$149,521	$134,488

(*) Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, costs related to asset acquisitions, and other unallocated costs.

Research and development expenses increased by $10.4 million and $15.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three-month period was primarily due to higher spending on solriamfetol and AXS-14. The increase for the nine-month period was primarily due to asset acquisition costs related to AXS-20 and higher spending on solriamfetol and AXS-14, which were partially offset by lower spending on AXS-05, driven by the timing of clinical study activities. We expect research and development costs to moderately increase as our recently started clinical trials further enroll.

Selling, general and administrative. Selling, general and administrative expenses were $203.1 million and $596.2 million for the three and nine months ended September 30, 2026, respectively, as compared to $150.2 million and $401.3 million for the same periods in 2025. The increases in both comparable periods were primarily related to the launch of AUVELITY for the treatment of ADA, higher commercial activities for AUVELITY including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO which was launched in June 2025, and higher personnel costs related to organizational growth. We anticipate SG&A expenses to marginally increase through the end of 2026 as we continue commercial activities for AUVELITY and SYMBRAVO.

Loss (Gain) in Fair Value of Contingent Consideration. The $2.4 million and $3.3 million changes for the three and nine months ended September 30, 2026, respectively, as compared to $13.2 million and $6.6 million changes for the same periods in 2025, were primarily related to changes in significant assumptions, including future sales estimates, and significant unobservable inputs, including discount rates.

Intangible asset amortization. We amortize the intangible asset, which we recognized as part of the Acquisition, over its useful life of 10 years. Intangible asset amortization was $1.6 million for both the three months ended September 30, 2026 and 2025 and $4.8 million for both the nine months ended September 30, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.7 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, as compared to $1.1 million and $5.4 million for the same periods in 2025. The increase for the three-month period was primarily due to less interest income from lower interest rates. The decrease for the nine-month period was primarily due to lower interest expense from the Blackstone Loan Agreement, which was partially offset by less interest income from lower interest rates.

Income tax benefit (expense). We recorded an income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, due to unfavorable return-to-provision adjustments attributable to certain foreign tax returns filed during the period. We did not record an income tax expense or benefit for the three months ended September 30, 2025. We recorded a tax benefit of $1.0 million for the nine months ended September 30, 2025 due to favorable return-to-provision adjustments attributable to certain foreign tax returns filed during July 2025 that were recorded as a discrete tax benefit in the second quarter of 2025.

Net loss. Net loss was $12.9 million and $128.7 million for the three and nine months ended September 30, 2026, respectively, as compared to $47.2 million and $154.6 million for the same periods in 2025. The decrease was primarily due to higher total revenues from AUVELITY, SUNOSI, and SYMBRAVO. This was partially offset by higher selling, general and administrative expenses from commercial activities for AUVELITY, including a national direct-to-consumer advertising campaign and sales force expansion, commercial activities for SYMBRAVO, and higher personnel costs related to organizational growth.

Liquidity and Capital Resources

Since our inception through September 30, 2026, we have financed our operations primarily through proceeds from equity offerings, debt borrowings, and proceeds from product sales. See discussion below.

In March 2022, we entered into a sales agreement with Leerink, or the March 2022 Sales Agreement with Leerink, and filed a prospectus supplement. The March 2022 Sales Agreement supersedes the sales agreement, dated December 5, 2019, by and between us and Leerink. We exhausted sales of shares of our common stock under our sales agreement, dated December 5, 2019.

Under the March 2022 Sales Agreement, for the nine months ended September 30, 2026, we received approximately $19.8 million in gross proceeds through the sale of 90,446 shares, of which net proceeds were approximately $19.5 million. We did not utilize the March 2022 Sales Agreement with Leerink during the three months ended September 30, 2026.

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

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of September 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(63,121)	$(74,752)
Investing activities	(768)	(409)
Financing activities	54,815	85,080
Net increase (decrease) in cash	$(9,074)	$9,919

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2026 was $63.1 million, as compared to $74.8 million for the same period in 2025. The decrease of $11.7 million was primarily due to higher net product revenues from AUVELITY, SUNOSI, and SYMBRAVO, which was partially offset by increased cash used for commercial and clinical-related activities.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2026 was $768 thousand, as compared to $409 thousand for the same period in 2025. The increase was due to higher purchases of equipment in the current year to support increased headcount.

Financing Activities. Cash provided by financing activities was $54.8 million for the nine months ended September 30, 2026, which primarily included proceeds of $62.0 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP as well as net proceeds of $19.5 million from issuance of common stock for financing purposes, which was partially offset by payments of contingent consideration and tax withholdings on stock awards, for a total of $23.4 million. Financing activities also include $210.0 million in gross proceeds from the Blackstone revolving credit facilities and $210.0 million in repayments for the Blackstone revolving credit facilities. Cash provided by financing activities was $85.1 million for the nine months ended September 30, 2025, which included net proceeds of $256.4 million from draw-downs related to the Blackstone Loans and net proceeds of $61.1 million from issuance of common stock for financing purposes as well as proceeds of $44.2 million from the issuance of common stock upon the exercise of employee stock options and under the ESPP, which was partially offset by the repayment of the Hercules Loan and revolving loan commitments under the Blackstone Loan Agreement, for a total of $262.0 million, and payments of contingent consideration and tax withholdings on stock awards, for a total of $13.1 million.

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

On June 26, 2026, we entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and our Permitted Indebtedness (as defined in the Blackstone Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries. We allowed the Term Loan commitment of $90.0 million, which remained available to us at our option until May 31, 2026, to expire undrawn.

On May 8, 2025, we repaid in full our obligations under the Hercules Loan Agreement using proceeds from the Blackstone Loan Agreement. As of September 30, 2026, there are no outstanding obligations under the Hercules Loan Agreement.

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

Employees and Human Capital Management

As of October 26, 2026, we had 1,390 full‑time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with drug commercialization or development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Shelf Registration Statement

On November 3, 2025, we filed an automatic shelf registration statement (File No. 333-291228), or the 2025 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an unlimited amount. In the future, we may conduct additional offerings of one or more of these securities utilizing the 2025 Shelf Registration Statement in such amounts, prices and terms to be announced when and if the securities are offered. At the time any of our securities covered by the 2025 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash of $313.9 million and $322.9 million as of September 30, 2026 and December 31, 2025, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, which use short-term interest rates and the SOFR, respectively, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We do not believe a 10% change in these currencies on September 30, 2026 would have had a material effect on our results of operations or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2026, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred a history of losses and our ability to maintain profitability in the future remains uncertain. Our net loss was $128.7 million and $154.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,434.7 million. In 2022, we commenced the commercial sale of AUVELITY to treat MDD in the United States and SUNOSI in the United States and select global markets. In January 2025, SYMBRAVO was approved by the FDA for the acute treatment of migraine with or without aura in adults and commenced commercial sales in June 2025. Additionally, in April 2026, the FDA approved an expanded indication for AUVELITY to treat agitation associated with dementia due to Alzheimer’s disease (ADA). Apart from AUVELITY, SUNOSI, and SYMBRAVO, we have no other products which have received regulatory approval.

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

On June 26, 2026, the Company entered into a First Incremental Revolving Credit Commitment Supplement and Amendment to the Blackstone Loan Agreement (the “First Incremental Supplement”) with Blackstone, Wilmington Trust and the Lenders party thereto, pursuant to which the aggregate principal amount of Revolving Credit Commitments under the Blackstone Loan Agreement was increased by $20.0 million, from $70.0 million to $90.0 million, and the Company’s Permitted Indebtedness (as defined in the Blackstone Loan Agreement) was increased by $10.0 million, from $10.0 million to $20.0 million. The Term Loans bear interest at a variable SOFR plus 4.75%. The Revolver bears interest at SOFR plus 4.0%. The maturity date of the Loans is May 8, 2030. The Blackstone Loan Agreement provides for additional drawdowns at our option, subject to certain conditions, and includes customary covenants and a minimum liquidity covenant of $30.0 million. The obligations under the Blackstone Loan Agreement are secured by a first lien on certain assets of ours and our subsidiaries. The Company had allowed the Term Loan commitment of $90.0 million, which remained available to the Company at its option until May 31, 2026, to expire undrawn.

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

A breach of any of the covenants under the Blackstone Loan Agreement could result in a default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to them to secure such indebtedness.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and heightened instability in the Middle East involving Iran and the ongoing war involving the United States, Israel and Iran. Since Russia’s full-scale invasion of Ukraine in February 2022, the duration, severity, and broader economic effects of the conflict have remained uncertain, and the conflict has contributed to, and could continue to contribute to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Most recently, in June 2026, the European Union (“EU”) renewed its existing economic sanctions for an additional twelve months, keeping them in effect until July 31, 2027. In July 2026, the EU adopted its 21st package of sanctions against Russia, and in September 2026, the United States enacted legislation providing new sanctions authorities with respect to Russia and Iran. The EU has indicated that it intends to add further sanctions listings.

In addition, the United States and other countries maintain extensive sanctions and trade restrictions with respect to Iran. These measures could be modified, broadened in scope or subject to more rigorous enforcement in response to future developments involving Iran or the broader Middle East.

These geopolitical developments, including military actions, sanctions, cyberattacks and related market disruptions, could adversely affect the global economy and financial markets, disrupt shipping and energy markets, result in reduced liquidity, and potentially make it more difficult for us to obtain additional funding. Although our business has not been materially impacted by these geopolitical issues to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which conflicts may impact our business. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on the U.S. and global financial and economic markets. For example, from October 1, 2025 to November 12, 2025, the U.S. federal government experienced a shutdown due to an impasse over funding for the 2026 fiscal year, impacting a number of federal services, and the shutdown has since ended. In addition, the U.S. Department of Commerce conducted and completed national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962 (as amended, the “Trade Expansion Act”), which resulted in the issuance of a presidential proclamation in April 2026 that imposed tariffs on certain imports within the pharmaceutical industry. Further, the U.S. has announced and adopted a tariff framework that includes up to a 100% tariff on certain patented pharmaceuticals and related ingredients imported into the U.S., subject to available exemptions, reduced rates, and transitional relief, which took effect on July 31, 2026 for certain large companies and on September 29, 2026 for other importers. Reduced rates of 15% apply to qualifying imports from the EU, Japan, South Korea, Switzerland and Liechtenstein, and a 0% rate applies to qualifying imports from the U.K. Generic pharmaceuticals and biosimilars are currently excluded. While imposition of such tariffs had previously been delayed to permit negotiations with large drug manufacturers, the tariffs are now in effect while negotiations and exemptions continue. In September 2026, the Department of Commerce issued guidance on specialty pharmaceutical categories eligible for the zero tariff rate, and U.S. Customs and Border Protection issued updated implementation guidance. Recent developments indicate that certain companies may qualify for reduced-rate or zero-tariff treatment through approved onshoring plans and, in some cases, most favored nation (MFN) pricing agreements, although the scope, timing, and durability of such relief remain subject to governmental implementation and future policy changes. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Furthermore, in April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries with which the U.S. has the largest trade deficits, which were subsequently paused, modified, and ultimately terminated in February 2026 following a U.S. Supreme Court ruling invalidating the legal authority under which such tariffs were imposed. After the U.S. Supreme Court decision, on April 2, 2026, the U.S. administration issued a presidential proclamation pursuant to Section 232 of the Trade Expansion Act imposing tariffs on certain imported patented pharmaceutical products and associated pharmaceutical ingredients. In general, the U.S. administration has imposed up to a 100% tariff on certain imported patented pharmaceuticals and associated ingredients, subject to product- and country-specific exceptions and reduced-rate treatment. Companies that enter into both qualifying MFN pricing agreements with HHS and onshoring agreements with the Department of Commerce may receive zero-tariff treatment through January 20, 2029, while companies entering into qualifying onshoring agreements alone may receive a reduced 20% tariff rate. Certain countries responded by announcing retaliatory tariffs on U.S. imports. Tariffs remain a dynamic issue and have become a central part of the U.S. trade policy, undergoing continuous expansion and modification, including the imposition in February 2026 of a temporary 10% global import surcharge under separate statutory authority, although pharmaceuticals and pharmaceutical ingredients were identified among exempt categories under that temporary surcharge, and China’s tariffs being reduced in November 2025 and further actions in early 2026. Additionally, on January 17, 2026, President Trump announced proposed tariffs of 10%, increasing to 25% on June 1, 2026, on imports from eight European allies in connection with Greenland, but withdrew the proposed tariffs on January 21, 2026 before they took effect. It is presently unclear how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the U.S. administration, including the many recent executive orders and tariff increases, may have a negative impact on the U.S. economy, global markets and on our business, financial condition, and results of operations.

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

Further, executive orders were signed to implement MFN drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Since issuance of these executive orders, the U.S. administration has begun implementing MFN pricing through a combination of voluntary pricing agreements with pharmaceutical manufacturers, proposed mandatory pricing models applicable to certain Medicare programs, and other administrative actions. A number of pharmaceutical manufacturers, including most of the largest manufacturers, have entered into such voluntary agreements, which reportedly include commitments relating to Medicaid pricing, the pricing of new product launches and investment in U.S. manufacturing, and in certain cases relief from tariffs. Manufacturers that have not entered into such agreements may be more exposed to mandatory pricing models and other measures, and we may face pressure to enter into such an agreement or to otherwise adjust our pricing, which could adversely affect our business, financial condition and results of operations. Investigations and regulatory proceedings have examined international price differentials and policy approaches for implementation, including through administrative rulemaking and demonstration models. On September 30, 2026, CMS finalized the mandatory GLOBE Model for certain Medicare Part B drugs, which begins January 1, 2027, with the first performance year starting April 1, 2027. The GUARD Model for certain Medicare Part D drugs remains proposed. MFN pricing initiatives have been linked to other regulatory and trade measures, including tariff exemptions and incentives for domestic manufacturing, further increasing their potential impact on commercialization and pricing strategies.

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

Although we submitted NDAs to the FDA for AUVELITY to treat MDD (which was approved), SYMBRAVO (which was approved), and AXS-14 (which received a Refuse to File letter from the FDA, and which we plan to resubmit), as well as submitted a supplemental New Drug Application (sNDA) for AXS-05 to treat ADA (which was approved) and an NDA for AXS-12 for the treatment of cataplexy in narcolepsy (which was accepted for filing by the FDA in July 2026), we have not otherwise submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve their primary endpoints in subsequent clinical trials, including our initiated and planned Phase 3 clinical trials. We conducted one interim analysis for the Phase 2/3 trial of AXS-05 in TRD and one interim analysis for the Phase 2/3 trial of AXS-05 for the treatment of ADA. We may elect to conduct interim analyses for our other clinical trials. Interim results of a clinical trial do not necessarily predict final results, and interim results may result in early stoppage of our clinical trials for futility or modifications to our clinical trials, including the addition of subjects. On August 31, 2026, we announced that the first patient had been dosed in SUMMIT, our Phase 3 clinical trial evaluating AXS-05 for smoking cessation. However, clinical drug development is expensive, time-consuming, and highly uncertain. We cannot guarantee that clinical sites will enroll patients at our projected pace, that the trial will be completed on our anticipated timeline, or that the trial will yield positive safety or efficacy results. Any negative data, serious adverse events, or delays in patient recruitment or completion of the trial could significantly harm our regulatory approval timelines and increase our capital expenditure requirements. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

For instance, we received a Refuse to File letter from the FDA relating to the Company’s product candidate AXS-14 for the management of fibromyalgia in June 2025. Likewise, our prior efforts have resulted in our decision not to further develop certain product candidates that, at one time, appeared to be promising. Moreover, we may devote resources to potential development that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain revenues from such product candidates in future periods.

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

The timeline for review and the time required to obtain approval by the FDA and comparable foreign authorities are unpredictable but typically take many years following the commencement of clinical trials and depend upon numerous factors, including the substantial discretion of the regulatory authorities and the availability and prioritization of regulatory agency resources. The timeline for regulatory approval can be affected by a variety of factors, including budget and funding levels, agency staffing, and statutory, regulatory, and policy changes. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, vary among jurisdictions, and/or require us to amend our clinical trial protocols or conduct additional studies that require regulatory or Institutional Review Board (“IRB”) approval, or otherwise cause delays in the approval or rejection of an application. To date, we have obtained regulatory approval for two of our product candidates, AUVELITY and SYMBRAVO. It is possible that none of our other existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Any delay in obtaining or failure to obtain required approvals or uncertainty in the timing of regulatory action could materially adversely impact our development efforts and affect our ability or that of any of our collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
•
we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical/non-clinical studies, or we may abandon product development programs. For instance, we relied on the completed Phase 2 trial and Phase 3 trial to support an NDA for AXS-14 for the management of fibromyalgia; however, we received a Refuse to File letter from the FDA. On January 15, 2026, we announced the initiation of the Phase 3 FORWARD trial, which we are conducting to address the FDA’s feedback. Furthermore, we submitted an NDA for AXS-12 for the treatment of cataplexy in narcolepsy, which was accepted by the FDA in July 2026 with a Prescription Drug User Fee Act (PDUFA) target action date of May 1, 2027. Although we relied on the Phase 2 CONCERT trial, Phase 3 SYMPHONY trial, and Phase 3 ENCORE trial to support the NDA for AXS-12 for the treatment of cataplexy in narcolepsy, the FDA could still require additional studies to support the approval of the NDA for this and other product candidates. The outcome of our studies may further necessitate additional clinical or preclinical work;
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

Further, the FDA’s review of our regulatory submissions may be delayed in the future due to reasons beyond our control. FDA operations are affected by various factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting the U.S. Department of Health and Human Services (“HHS”), the FDA, or other HHS agencies. Specifically, in 2025, the FDA faced a reduction in size, a prolonged federal government shutdown, as well as frequent administrative turnover and agency restructuring following the institution of the new administration, which have directly or indirectly impacted the FDA’s ability to support research and development activities. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. In addition, any future government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. During the course of review, the FDA may also request or require additional CMC, or other data and information, and the development and provision of these data and information may be time consuming and expensive. For example, in the Complete Response Letter (“CRL”) with respect to our NDA for SYMBRAVO, the FDA noted the need for additional CMC data. SYMBRAVO was subsequently approved by the FDA. With respect to our NDA for AXS-14 for the management of fibromyalgia, the FDA stated that upon preliminary review, it found that our NDA was not sufficiently complete to permit a substantive review. To address the FDA’s feedback, we are conducting an additional controlled trial, the Phase 3 FORWARD trial, which we initiated in January 2026 and which uses a fixed-dose paradigm and a 12-week primary endpoint as requested by the FDA.

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

Known side effects for AUVELITY, SUNOSI, and SYMBRAVO are described on the approved labels for those products. In relation to further development efforts with respect to these compounds, different patient populations may react to these compounds differently. For example, narcolepsy patients in the case of AXS-12 or ADHD patients in the case of solriamfetol may experience different side effects than patients taking these products for their currently approved indications. This is particularly true where different dosing, formulations or methods of administration are implicated.

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

We have received a Fast Track product designation for AXS-05 for both the treatment of TRD as well as for the treatment of ADA, and we may seek Fast Track designation for our other current or future product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees.

We also received Breakthrough Therapy designation for AXS-05 for both the treatment of MDD and the treatment of ADA, and we may seek Breakthrough Therapy designation for other current or future product candidates. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough Therapy designation also allows the sponsor to request a Priority Review or file sections of the NDA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. Product candidates designated as Breakthrough Therapies by the FDA are also eligible for Priority Review if supported by clinical data at the time of the submission of the NDA; however, Priority Review does not guarantee FDA approval and could still lead to further data requests or denial.

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

Our products are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports; registration and listing requirements; the payment of annual program fees for our products; continued compliance with current Good Manufacturing Practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; requirements regarding the distribution of samples to physicians and recordkeeping; and Good Clinical Practice (“GCP”), for any clinical trials that we conduct post-approval.

For example, in early September 2025, following a presidential memorandum directing the FDA to “take appropriate action to enforce the Federal Food, Drug, and Cosmetic Act’s prescription drug advertising provisions, and otherwise ensure truthful and non-misleading information in direct-to-consumer (DTC) prescription drug advertisements”, the FDA issued more than 100 enforcement letters to pharmaceutical companies, compounding firms and other entities. Since that time, the FDA has continued to pursue enforcement activity in this area and has announced additional regulatory initiatives focused on DTC prescription drug advertising. In particular, HHS and the FDA have announced plans to pursue rulemaking designed to require more extensive risk disclosure in DTC prescription drug advertising, including by revisiting the long-standing “adequate provision” framework applicable to broadcast advertising, and have indicated that they are committed to a “more expansive reading” of the FDA’s enforcement authorities than that taken by previous administrations. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research, asserting that a particular DTC print advertisement for AUVELITY was false and misleading. We responded to the untitled letter, and the FDA confirmed via close-out letter that we adequately addressed the FDA’s concerns. Failure to comply with current or forthcoming FDA requirements may trigger enforcement by the FDA, Department of Justice, or HHS Office of Inspector General (as well as state authorities), which may result in warning letters, civil and criminal penalties, agreements restricting promotional practices, and significant reputational harm.

We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP and GCP. Notably, in May 2025, the FDA announced its intent to expand its use of unannounced inspections of foreign facilities manufacturing products for distribution in the United States, which may impact our operations. Further, application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. Application fees may apply to certain changes.

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

In addition, there is a great degree of uncertainty regarding how U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. 369 (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. 799 (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. These decisions could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper Bright decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and could impact various aspects of the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post‑approval regulations may have a negative effect on our operating results and financial condition.

A variety of risks associated with international operations could materially adversely affect our business.

We are party to, and may become party to further agreements, pursuant to which we out-license our products outside of the United States. The Company also currently markets SUNOSI in Canada. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Once an NDA is approved, the covered product becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. For example, in February 2023, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals, Inc. (“Teva”) providing notification to the Company that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of AUVELITY. We settled the ensuing litigation in February 2025. Additionally, beginning in August 2023, we received Paragraph IV certification notice letters from six other pharmaceutical companies providing notification to the Company that each such filer has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of SUNOSI. We subsequently initiated patent infringement litigation against the filers and have reached settlement agreements in the ensuing litigation with all six filers. In June 2026, we entered into a settlement agreement with the only remaining first-to-file generic applicant, thereby resolving all outstanding SUNOSI patent litigation. No patent litigation relating to SUNOSI remains pending. In August 2025, Apotex sent a Paragraph IV certification notice regarding its ANDA submission to the FDA for a generic version of SYMBRAVO. In response, we filed a patent infringement lawsuit against Apotex in the U.S. District Court for the District of New Jersey in September 2025, and in August 2026, we filed a second patent infringement lawsuit against Apotex in the same court relating to its ANDA for SYMBRAVO. Both actions remain ongoing.

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

SUNOSI is a controlled substance and is subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.

SUNOSI contains a controlled substance as defined in the Federal Controlled Substances Act, or CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the U.S. Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. SUNOSI is a Schedule IV controlled substance.

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

We rely on third parties to conduct, supervise, and monitor our preclinical studies and certain clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner, or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. For example, our New Chemical Entity exclusivity for SUNOSI expired on June 17, 2024 with an Orphan Drug Exclusivity relating to the product’s narcolepsy indication that expired on June 17, 2026. For AUVELITY®, the New Product Exclusivity expired on August 18, 2025. Expanded use of AUVELITY® relating to the product’s indication for ADA was approved by the FDA on April 30, 2026, with the associated new indication exclusivity expiring on April 30, 2029. New Product Exclusivity for SYMBRAVO® expires on January 30, 2028. None of these expiry dates take into account the effect of the statutory 30-month stay should we timely commence litigation against any generic filer. A generic filer may be permitted to launch a generic version of any of our products following expiry of these exclusivities if our patents do not preclude a generic launch. Patent litigation is inherently uncertain, and we cannot guarantee the outcome of any such proceedings, that we would succeed in stopping the “at risk” launch of a generic version of any of our currently commercialized products during the pendency of litigation following expiry of the 30-month stay, or that we would commence such proceedings. Such a generic launch could materially impact our commercial success.

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

In December 2025, we acquired the global rights to deuterium-stabilized S-bupropion (“AXS-18”) from DeuteRx, LLC (“DeuteRx”). DeuteRx is eligible to receive contingent development, regulatory and sales-based milestones of up to $523 million and a tiered low single-digit royalty on potential global net sales.

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

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including those described in the “Business—Government Regulation and Product Approval” section of our most recent Annual Report on Form 10-K. Such laws include the federal Anti-Kickback Statute, the federal civil and criminal FCA, the Civil Monetary Penalties (“CMP”) Law, the Medicaid Drug Rebate Statute and other price reporting requirements, the Veterans Health Care Act of 1992, the Sunshine Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the FCPA, the Affordable Care Act (“ACA”), and other state and foreign laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. We are subject to healthcare laws by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy and security laws apply in broader circumstances than HIPAA and its implementing regulations. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was subsequently amended and expanded by the California Privacy Rights Act, or CPRA, which took full effect as of January 1, 2023, including the CPRA’s expansion of the “Right to Know” that impacts personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Additional modifications may continue to be made to the CCPA and CPRA by the California legislature and their interpretation by regulators may continue to evolve. Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and costs. Some of these state laws or amendments to these laws are continuing to take effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws. Therefore, the effects of these state data protection laws are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

There are also federal and state laws governing commercial communication and data privacy, including the CAN-SPAM Act, the Telephone Consumer Protection Act (TCPA), and comprehensive state privacy laws such as the CCPA and CPRA. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Any failure by us to comply fully with the CAN-SPAM Act or other communication laws may leave us subject to substantial fines and penalties. Additionally, increased regulatory focus on opt-out mechanics, cross-channel solicitation, automated preference signals, and mandatory data deletion requirements could increase our compliance costs or expose us to substantial statutory fines, civil litigation, or enforcement actions.

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

We expect that federal and state healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act (“IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, with the first negotiated prices having become effective as of January 1, 2026. Subsequent negotiation cycles will see expanded lists of negotiated drug prices take effect for Part D drugs in 2027, and across both Part B and Part D drugs starting in 2028. The IRA’s changes include, by way of example, capping Medicare beneficiary out-of-pocket spending at $2,000 for 2025 and $2,100 for 2026, while providing for no beneficiary cost sharing above the annual out-of-pocket threshold. Additionally, as of January 1, 2025, the existing Medicare Coverage Gap Discount Program ended and was replaced by the Manufacturer Discount Program, through which a manufacturer provides discounts for brand-name drugs and biologics in the initial and catastrophic coverage phases under the Medicare Part D benefit. These changes eliminated the Medicare Part D coverage gap benefit phase (commonly referred to as the “donut hole”), in which a Medicare beneficiary was originally responsible for 100% of the costs of covered prescription drugs following an initial coverage phase until the costs initiated a catastrophic coverage phase, but which was gradually phased out through the end of 2024. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

The list of negotiated Medicare drugs is expected to increase over time, with additional high-cost, single-source drugs – those without generic or biosimilar alternatives – becoming eligible for selection in future years under the IRA. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. Although the implementation of the initial negotiation cycles has proceeded and multiple constitutional challenges to the program have been consistently rejected by federal courts, including the U.S. Supreme Court’s refusal to review industry appeals, the program may still face ongoing statutory litigation or administrative adjustments. We continue to evaluate the impact of the IRA on our business, operations and financial condition. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Further, the ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies; however, extensive manufacturer-imposed restrictions on these arrangements have slowed this growth and triggered a widespread legislative battle, with more than 20 states passing contract pharmacy protection laws that face ongoing federal preemption challenges. Any changes to Medicaid required rebates, as well as newly proposed CMS cuts reducing Medicare reimbursements to average sales price minus 33.4%, could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, most notably a federal lawsuit seeking to block Health Resources and Services Administration’s (HRSA) upcoming January 1, 2027 implementation of a mandatory backend rebate model pilot for high-cost Medicare-negotiated drugs, the resolution of which could impact the scope and financial mechanics of the 340B program.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Supply Chain Security Act (“DSCSA”) imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met; that they are doing business with other authorized trading partners; and they are required to exchange transaction information and transaction statements (as transaction history was phased out upon full electronic implementation). Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing are now fully in effect following the conclusion of the FDA’s general stabilization period. While full enforcement is active for manufacturers, repackagers, wholesalers, and large pharmacies, the FDA has extended a targeted exemption for qualifying small dispensers until November 27, 2027. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

The industry is currently analyzing the finalized rule for the Global Benchmark for Efficient Drug Pricing, or GLOBE Model, which CMS released on September 30, 2026, and officially published in the Federal Register on October 2, 2026. This mandatory payment model pilot, which ties certain Medicare Part B drug rebate calculations to prices paid in comparable high-income countries, was significantly narrowed from its original proposal, incorporating expanded exemptions that dramatically reduce its reach to only a few manufacturers. The model is now scheduled to begin data collection on January 1, 2027, with its five-year performance period running from April 1, 2027, through March 31, 2032. The implications of this rule, along with its companion, Guarding U.S. Medicare Against Rising Drug Costs, or GUARD Model, which is focused on Part D drugs and remains under regulatory review, and other MFN pricing pressures, could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which could adversely affect our business. Furthermore, these actions have already prompted legal challenges, including a lawsuit filed by PhRMA in October 2026 to block the rule’s implementation, introducing additional uncertainty into our business operations.

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

In the EU, several recently adopted and pending legislation will impact regulatory procedures for medicinal products. Key developments include:

•
The EU Pharma Package – This is the largest reform of the EU’s Pharmaceutical Legislation in 20 years. Following a political agreement reached in December 2025, the final Regulation and Directive texts were published in March 2026. The Council of the EU formally adopted the legislation on September 28, 2026, and it now awaits final endorsement by the European Parliament, with formal publication in the EU’s Official Journal expected by late 2026. Most provisions are expected to apply from 2028, following a two-year transition period. The reform encompasses a broad range of measures, including changes to regulatory exclusivity, incentives to combat antimicrobial resistance, intellectual property exemptions for generic medicines, orphan products, and marketing authorization procedures;
•
Regulation (EU) 2021/2282 on health technology assessment (HTA Regulation) – This became applicable in the EU on January 12, 2025, introducing a single EU-level submission file for joint clinical assessments for oncology medicines and advanced therapy medicinal products. The framework expands to include selected high-risk medical devices starting in 2026 following the adoption of its final implementing rules. The HTA Regulation will be extended to orphan medicines in January 2028 and, as of 2030, will cover all new centrally authorized medicinal products;
•
Other legislative initiatives include Regulation (EU) 2024/1938 on substances of human origin (SoHO Regulation), which has been adopted and published and will apply primarily from August 2027 onwards, the proposed SPC Regulation revision, the proposed Critical Medicines Act, which achieved a provisional political agreement between the Council and Parliament in May 2026, and the proposed Biotech Act.

Moreover, other EU “horizontal” legislation may impact companies operating in the pharmaceutical sector, including Regulation (EU) 2024/1689 (AI Act), as amended by the AI Omnibus Regulation which entered into force on July 27, 2026, Regulation (EU) 2023/2854 (Data Act), Regulation (EU) 2025/327 (Health Data Space Regulation), which has been adopted and entered into force, and the NIS 2 Directive. Moreover, while the AI-focused portion has been finalized, the EU is currently still discussing the remainder of the Digital Omnibus Package, which comprises a series of technical amendments to a wide body of EU digital legislation covering data, privacy, and cybersecurity.

We are subject to a variety of U.S. and international laws and regulations.

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the FCPA or other anti-bribery and corruption laws; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing cybersecurity and data privacy regulations and enforcement, particularly driven by overlapping AI governance frameworks and expanded enforcement penalties in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

For example, the One Big Beautiful Bill Act (“OBBBA”) reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirements. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, report financial information or data accurately, or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Our officers, directors, employees and consultants and certain other persons are also subject to insider trading rules prohibiting the use of material nonpublic information to purchase, sell or otherwise trade in our securities or those of other companies. In August 2026, the SEC and the FDA announced a memorandum of understanding to establish a formal framework for interagency information sharing, coordination and protocols for exchange of nonpublic information regarding FDA-regulated products and activities, including clinical trial results, status of FDA review, product approvals, facility inspection observations, and other matters within the FDA’s regulatory authority. Such developments may increase the risk that our directors, officers, employees, independent contractors, consultants, commercial partners, principal investigators, CROs, or other insiders with access to material nonpublic information related to FDA regulatory matters could become the subject of SEC enforcement actions for insider trading or related violations. Although such persons are required to comply with our insider trading policy, there can be no assurance that these measures will be effective in preventing or detecting all instances of insider trading, misuse of material nonpublic information, or other misconduct. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions. Further, even if we are successful in mounting a defense, we may incur substantial costs in preparing and maintaining our defense and any such action would be time- and resource-intensive and potentially divert management’s attention from the business, which could adversely affect our ability to operate our business and our results of operations.

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

As of October 26, 2026, we had 1,390 full‑time employees. Our management, personnel, systems, and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Further, the value to employees of stock options or restricted stock units that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our need to effectively manage our operations, growth and various projects requires that we:

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

Moreover, if we are not able to comply with these requirements in a timely manner, or if we, or our independent registered public accounting firm, identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, we could lose investor confidence in the accuracy and completeness of our financial reports, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, as discussed above, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Pursuant to Section 404, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and we will also be required to include with such annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that we have not maintained effective internal control over financial reporting, in all material respects. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, enacted or are considering additional laws, regulations, executive orders, guidance and other enforcement initiatives that may affect the development, procurement, deployment and use of AI technology. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. In the EU, the AI Act establishes a comprehensive, risk-based governance framework for AI in the EU market. The AI Act and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and decisions concerning the impact of AI technology on data privacy, may affect our use of AI technologies.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the equity research analysts that provide research coverage of our common stock or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

As of October 26, 2026, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 31% of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock.

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

As of October 26, 2026, we have outstanding 52,599,985 shares of common stock and 7,789,783 shares of common stock equivalents that would increase the number of shares of common stock outstanding if these instruments were exercised or converted, including stock options to purchase common stock based on vesting requirements and warrants to purchase common stock, as well as outstanding restricted stock units. Of our currently outstanding shares of common stock, 44,699,729 are freely tradable. The remainder of the outstanding shares of common stock are held by our affiliates and may be considered “control securities” for purposes of Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S‑8 registering the issuance of shares of common stock subject to options or other equity awards issued and outstanding, or reserved for issuance under our 2015 Plan and 2025 Long-Term Incentive Plan and additional shares of common stock reserved for issuance under our 2023 Employee Stock Purchase Plan. Shares registered under registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

ITEM 5. OTHER INFORMATION.

During the third quarter of 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers:

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Mark Coleman	Director	September 14, 2026(2)	December 31, 2027	30,721(3)
Ari Maizel	Chief Commercial Officer	September 15, 2026(2)	December 31, 2027	9,000(4)

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

(3) Represents the sale of 12,000 shares of common stock currently held and 18,721 shares underlying stock options that will be exercised prior to expiration.
(4) Represents the sale of shares underlying stock options that will be exercised prior to expiration.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit Number	Description

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXSOME THERAPEUTICS, INC.

Date: November 2, 2026	By	/s/ Herriot Tabuteau, M.D.
Herriot Tabuteau, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By	/s/ Nick Pizzie
Nick Pizzie
Chief Financial Officer
(Principal Financial and Accounting Officer)